Form 10-Q
period 2019-09-30
Personalis, Inc.
filed 2019-11-13
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2019, the registrant had 31,233,959 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$87,013	$19,744
Short-term investments	40,263	—
Accounts receivable, net	4,445	4,457
Inventory and other deferred costs	4,604	3,432
Prepaid expenses and other current assets	3,973	1,926
Total current assets	140,298	29,559
Property and equipment, net	15,215	11,452
Operating lease right-of-use assets	2,154	—
Other long-term assets	2,024	659
Total assets	$159,691	$41,670
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$7,764	$6,565
Accrued and other current liabilities	5,899	3,392
Contract liabilities	33,726	42,897
Short-term debt	—	4,996
Total current liabilities	47,389	57,850
Redeemable convertible preferred stock warrant liability	—	683
Other long-term liabilities	910	121
Total liabilities	48,299	58,654
Commitments and Contingencies (Note 12)
Redeemable convertible preferred stock	—	89,404
Stockholders’ equity (deficit)
Common stock, $0.0001 par value — 200,000,000 shares authorized and 31,142,643 shares issued and outstanding as of September 30, 2019; 102,700,000 shares authorized and 3,085,307 shares issued and outstanding as of December 31, 2018	3	1
Additional paid-in-capital	245,362	9,131
Accumulated other comprehensive loss	(29)	(15)
Accumulated deficit	(133,944)	(115,505)
Total stockholders’ equity (deficit)	111,392	(106,388)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$159,691	$41,670

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$17,153	$11,654	$47,053	$24,617
Costs and expenses
Costs of revenues	11,524	7,173	31,538	17,641
Research and development	5,303	3,574	15,045	10,023
Selling, general and administrative	6,056	2,658	15,692	7,575
Total costs and expenses	22,883	13,405	62,275	35,239
Loss from operations	(5,730)	(1,751)	(15,222)	(10,622)
Interest income	756	83	1,040	215
Interest expense	(204)	(455)	(1,133)	(1,650)
Loss on debt extinguishment	(1,704)	(1,336)	(1,704)	(4,658)
Other (expense) income, net	(2)	(180)	(1,415)	389
Loss before income taxes	(6,884)	(3,639)	(18,434)	(16,326)
Provision for income taxes	(1)	(2)	(5)	(5)
Net loss	$(6,885)	$(3,641)	$(18,439)	$(16,331)
Net loss per share, basic and diluted	$(0.22)	$(1.19)	$(1.35)	$(5.33)
Weighted-average shares outstanding, basic and diluted	31,133,683	3,065,256	13,613,444	3,062,464

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(6,885)	$(3,641)	$(18,439)	$(16,331)
Other comprehensive loss
Foreign currency translation adjustment	(2)	(1)	(2)	(3)
Change in unrealized loss on available-for-sale debt securities	(12)	—	(12)	—
Comprehensive loss	$(6,899)	$(3,642)	$(18,453)	$(16,334)

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Redeemable convertible preferred stock
Total redeemable convertible preferred stock, beginning balances	$—	$75,995	$89,404	$75,995
Conversion of redeemable convertible preferred stock to common stock	—	—	(89,404)	—
Convertible Notes conversion on September 20, 2018 (see Note 6), net of issuance cost	—	13,409	—	13,409
Total redeemable convertible preferred stock, ending balances	$—	$89,404	$—	$89,404

Stockholders' equity (deficit)
Common stock and additional paid-in capital:
Beginning balances	$244,092	$7,523	$9,132	$3,026
Equity component credited to additional paid-in capital upon Convertible Notes modification on May 31, 2018 and August 20, 2018 (see Note 6)	—	800	—	4,690
Conversion of Series A, B and C redeemable convertible preferred stock to common stock	—	—	89,404	—
Proceeds from initial public offering, net of expenses	(197)	—	139,828	—
Conversion of redeemable convertible preferred stock warrants to common stock warrants	—	—	2,086
Proceeds from exercise of common stock warrant	—	—	8	—
Issuance of common stock warrants	—	—	572	—
Proceeds from exercise of stock options	68	12	678	36
Stock-based compensation	1,402	341	3,657	924
Ending balances	245,365	8,676	245,365	8,676

Accumulated other comprehensive loss:
Beginning balances	(15)	(12)	(15)	(10)
Foreign currency translation adjustment	(2)	(1)	(2)	(3)
Unrealized loss on available-for-sale debt securities	(12)	—	(12)	—
Ending balances	(29)	(13)	(29)	(13)

Accumulated deficit:
Beginning balances	(127,059)	(108,309)	(115,505)	(95,619)
Net loss	(6,885)	(3,641)	(18,439)	(16,331)
Ending balances	(133,944)	(111,950)	(133,944)	(111,950)

Total stockholders’ equity (deficit), ending balances	$111,392	$(103,287)	$111,392	$(103,287)

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(18,439)	$(16,331)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	3,382	2,050
Noncash lease expense	673	—
Stock-based compensation expense	3,657	924
Loss on debt extinguishment	1,704	4,658
Change in fair value of convertible preferred stock warrant liability	1,403	166
Change in fair value of compound derivative instrument	—	(574)
Accretion of noncash interest and debt reduction	156	1,137
Other	73	(4)
Changes in operating assets and liabilities
Accounts receivable	(75)	(1,160)
Inventories and other deferred costs	(1,173)	(1,878)
Prepaid expenses and other assets	(3,410)	(818)
Accounts payable	474	773
Accrued and other current liabilities	1,076	542
Contract liabilities	(9,170)	12,955
Other long-term liabilities	(805)	(71)
Net cash (used in) provided by operating activities	(20,474)	2,369
Cash flows from investing activities:
Purchase of available-for-sale debt securities	(40,262)	—
Purchase of property and equipment	(6,469)	(7,181)
Net cash used in investing activities	(46,731)	(7,181)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	144,025	—
Payment of costs related to initial public offering	(3,950)	—
Proceeds from borrowings	20,000	—
Payment of costs related to issuance of Series C redeemable convertible preferred stock	—	(18)
Payments of borrowing costs	(490)	—
Repayments under borrowing arrangements	(25,000)	(645)
Debt extinguishment costs	(794)	—
Proceeds from exercise of common stock warrants	8	—
Proceeds from exercise of stock options	678	34
Net cash provided by (used in) financing activities	134,477	(629)
Effect of exchange rates on cash flows and cash equivalents	(3)	(1)
Net increase (decrease) in cash and cash equivalents	67,269	(5,442)
Cash and cash equivalents, beginning of period	19,744	22,617
Cash and cash equivalents, end of period	$87,013	$17,175

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

Significant Risks and Uncertainties

The Company has incurred net operating losses and negative cash flows from operations every year. As of September 30, 2019, the Company had an accumulated deficit of $133.9 million.

In June 2019, the Company completed an initial public offering (“IPO”) of its common stock and raised proceeds of $139.8 million, after deducting underwriting discounts, commissions and offering expenses. Management believes that these proceeds combined with existing sources of liquidity will be sufficient to fund operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. However, there can be no assurance that additional financing will not be required or that the Company will be successful in raising additional capital on terms that are acceptable to the Company.

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

Approval of Amended and Restated Certificate of Incorporation

An amended and restated certificate of incorporation, which authorized 200,000,000 shares of common stock and 10,000,000 shares of preferred stock became effective in June 2019 in connection with the closing of the Company’s IPO. As of September 30, 2019 no shares of preferred stock are outstanding.

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

The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes required by U.S. GAAP.

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

Initial Public Offering

On June 20, 2019, the Company completed an IPO in which it issued and sold 9,109,725 shares of its common stock at a public offering price of $17.00 per share. The Company received net proceeds of $139.8 million after deducting underwriting discounts, commissions and offering expenses. Offering expenses were $4.2 million and consisted of fees and expenses incurred in connection with the sale of the Company’s common stock in the IPO, including legal, accounting, printing, and other IPO-related costs. During the nine months ended September 30, 2019, $3.9 million of the offering expenses were paid.

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

Concentration of Credit Risk and Other Risks and Uncertainties

The Company is subject to credit risk from its portfolio of cash and cash equivalents. The Company’s cash and cash equivalents are deposited with high-quality financial institutions. Deposits at these institutions may, at times, exceed federally insured limits. Management believes these financial institutions are financially sound and, accordingly, that minimal credit risk exists. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company also invests in investment‑grade debt instruments and has policy limits for the amount it can invest in any one type of security, except for securities issued or guaranteed by the U.S. government. The goals of the Company’s investment policy are as follows: preservation of principal; liquidity of investments sufficient to meet cash flow requirements; avoidance of inappropriate concentration and credit risk; competitive after‑tax rate of returns; and fiduciary control of cash and investments. Under its investment policy, the Company limits the amounts invested in such securities by credit rating, maturity, investment type, and issuer. As a result, management believes that these financial instruments do not expose the Company to any significant concentrations of credit risk.

The Company purchases various reagents and sequencing materials from sole source suppliers. Any extended interruption in the supply of these materials could result in the Company’s inability to secure sufficient materials to conduct business and meet customer demand.

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company maintains an allowance for doubtful accounts, which was $0.1 million and zero as of September 30, 2019 and December 31, 2018, respectively. During the three and nine months ended September 30, 2019, bad debt expense was $0.1 million. The Company had no bad debt expense in 2018.

Significant customers are those that represent more than 10% of the Company’s total revenues or accounts receivable balance at each respective condensed consolidated balance sheet date. For each significant customer, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue (unaudited)		Revenue (unaudited)		Accounts Receivable
	Three Months Ended September 30		Nine Months Ended September 30		September 30, 2019	December 31, 2018
	2019	2018	2019	2018	(unaudited)
VA MVP	75%	56%	63%	51%	49%	*
Merck & Co., Inc.	*	18%	*	16%	*	10%
Pfizer Inc.	11%	10%	17%	*	22%	33%
Customer D	*	*	*	*	*	17%
Customer E	*	*	*	*	*	10%
*	Less than 10% of revenue or accounts receivable

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

Payment terms and conditions vary by contract and customer. The Company’s standard payment terms are less than 90 days from the invoice date. In instances where the timing of the Company’s revenue recognition differs from the timing of its invoicing, the Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised services to the customer will be one year or less. After assessing each of its revenue-generating arrangements to determine whether a significant financing component exists, the Company concluded that a significant financing component does not exist in any of its arrangements. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s services and to provide payment protection for the Company.

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

Costs of Revenues

The Company’s costs of revenues primarily consist of production materials, personnel costs (e.g., salaries, bonuses, benefit, and stock-based compensation), cost of expensed equipment, consumables and laboratory supplies, information technology (“IT”) and facility costs, and depreciation and service maintenance contracts on capitalized equipment.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities at the time of purchase of three months or less. Cash equivalents include bank demand deposits and money market accounts that invest primarily in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Government, its agencies or instrumentalities, and repurchase agreements secured by such obligations or cash. Cash equivalents also include commercial paper, which are marketable debt securities recorded at fair value and accounted for in the same manner as other marketable debt securities described below.

Short-term Investments

The Company’s investments in marketable debt securities are classified as available-for-sale and recorded at fair value. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Short-term investments primarily consist of U.S. agency bonds, commercial paper, corporate bonds, and U.S. treasuries.

Unrealized gains and losses are included in accumulated other comprehensive loss in stockholders’ equity (deficit). Any discount or premium arising at purchase is accreted or amortized to interest income or expense. Realized gains and losses and declines in fair value, if any, judged to be other than temporary are reported in other (expense) income, net. When securities are sold, any associated unrealized gain or loss initially recorded as a separate component of stockholders’ equity (deficit) is reclassified out of stockholders’ equity (deficit) on a specific-identification basis and recorded in earnings for the period.

The Company periodically evaluates whether declines in fair values of its investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and management’s strategy and intentions for holding the marketable security. To date, the Company has not recorded any impairment charges on its marketable securities related to other-than-temporary declines in market value.

Fair Value Measurements

Financial assets and liabilities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. Observable inputs reflect market data obtained from independent sources while unobservable inputs reflect market assumptions made by the reporting entity.

The three-level hierarchy for the inputs to valuation techniques used to measure fair value is briefly summarized as follows:

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

Level 2 — Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

•	Quoted prices for similar assets and liabilities in active markets.
•	Quoted prices for identical or similar assets or liabilities in markets that are not active.
•	Observable inputs other than quoted prices that are used in the valuation of the asset or liabilities (e.g., interest rate and yield curve quotes at commonly quoted intervals).
•	Inputs that are derived principally from or are corroborated by observable market data by correlation or other means.

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

Inventory and Other Deferred Costs

Inventories, consisting of supplies used in the Company’s genomic analysis contracts, are valued at the lower of cost or net realizable value. Cost is determined using actual costs, on a first-in, first-out basis.

Other deferred costs relate to work in process for costs incurred on genomic analysis contracts that have not been completed or recognized as revenues. Other deferred costs represent materials used in sequencing services, labor, and overhead allocations.

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

The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenues arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company performed a detailed review of its revenue agreements and assessed the differences in accounting for such contracts under this guidance compared with previous revenue accounting standards. On January 1, 2017, the Company early adopted ASU No. 2014-09 using the full retrospective method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. Results for all periods presented are under ASC Topic 606.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU 2016-02. These ASUs (collectively, the “new lease standard”) require an entity to recognize a lease liability and a right-of-use (“ROU”) asset on the balance sheet for leases with lease terms of more than twelve months. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance sheet financing. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) —Targeted Improvements, which allows entities to elect a modified retrospective transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoptions rather than in the earliest period presented.

On January 1, 2019, the Company adopted ASU No. 2016-02, and its associated amendments using the modified retrospective transition method by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. There was no cumulative-effect adjustment recorded to retained earnings upon adoption. Under the standard, a lessee is required to recognize a lease liability and ROU asset for all leases. The new guidance also modified the classification criteria and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease continues to depend primarily on its classification. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, its assessment as to whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to January 1, 2019. The Company also elected the practical expedient not to separate lease and non-lease components. In addition, the Company elected the short-term lease exception as a practical expedient.

At the date of adoption, the Company derecognized a deferred rent liability in the amount of $0.3 million, and recognized a ROU asset and respective lease liability in the amount of $1.7 million and $2.0 million, respectively. As of September 30, 2019, lease liabilities in the amount of $1.4 million and $0.9 million are included in “Accrued and other current liabilities” and “Other long-term liabilities,” respectively.

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

Note 3. Revenues

The following table presents the Company’s revenues disaggregated by customer type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
VA MVP	$12,912	$6,520	$29,791	$12,472
All other customers	4,241	5,134	17,262	12,145
Total	$17,153	$11,654	$47,053	$24,617

Revenues from countries outside of the United States, based on the billing addresses of customers, represented 1% and 2% of the Company’s revenues for the three months ended September 30, 2019 and 2018, respectively, and 1% and 3% for the nine months ended September 30, 2019 and 2018, respectively.

Contract Assets and Liabilities

The Company had no contract assets as of September 30, 2019 and December 31, 2018, respectively.

The Company’s contract liabilities consist of customer deposits in excess of revenues recognized and are presented as current liabilities in the condensed consolidated balance sheets.

The balance of contract liabilities was $33.7 million and $42.9 million as of September 30, 2019 and December 31, 2018, respectively. Revenues recognized for the three months ended September 30, 2019 and 2018 that were included in the contract liability balance at the beginning of each reporting period were $10.7 million and $4.8 million, respectively. Revenues recognized for the nine months ended September 30, 2019 and 2018 that were included in the contract liability balance at the beginning of each reporting period were $25.2 million and $6.3 million, respectively.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized (“contracted not recognized revenues”), which include VA MVP contract liabilities and amounts that will be invoiced and recognized as revenues in future periods. Contracted not recognized revenues were $82.5 million as of September 30, 2019, which we expect to recognize as revenues over the next 18 months.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$1,969	$2,134
Other deferred costs	2,635	1,298
Total inventory and other deferred costs	$4,604	$3,432

Property and equipment. Depreciation and amortization expense for the three months ended September 30, 2019 and 2018 was $1.2 million and $0.9 million, respectively, and for the nine months ended September 30, 2019 and 2018 was $3.4 million and $2.1 million, respectively. Accumulated depreciation and amortization was $8.6 million and $5.2 million as of September 30, 2019 and December 31, 2018, respectively.

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued compensation	$3,052	$2,843
Operating lease right-of-use liabilities	1,421	—
Accrued taxes	431	181
Accrued liabilities	352	59
Accrued interest	—	207
Deferred rent	—	99
Other current liabilities	643	3
Total accrued and other current liabilities	$5,899	$3,392

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used in such measurements as of September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents
Money market funds	$45,013	$—	$—	$45,013	Level 1
Commercial paper	39,762	—	(4)	39,758	Level 2
Short-term investments
Commercial paper	7,164	—	(1)	7,163	Level 2
U.S. government securities	2,012	—	—	2,012	Level 1
Corporate debt securities	4,804	1	—	4,805	Level 2
U.S. agency securities	26,291	2	(10)	26,283	Level 2
Total assets measured at fair value	$125,046	$3	$(15)	$125,034

	As of December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents
Money market funds	$18,142	$—	$—	$18,142	Level 1
Total assets measured at fair value	$18,142	$—	$—	$18,142
Liabilities
Long-term liabilities
Convertible preferred stock warrants liability				$683	Level 3
Total liabilities measured at fair value				$683

There have been no realized gains or losses on sales of marketable securities for the periods presented. The Company began investing in marketable debt securities during the current quarter and, therefore, no security has been in an unrealized loss position for 12 months or greater. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. As of September 30, 2019, the Company does not consider any of its marketable debt securities to be other than temporarily impaired.

The Company’s marketable debt securities at September 30, 2019 have maturities due in one year or less, except for debt securities with an aggregate cost basis and fair value of $3.9 million that have maturities ranging from 13 to 15 months.

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

The fair value of each convertible preferred stock warrant was estimated using the Black-Scholes option-pricing model with the assumptions described below. Upon conversion to common stock warrants in the second quarter of 2019 (see Note 10), no further fair value measurements were made. Therefore, there is no activity with respect to periods after the second quarter of 2019. For the periods indicated the Company has limited historical volatility information available, and the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of the warrants. The Company did not apply a forfeiture rate to the warrants as there is not enough historical information available to estimate such a rate. The risk-free interest rate was based on the U.S. Treasury yield curve over the expected term of the warrants.

	Six Months Ended	Year Ended
	June 30, 2019	December 31, 2018
Expected term (in years)	5.01 - 5.26	5.17 - 7.00
Volatility	57.20% - 57.24%	55.56% - 56.42%
Risk-free interest rate	1.75%	2.58% - 3.01%
Dividend yield	0%	0%

The fair value of the compound derivative instrument was estimated at the date of inception in June 2017 and at each subsequent consolidated balance sheet date using a hybrid method that combines probability-weighted and with-or-without methods using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach included the probability of achieving various settlement scenarios that provide the lenders the right or the obligation to receive cash or a variable number of shares upon the completion of a capital transaction. The probability assumptions related to estimating various settlement scenarios as of December 31, 2017 and 2018, and the inception date ranged between 0.2% and 70%, and a discount rate of 35.1% was applied to estimated future cash flows. After the initial measurement, changes in the fair value of this compound derivative were recorded in other income (expense), net.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Warrant Liability	Derivative Asset	Derivative Liability
Balance — December 31, 2017	$292	$—	$671
Initial fair value of derivative asset	—	623	—
Change in fair value	391	(97)	(671)
Elimination as a result of debt extinguishment	—	(526)	—
Balance — December 31, 2018	683	—	—
Change in fair value	1,403	—	—
Reclassification of warrant liability to additional paid in capital on conversion	(2,086)
Balance — September 30, 2019	$—	$—	$—

Note 6. Borrowings

Amounts outstanding under the Company’s financing arrangements consisted of the following (in thousands):

December 31,
2018
Credit agreement
Revolving Loan	$5,000
Total principal payments due	5,000
Less reduction in carrying value	(4)
Total amounts outstanding	4,996
Less: Current portion	(4,996)
Long-Term portion	$—

Term Loan

In September 2014, the Company entered into a loan and security agreement with Silicon Valley Bank to borrow up to $3.0 million under an equipment loan to be secured with the equipment financed (the “Term Loan”). On October 3, 2014, the Company borrowed $2.4 million under the Term Loan. The Term Loan required 12 interest-only payments, followed by 36 equal monthly installments of principal, plus interest, which began on October 3, 2015.

In connection with the Term Loan, the Company issued to the bank a warrant exercisable for ten years from the date of grant to purchase 22,489 shares of the Company’s Series B redeemable convertible preferred stock at an exercise price of $4.60 per share (see Note 10).

The estimated fair value of the warrants upon draw down of $0.1 million was based on the Black-Scholes option-pricing model. The Company recorded the fair value of the warrant at issuance as a reduction in the debt-carrying value and as a warrant liability. The debt-carrying value reduction was accreted using the effective interest method as additional interest expense over the contractual period of four years for the Term Loan.

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

The estimated fair value of the warrant upon draw down of $0.1 million was based on the Black-Scholes option-pricing model. The Company recorded the fair value of the warrant at issuance as a reduction in the debt-carrying value and as a warrant liability. The debt-carrying value reduction was accreted using the effective interest method as additional interest expense over the contractual period of 1.5 years for the Revolving Loan.

The Revolving Loan had an effective interest rate of 19.22% per year. The Revolving Loan interest expense for the three and nine months ended September 30, 2018 was $0.2 million and $0.7 million, respectively. Interest expense for the three and nine months ended September 30, 2019 was not significant.

The Company accrued $0.2 million as of December 31, 2018 related to accretion of final payment due at maturity per the agreement using the effective interest rate method.

On March 22, 2019, this Revolving Loan was repaid in full.

Growth Capital Loan

On March 22, 2019, the Company entered into a growth capital loan (the “Growth Capital Loan”) with TriplePoint to provide for a $20.0 million growth capital loan facility and as of June 30, 2019, had drawn down the full $20.0 million available under the facility. The Company used $5.3 million of the Growth Capital Loan to repay, in its entirety, all amounts outstanding under the Revolving Loan. Borrowings under the Growth Capital Loan bore interest at a floating rate of prime rate plus 5.00% for borrowings up to $15.0 million and the prime rate plus 6.50% for borrowing greater than $15.0 million. Under the agreement, the Company was required to make monthly interest-only payments through April 1, 2020 and was required to make 36 equal monthly payments of principal, plus accrued interest, from April 1, 2020 through March 1, 2023, when all unpaid principal and interest was to become due and payable. The agreement allowed voluntarily prepayment of all, but not part, of the outstanding principal at any time prior to the maturity date, subject to a prepayment fee of 1.00% of the outstanding balance if prepaid in months one through 12 of the loan term. In addition to the final payment, the Company paid an amount equal to 2.75% of each principal amount drawn under this growth capital loan facility.

In connection with the Growth Capital Loan, the Company issued a warrant to purchase 65,502 shares of common stock to TriplePoint at an exercise price of $9.16 per share. The Company recorded the issuance-date fair value of the warrant of $0.6 million and fees paid to TriplePoint of $0.3 million as a debt discount, which was amortized over the term of the Growth Capital Loan using the effective interest rate method.

Upon issuance, the Growth Capital Loan had an effective interest rate of 15.23% per year. Interest expense for the three and nine months ended September 30, 2019 was $0.3 million and $1.0 million, respectively.

On August 14, 2019 the Company paid off the Growth Capital Loan in its entirety. In connection with this debt repayment, the Company recorded a $1.7 million loss on extinguishment of debt in the consolidated statements of operations.

Convertible Notes

On June 29, 2017, the Company entered into a convertible promissory note agreement with certain existing redeemable convertible preferred stockholders and third parties (collectively, the “Investors”) for the issuance of convertible promissory notes with a face value of $12.2 million (the “Convertible Notes”). Under the terms of the Convertible Notes agreement, the Convertible Notes bear interest of 8.00% per annum, with a maturity date of June 28, 2018. In the event that the Company issued and sold shares of its equity securities (the “Equity Securities”) to Investors on or before the maturity date in an equity financing with total proceeds to the Company of not less than $10 million (including the conversion of the Convertible Notes or other convertible securities issued for capital raising purposes) (a “Qualified Financing”), then the outstanding principal amount of the Convertible Notes and any unpaid accrued interest would have automatically converted in whole without any further action by the holder into such Equity Securities sold in the Qualified Financing at a conversion price equal to the price paid per share for Equity Securities by the Investors in the Qualified Financing multiplied by 0.8. If the Company consummated a change of control while the Convertible Notes remained outstanding, the Company would have repaid the holders in cash an amount equal to 150% of the outstanding principal amount of the Convertible Notes, plus any unpaid accrued interest on the original principal. The Convertible Notes had customary events of default.

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

On May 31, 2018, the original maturity date for the Convertible Notes was extended to June 28, 2019 (previously June 28, 2018). The maturity date extension was deemed substantial and was accounted for as a debt extinguishment under ASC 470, Debt. In connection with the debt extinguishment on May 31, 2018, the fair value of the Convertible Notes was allocated between the carrying amount of the Convertible Notes and accrued interested of $13.1 million, a compound derivative asset of $0.6 million, and an equity component of $3.9 million, which was credited to additional paid-in capital within the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). A $3.3 million loss on debt extinguishment was also recorded in the consolidated statements of operations. The new carrying value of the Convertible Notes was accreted using the effective interest method as interest expense over the new contractual period of 1.1 years.

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

Interest expense on the Convertible Notes for the three and nine months ended September 30, 2018 was $0.2 million and $0.9 million, respectively.

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

For the 2018 periods presented, the Company recognized rent expense on a straight-line basis over the noncancelable lease term. The Company’s rent expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively.

In August 2019, the Company entered into a noncancelable operating lease for a co-located data center space. The lease expires on September 1, 2022 and includes an option to extend the term for a period of three years immediately following the expiration of the term with rent payments to be negotiated upon such a renewal.

The Company adopted ASC 842 as of January 1, 2019. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. At the date of adoption of ASC 842, the Company determined the amounts of lease liability using a discount rate of 8.0%, which represents the Company’s incremental borrowing rate. The Company determines its incremental borrowing rate for lease liability using its current borrowing rate, adjusted for various factors including level of collateralization and term. With respect to the lease for co-located data center space, the Company determined the amounts of lease liability using a discount rate of 6.6%, and the Company recognized a $1.1 million operating lease right-of-use asset and lease liability on the lease commencement date in September 2019. The optional renewal periods for both leases were not recognized as part of the right-of-use asset or lease liability as a result of the renewal option assessment at the lease commencement dates.

Operating lease cost for the three and nine months ended September 30, 2019 was $0.3 million and $0.8 million, respectively. Cash paid for operating lease liabilities, included in cash flow from operating activities in the Condensed Consolidated Statement of Cash Flows was $0.8 million for the nine months period ended September 30, 2019. As of September 30, 2019, the weighted average remaining lease term for the operating leases was 2.0 years and the weighted average incremental borrowing rate was 7.3%.

Future minimum lease payments at December 31, 2018 under the noncancelable operating lease were as follows (in thousands):

Amount
2019	$1,091
2020	1,030
Total future minimum lease payments	$2,121

Future minimum lease payments at September 30, 2019 under noncancelable operating leases were as follows (in thousands):

Amount
2019 (remaining three months)	$369
2020	1,408
2021	403
2022	319
Total future minimum lease payments	2,499
Less: Imputed interest	(168)
Present value of future minimum lease payments	2,331
Less: Current portion of operating lease liability	(1,421)
Operating lease liabilities - noncurrent	$910

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

For stock option grants issued prior to December 31, 2015, the Company allowed employees to exercise options granted under the 2011 Plan prior to vesting (early exercise of stock options). The unvested shares are subject to the Company’s repurchase rights at the original purchase price. Initially, the proceeds were recorded as an accrued liability from the early exercise of stock options and reclassified to common stock as the Company’s repurchase rights lapse. There were 262 and 78 unvested shares subject to the Company’s repurchase rights as of December 31, 2018 and September 30, 2019, respectively.

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

At December 31, 2018 there were 4,647,839 shares of common stock available for issuance under the 2011 Plan. At September 30, 2019 there were 4,508,463 shares of common stock available for issuance under the 2011 Plan and 2,758,017 available for issuance under the 2019 Plan.

Stock Option Activity

A summary of the Company’s stock option activity under the 2011 Plan and 2019 Plan for the nine months ended September 30, 2019 is as follows:

	Outstanding Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2018	4,110,130	$3.16	6.94	$24,716
Options granted	897,913	11.95		—
Options exercised	(265,230)	2.55		—
Options cancelled	(64,637)	6.34		—
Balance—September 30, 2019	4,678,176	$4.83	6.79	$46,163

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $14.68 on September 30, 2019 (the last trading day of the quarter) and the exercise prices of the underlying stock options. Out-of-the money stock options are excluded from the aggregate intrinsic value.

The weighted-average grant date fair value of options granted was $8.81 and $4.44 per share for the three months ended September 30, 2019 and 2018, respectively, and $8.19 and $3.44 per share for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the unrecognized stock-based compensation of unvested options was $10.2 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Valuation of Stock Options

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards.

The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected term (in years)	6.00 - 6.08	1.50 - 5.98	5.00 - 6.87	1.50 - 5.99
Volatility	62.28 - 63.08%	52.19 - 56.20%	56.20 - 63.08%	52.19 - 56.20%
Risk-free interest rate	1.53 - 1.73%	2.62 - 2.87%	1.53 - 2.52%	2.62 - 2.88%
Dividend yield	0%	0%	0%	0%

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

During the nine months ended September 30, 2019, no shares of common stock were purchased under the ESPP. The total compensation expense related to the ESPP for the three and nine months ended September 30, 2019 was $0.2 million. The following assumptions were used to calculate the stock-based compensation for each stock purchase right granted under the ESPP: a weighted-average expected life of 0.37 years; expected volatility of 59.1%; a risk-free interest rate of 2.1%; and a zero dividend yield.

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Costs of revenues	$149	$53	$339	$116
Research and development	290	121	647	288
Selling, general, and administrative	963	167	2,671	520
Total stock-based compensation expense	$1,402	$341	$3,657	$924

During the three months ended September 30, 2019, no shares with performance conditions vested. During the nine months ended September 30, 2019, 67,418 shares with performance conditions vested. The awards were subject to two vesting criteria: (i) a time-based service criterion, and (ii) a performance criterion of an initial public offering, which were met in connection with our June 20, 2019 IPO. The Company recognized $0.3 million of stock-based compensation expense for all such awards. During the three and nine months ended September 30, 2018, no shares with performance conditions vested and no stock-based compensation expense was recognized related to shares with performance conditions.

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

Subsequent to the conversion to a common stock warrant and before the end of the Company’s second quarter ended June 30, 2019, the common stock warrant for 22,489 shares was exercised. As a result, the Company issued 19,069 shares of common stock as the contract allows a net share settlement. As of September 30, 2019, the common stock warrant for 62,096 shares was still outstanding.

Note 11. Common Stock Warrants

In connection with the sale of Series A redeemable convertible preferred stock in August 2011, the Company issued a warrant to purchase 188,643 shares of common stock to an investor who purchased Series A redeemable convertible preferred stock in August 2011 at an exercise price of $0.04 per share. The Company recorded the issuance-date fair value of the warrant of $0.1 million in equity as the warrant met all criteria for equity classification. The common stock warrant was exercised in June 2019 prior to the Company’s IPO and is no longer outstanding as of September 30, 2019.

In connection with the Growth Capital Loan agreement (see Note 6), the Company issued a warrant to purchase 65,502 shares of common stock to the lender at an exercise price of $9.16 per share. The Company recorded the issuance-date fair value of the warrant of $0.6 million in equity as the warrant met all criteria for equity classification. The warrant is still outstanding as of September 30, 2019.

Note 12. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of December 31, 2018 and September 30, 2019, the Company was not involved in any material legal proceedings.

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

Note 13. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for the three and nine months ended September 30, 2019 and 2018, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(6,885)	$(3,641)	$(18,439)	$(16,331)
Denominator:
Weighted-average shares outstanding	31,134,009	3,065,386	13,614,087	3,063,418
Less weighted-average shares subject to repurchase	(326)	(130)	(643)	(954)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders — basic and diluted	31,133,683	3,065,256	13,613,444	3,062,464
Net loss per share attributable to common stockholders — basic and diluted	$(0.22)	$(1.19)	$(1.35)	$(5.33)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Redeemable convertible preferred stock	—	18,474,742	—	18,474,742
Common stock warrants	127,598	188,643	127,598	188,643
Series B preferred stock warrant	—	22,489	—	22,489
Series C preferred stock warrant	—	31,048	—	31,048
Options to purchase common stock	4,678,176	3,423,123	4,678,176	3,423,123
Unvested early exercised common stock options	78	—	78	—
Employee stock purchase plan	55,110	—	55,110	—
Total	4,860,962	22,140,045	4,860,962	22,140,045

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 20, 2019 (the “Prospectus”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in our Prospectus.

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

Overview

We are a growing cancer genomics company transforming the development of next-generation therapies by providing more comprehensive molecular data about each patient’s cancer and immune response. We designed our NeXT Platform to adapt to the complex and evolving understanding of cancer, providing our biopharmaceutical customers with information on all of the approximately 20,000 human genes, together with the immune system, in contrast to many cancer panels that cover roughly 50 to 500 genes. We are also developing a complementary liquid biopsy assay that analyzes all human genes versus the more narrowly focused liquid biopsy assays that are currently available. By combining technological innovation, operational scale, and regulatory differentiation, our NeXT Platform is designed to help our customers obtain new insights into the mechanisms of response and resistance to therapy as well as new potential therapeutic targets. Our platform enhances the ability of biopharmaceutical companies to unlock the potential of conducting translational research in the clinic rather than with pre-clinical animal models or cancer cell lines. We are also planning to release a diagnostic based on our NeXT Platform that we envision being used initially by biopharmaceutical customers and clinical collaborators. Since inception, we have provided our services to more than 47 biopharmaceutical customers, including several of the largest pharmaceutical companies in the world.

We have focused on human genome sequencing since our inception in 2011. In 2013, we introduced our patented ACE Exome technology, providing enhanced and more complete coverage over all of the approximately 20,000 human genes. The superior performance of ACE Exome technology compared to other exomes was described in Genome Medicine and Nature Review publications.

In November 2016, we launched our ACE ImmunoID product, the first generation of our immuno-oncology genomics platform that combined our ACE exome and transcriptome technology with analytics to provide a more comprehensive tumor profiling solution for biopharma customers conducting cancer clinical trials and translational research. With ACE ImmunoID for Personalized Cancer Therapy, we further enhanced the platform for personalized cancer therapy customers with additional neoantigen analytics, improved turnaround times, and access to a Device Master File that we filed with the U.S. Food and Drug Administration. With the ACE ImmunoID for Biomarkers, we extended the platform further with ImmunogenomicsID, a broad immunogenomics biomarker analysis engine. In November 2018, we announced ImmunoID NeXT, our universal cancer immunogenomics platform, which is the first technology to enable comprehensive analysis of both a tumor and its immune microenvironment from a single sample and provides utility across immuno-oncology, targeted, and personalized therapies. We are currently commercializing ImmunoID NeXT.

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

In parallel with the development of our platform technology, we have also provided DNA sequencing and analysis services under contract with the U.S. Department of Veterans Affairs (the “VA”) Million Veteran Program (the “VA MVP”), beginning in 2012. This relationship with the VA MVP has enabled us to innovate, scale our operational infrastructure, and achieve greater efficiencies in our lab. Our customers include large-cap pharmaceutical companies, emerging biotechnology companies, universities, non-profit medical research institutes, and government entities. In September 2019, we announced receipt of a new $38.1 million task order from the VA MVP.

Results of Operations

The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$17,153	$11,654	$47,053	$24,617
Costs and expenses
Costs of revenues	11,524	7,173	31,538	17,641
Research and development	5,303	3,574	15,045	10,023
Selling, general and administrative	6,056	2,658	15,692	7,575
Total costs and expenses	22,883	13,405	62,275	35,239
Loss from operations	(5,730)	(1,751)	(15,222)	(10,622)
Interest income	756	83	1,040	215
Interest expense	(204)	(455)	(1,133)	(1,650)
Loss on debt extinguishment	(1,704)	(1,336)	(1,704)	(4,658)
Other (expense) income, net	(2)	(180)	(1,415)	389
Loss before income taxes	(6,884)	(3,639)	(18,434)	(16,326)
Provision for income taxes	(1)	(2)	(5)	(5)
Net loss	$(6,885)	$(3,641)	$(18,439)	$(16,331)
Net loss per share, basic and diluted	$(0.22)	$(1.19)	$(1.35)	$(5.33)
Weighted-average shares outstanding, basic and diluted	31,133,683	3,065,256	13,613,444	3,062,464

Third Quarter 2019 Financial Results

Revenues

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenues were $17.2 million for the three months ended September 30, 2019 compared to $11.7 million for the three months ended September 30, 2018, an increase of $5.5 million, or 47%. This increase was primarily due to an increase in revenues from the VA MVP, which increased $6.4 million, or 98%, and was partially offset by a decrease of $0.9 million in revenues from all other customers, when compared to the three months ended September 30, 2018. The increase in revenues from the VA MVP was driven by an increase in the volume of samples we tested in the three months ended September 30, 2019, partially offset by lower prices per sample. The decrease in revenues from all other customers in the third quarter of 2019 was primarily driven by the receipt of relatively large orders from pharmaceutical customers in early 2018 that were fulfilled beginning around the second quarter of 2018 through the second quarter of 2019.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenues were $47.0 million for the nine months ended September 30, 2019 compared to $24.6 million for the nine months ended September 30, 2018, an increase of $22.5 million, or 91%. This increase was primarily due to an increase in revenues from the VA MVP, which increased $17.3 million, or 139%, when compared to the nine months ended September 30, 2018. Revenues from all other customers increased $5.1 million, or 42%, when compared to the nine months ended September 30, 2018. The increase in revenues from the VA MVP was driven by an increase in the volume of samples we tested in the period, partially offset by lower prices per sample. The increase in revenues from all other customers was primarily due to an increase in the volume of samples we tested in relation to the sequencing and data analysis services we provided to our customers.

Costs of Revenues

Comparison of the Three Months Ended September 30, 2019 and 2018

Costs of revenues were $11.5 million for the three months ended September 30, 2019 compared to $7.2 million for the three months ended September 30, 2018, an increase of $4.3 million, or 60%. This increase was primarily due to the increase in revenues discussed above. The cost components related to the increase in costs of revenues were an increase in production materials of $3.0 million, an increase related to personnel costs including salaries, bonuses, benefits, and stock-based compensation expenses of $0.5 million, an increase in depreciation, service maintenance on capitalized equipment, and the cost of expensed equipment of $0.4 million, an increase in the consumption cost of consumables and laboratory supplies of $0.2 million, and an increase in IT and facility costs of $0.2 million.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Costs of revenues were $31.5 million for the nine months ended September 30, 2019 compared to $17.6 million for the nine months ended September 30, 2018, an increase of $13.9 million, or 79%. This increase was primarily due to the increase in revenues discussed above. The cost components related to the increase in costs of revenues were an increase in production materials of $9.2 million, an increase related to personnel costs including salaries, bonuses, benefits, and stock-based compensation expenses of $1.8 million, an increase in depreciation, service maintenance on capitalized equipment, and the cost of expensed equipment of $1.5 million, an increase in the consumption cost of consumables and laboratory supplies of $0.7 million, and an increase in IT and facility costs of $0.7 million.

Research and Development Expenses

Comparison of the Three Months Ended September 30, 2019 and 2018

Research and development expenses were $5.3 million for the three months ended September 30, 2019 compared to $3.6 million for the three months ended September 30, 2018, an increase of $1.7 million, or 47%. This was primarily due to increased development activities for new product offerings, lab and automation development costs, and IT and facility costs. Research and development expenses increased due to an increase of $0.9 million in personnel-related expenses, including salaries, bonuses, benefits, and stock-based compensation expenses, a $0.6 million increase in laboratory and automation supplies consumed and equipment, and $0.2 million increase in other costs.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Research and development expenses were $15.0 million for the nine months ended September 30, 2019 compared to $10.0 million for the nine months ended September 30, 2018, an increase of $5.0 million, or 50%. This was primarily due to increased development activities for new product offerings, lab and automation development costs, and IT and facility costs. Research and development expenses increased due to an increase of $2.5 million in personnel-related expenses, including salaries, bonuses, benefits, and stock-based compensation expenses, a $1.6 million increase in laboratory and automation supplies consumed, a $0.8 million increase in depreciation, service maintenance on capitalized equipment, and cost of expensed equipment, and $0.1 million increase in other costs.

Selling, General, and Administrative Expenses

Comparison of the Three Months Ended September 30, 2019 and 2018

Selling, general, and administrative expenses were $6.1 million for the three months ended September 30, 2019 compared to $2.7 million for the three months ended September 30, 2018, an increase of $3.4 million, or 126%. Selling, general, and administrative expenses increased due to a $2.0 million increase in personnel-related expenses including salaries, bonuses, benefits, and stock-based compensation expenses primarily related to increased headcount, a $1.1 million increase in professional services primarily related to public company-related costs, and a $0.3 million increase in other costs.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Selling, general, and administrative expenses were $15.7 million for the nine months ended September 30, 2019 compared to $7.6 million for the nine months ended September 30, 2018, an increase of $8.1 million, or 107%. Selling, general, and administrative expenses increased due to a $5.0 million increase in personnel-related expenses including salaries, bonuses, benefits, and stock-based compensation expenses primarily related to increased headcount, a $2.4 million increase in professional services primarily related to public company-related costs, and a $0.7 million increase in other costs.

Other (Expense) Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Changes in fair values of warrants for Series B and Series C convertible preferred stock	$—	$(166)	$(1,403)	$(166)
Changes in fair value of the compound derivative instrument	—	—	—	574
Other	(2)	(14)	(12)	(19)
Total other (expense) income, net	$(2)	$(180)	$(1,415)	$389

Comparison of the Three Months Ended September 30, 2019 and 2018

Our other expenses, net for the three months ended September 30, 2019 was not significant, compared to other expenses, net of $0.2 million for the three months ended September 30, 2018. Other expenses, net in the three months ended September 30, 2018 was primarily comprised of a $0.2 million increase in the fair values of warrants for Series B and Series C redeemable convertible preferred stock.

Comparison of the Nine Months Ended September 30, 2019 and 2018

We had other expenses, net of $1.4 million for the nine months ended September 30, 2019, compared to other income, net of $0.4 million for the nine months ended September 30, 2018. Other expenses, net in the nine months ended September 30, 2019 were primarily comprised of a $1.4 million increase in the fair values of warrants for Series B and Series C redeemable convertible preferred stock. Other income, net in the nine months ended September 30, 2018 was primarily comprised of a $0.6 million decrease in fair value of the compound derivative instrument, partially offset by a $0.2 million increase in the fair values of warrants for Series B and Series C redeemable convertible preferred stock.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through September 30, 2019, we have funded our operations primarily from the issuance of redeemable convertible preferred stock, cash from operations, debt financing, and proceeds from our initial public offering (“IPO”). On March 22, 2019, we received $20.0 million in gross cash proceeds from a growth capital loan described below. On June 24, 2019, we closed our IPO, whereby we sold 9,109,725 shares of common stock at a price of $17.00 per share. The shares began trading on the Nasdaq Global Market on June 20, 2019. The net proceeds received by us from the IPO were $144.0 million, net of underwriting discounts and commissions. We incurred $4.2 million in costs directly related to the offering, $3.9 million of which was paid during the nine months ended September 30, 2019. As of September 30, 2019, we had cash and cash equivalents and marketable securities in the amount of $127.3 million.

We anticipate that our current cash and cash equivalents and marketable securities, together with cash provided by operating activities are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

Term Loan

In September 2014, we entered into a loan and security agreement with a bank to borrow up to $3.0 million under an equipment loan secured by the equipment financed (the “Term Loan”). On October 3, 2014, we borrowed $2.4 million under the Term Loan. The Term Loan required 12 interest-only payments, followed by 36 equal monthly installments of principal, plus interest, which began on October 3, 2015.

In connection with the Term Loan, we issued a warrant exercisable for ten years to purchase 22,489 shares of our Series B redeemable convertible preferred stock at an exercise price of $4.60 per share. The warrant was exercised in full during our second quarter of 2019 and is no longer outstanding.

On September 30, 2018, the Term Loan was repaid in full.

Revolving Loan

In June 2017, we entered into a $10.0 million revolving loan and security agreement (the “Revolving Loan”) with TriplePoint Capital LLC (“TriplePoint”). Borrowings under the Revolving Loan had an interest rate of prime, plus 6.75%. The Revolving Loan also had a 5.5% end of term loan payment on the highest outstanding principal amount. The Revolving Loan required monthly interest-only payments until the maturity date. The Revolving Loan’s original maturity date was December 31, 2018, and in December 2018, the maturity date was further extended until March 22, 2019. The maturity date of the extension of the Revolving Loan was not deemed substantial; therefore, we accounted for the transaction as a debt modification.

As of December 31, 2018, our outstanding principal under the Revolving Loan was $5.0 million and $5.0 million was available to borrow.

In connection with the Revolving Loan, we issued a warrant to purchase up to 62,096 shares of our Series C redeemable convertible preferred stock at an exercise price of $8.052 per share, which was still outstanding as of September 30, 2019.

The Revolving Loan had an effective interest rate of 19.22% per year. The Revolving Loan interest expense for the three and nine months ended September 30, 2018 was $0.2 million and $0.7 million, respectively. Interest expense for the three and nine months ended September 30, 2019 was not significant.

In March 2019, we entered into an amendment to the Revolving Loan with TriplePoint that provided for a $20.0 million growth capital loan facility (the “Growth Capital Loan”). In March 2019, we used $5.3 million of the Growth Capital Loan to repay all amounts owing in respect of the Revolving Loan.

Growth Capital Loan

On March 22, 2019, we entered into the Growth Capital Loan with TriplePoint to provide for a $20.0 million growth capital loan facility and as of June 30, 2019, had drawn down the full $20.0 million available under the facility. We used $5.3 million of the Growth Capital Loan to repay, in its entirety, all amounts outstanding under the Revolving Loan. Borrowings under the Growth Capital Loan bore interest at a floating rate of prime rate plus 5.00% for borrowings up to $15.0 million and the prime rate plus 6.50% for borrowings greater than $15.0 million. Under the agreement, we were required to make monthly interest-only payments through April 1, 2020 and were required to make 36 equal monthly payments of principal, plus accrued interest, from April 1, 2020 through March 1, 2023, when all unpaid principal and interest was to become due and payable. The agreement allowed us to voluntarily prepay all, but not part, of the outstanding principal at any time prior to the maturity date, subject to a prepayment fee of 1.00% of the outstanding balance, if prepaid in months one through 12 of the loan term. In addition to the final payment, we paid an amount equal to 2.75% of each principal amount drawn under this Growth Capital Loan.

In connection with the Growth Capital Loan, we issued a warrant to purchase 65,502 shares of common stock to the lender at an exercise price of $9.16 per share. We recorded the issuance-date fair value of the warrant of $0.6 million and fees paid to the lender of $0.3 million as a debt discount, which was amortized over the term of the Growth Capital Loan using the effective interest rate method.

Upon issuance, the Growth Capital Loan had an effective interest rate of 15.23% per year. Interest expense for the three and nine months ended September 30, 2019 was $0.3 million and $1.0 million, respectively.

On August 14, 2019, we paid off the Growth Capital Loan in its entirety. In connection with this debt repayment, we recognized a $1.7 million loss on debt extinguishment in our consolidated statements of operations. The warrant to purchase 65,502 shares of our common stock remains outstanding as of September 30, 2019.

Convertible Notes

On June 29, 2017, we entered into a convertible promissory note agreement with certain existing redeemable convertible preferred stockholders and third parties (collectively, the “Investors”) for the issuance of convertible promissory notes with a face value of $12.2 million (the “Convertible Notes”). Under the terms of the Convertible Notes agreement, the Convertible Notes bear interest of 8.00% per annum, with a maturity date of June 28, 2018. In the event that we issued and sold shares of its equity securities (the “Equity Securities”) to Investors on or before the maturity date in an equity financing with total proceeds to us of not less than $10 million (including the conversion of the Convertible Notes or other convertible securities issued for capital raising purposes) (a “Qualified Financing”), then the outstanding principal amount of the Convertible Notes and any unpaid accrued interest would have automatically converted in whole without any further action by the holder into such Equity Securities sold in the Qualified Financing at a conversion price equal to the price paid per share for Equity Securities by the Investors in the Qualified Financing multiplied by 0.8. If we consummated a change of control while the Convertible Notes remained outstanding, we would have repaid the holders in cash an amount equal to 150% of the outstanding principal amount of the Convertible Notes, plus any unpaid accrued interest on the original principal. The Convertible Notes had customary events of default.

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

On May 31, 2018, the original maturity date for the Convertible Notes was extended to June 28, 2019 (previously June 28, 2018). The maturity date extension was deemed substantial and was accounted for as a debt extinguishment under Accounting Standards Codification (“ASC”) Topic 470, Debt (“ASC 470”). In connection with the debt extinguishment on May 31, 2018, the fair value of the Convertible Notes was allocated between the carrying amount of the Convertible Notes and accrued interest of $13.1 million, a compound derivative asset of $0.6 million, and an equity component of $3.9 million, which was credited to additional paid-in capital within the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). The transaction also resulted in a $3.3 million loss recorded as debt extinguishment in our consolidated statements of operations. The new carrying value of the Convertible Notes was accreted using the effective interest method as interest expense over the new contractual period of 1.1 years.

On August 20, 2018, the maturity date for the Convertible Notes was changed to September 20, 2018 (previously June 28, 2019). The term change was deemed substantial and was accounted for as a debt extinguishment under ASC 470. In connection with the debt extinguishment on August 20, 2018, the fair value of the Convertible Notes was allocated between the new carrying amount of the Convertible Notes and accrued interest of $13.4 million, and an equity component of $0.8 million, which resulted in an additional credit to additional paid-in capital. Upon modification, the compound derivative asset was eliminated. The transaction also resulted in a $0.8 million loss recorded as debt extinguishment in our consolidated statements of operations. The new carrying value of the Convertible Notes was accreted using the effective interest method as interest expense over the new contractual period of one month.

On September 20, 2018, upon the maturity of the Convertible Notes, the carrying amount, including accrued interest of $13.4 million was converted into 1,667,997 shares of our Series C redeemable convertible preferred stock at a conversion price equal to $8.052 per share. No gain or loss was recorded on the conversion.

Interest expense on the Convertible Notes for the three and nine months ended September 30, 2018 was $0.2 million and $0.9 million, respectively.

Summary Consolidated Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by operating activities	$(20,474)	$2,369
Net cash used in investing activities	(46,731)	(7,181)
Net cash provided by (used in) financing activities	134,477	(629)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2019 was $20.5 million, which resulted from a net loss of $18.4 million and net change in our operating assets and liabilities of $13.1 million, partially offset by non-cash charges of $11.0 million. The net change in our operating assets and liabilities was primarily the result of a $9.2 million decrease in contract liabilities related to customer prepayments, a $3.4 million increase in prepaid expenses and other assets, a $1.2 million increase in inventory and other deferred costs, and a $0.8 million decrease in other long-term liabilities, partially offset by a $1.6 million increase in accounts payable and accrued liabilities. Non-cash charges primarily consisted of $3.7 million of stock-based compensation expense, $3.4 million of depreciation and amortization expense, a $1.7 million loss on debt extinguishment, $1.4 million of change in fair value of convertible preferred stock warrant liability, $0.7 million noncash lease expense, and $0.1 million change in accretion of noncash interest and debt reduction.

Net cash provided by operating activities during the nine months ended September 30, 2018 was $2.4 million, which resulted from a net loss of $16.3 million, offset by a net change in our operating assets and liabilities of $10.3 million and non-cash charges of $8.4 million. The net change in our operating assets and liabilities was primarily the result of a $12.9 million increase in contract liabilities related to customer prepayments, a $1.3 million increase in accounts payable and accrued liabilities to support inventory, and general expenses, partially offset by a $1.9 million increase in inventory and other deferred costs, a $1.2 million increase in accounts receivables related to increases in revenue, and a $0.8 million increase in prepaid expenses and other assets. Non-cash charges primarily consisted of a $4.7 million loss on debt extinguishment, $2.1 million of depreciation and amortization expense, $1.1 million of accretion of noncash interest and debt reduction, and $0.9 million of stock-based compensation expense, partially offset by $0.4 million of change in fair value of compound derivative instrument and convertible preferred stock warrant liability.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $46.7 million, which consisted of $40.2 million purchases of available-for-sale debt securities and $6.5 million purchases of property and equipment used for our sequencing and data analysis services and facility expansion to support expanded operations.

Net cash used in investing activities for the nine months ended September 30, 2018 was $7.2 million, which was primarily related to the acquisition of property and equipment used for our sequencing and data analysis services and facility expansion to support expanded operations.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $134.5 million for the nine months ended September 30, 2019, which primarily consisted of $144.0 million proceeds from our IPO, net of the underwriting discount of $10.8 million, $20.0 million borrowings under the Growth Capital Loan, and $0.7 million from proceeds of exercise of stock options, partially offset by $25.0 million in debt repayments, $3.9 million in payment of costs related to our IPO, $0.8 million in debt extinguishment costs, and $0.5 million in borrowing costs.

Net cash used in financing activities was $0.6 million for the nine months ended September 30, 2018, which primarily consisted of borrowing costs.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with revenue recognition, the valuation of common stock warrants and convertible preferred stock warrants, convertible instruments, common stock valuations, stock-based compensation, and income taxes have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus.

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. See Note 2 — Summary of Significant Accounting Policies and Note 7 — Leases in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates.

As of September 30, 2019, we had cash and cash equivalents of $87.0 million, consisting of cash held in bank accounts and money market funds denominated in U.S. dollars. Cash equivalents also include $39.8 million of commercial paper, which are highly liquid marketable debt securities with maturities at the time of purchase of three months or less. As of September 30, 2019, we had short-term marketable debt securities of $40.3 million, consisting of U.S. agency bonds, commercial paper, corporate bonds, and U.S. treasuries. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of September 30, 2019, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $0.3 million decline of the fair value of our marketable debt securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. A 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents, exclusive of the marketable debt securities.

Foreign Currency Risk

The majority of our revenues is generated in the United States. As of September 30, 2019, we had generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to ensure timely decisions regarding required disclosures. In connection with preparation of our financial statements for the years ended December 31, 2017 and 2018, management identified a material weakness in our internal controls due to a lack of sufficient full-time accounting staff with requisite experience and deep technical accounting knowledge to (i) identify and resolve complex accounting issues under U.S. GAAP and (ii) allow for appropriate segregation of duties. As a result, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were ineffective. Upon identification of the material weaknesses and under the direction of our principal executive officer and principal financial officer, we developed a comprehensive plan to remediate the material weaknesses.

As of September 30, 2019, and as described under Status of Remediation of Material Weakness in Internal Control Over Financial Reporting below, all of the material weaknesses were not fully remediated. As a result, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective. Notwithstanding the aforementioned material weaknesses and failure of disclosure controls, our management has taken additional steps to assure there is appropriate disclosure in this report and has concluded that the financial statements included in this report fairly present, in all material respects, our financial condition for the periods presented in conformity with U.S. GAAP.

Status of Remediation of Material Weakness in Internal Control Over Financial Reporting

We have been and are actively engaged in the implementation of remediation efforts to address the material weaknesses in our internal control over financial reporting as of December 31, 2018. As part of our remediation plan to address the material weakness identified above, we hired a new Chief Financial Officer in March 2019 and four additional accounting resources in the second and third quarters of 2019, including two Certified Public Accountants with the specific technical accounting and financial reporting experience necessary for a public company. Management believes that these additional resources will provide an appropriate remediation of the material weakness; however, the effectiveness of the controls have not been fully tested by management.

We will continue to assess the adequacy of our accounting personnel and resources, and will add additional personnel, as well as adjust our resources, as necessary, commensurate with any increase in the size and complexity of our business.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Strategy

We have a history of losses, and as our costs increase, we expect to incur significant losses for the foreseeable future and may not be able to generate sufficient revenues to achieve or sustain profitability.

We have incurred net losses since our inception. For the nine months ended September 30, 2019 and 2018, we had net losses of $18.4 million and $16.3 million, respectively. As of September 30, 2019, we had an accumulated deficit of $133.9 million. To date, we have not generated sufficient revenues to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenues sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Certain of our customers prepay us for a portion of the services that they expect to order from us before they place purchase orders and we deliver those services. In some cases, this prepayment can be substantial and may be paid months or a year or more in advance of these customers providing samples to us and before our delivery of the services to which some or all of the deposit relates. As of September 30, 2019, we had approximately $33.7 million in customer deposits, including $31.2 million from one customer. However, as of that date, we had $87.0 million of cash and cash equivalents. We are generally not required by our contracts to retain these deposits in cash or otherwise and we have generally used these deposits to make capital expenditures and fund our operations. If a customer that has prepaid us for future services cancels its contract with us or reduces the level of services that it expects to receive, we would generally be required to repay that customer’s deposit with little or no notice. We may not have the cash or other available resources to satisfy that repayment obligation. Even if we are able to satisfy the repayment obligation from available resources, we may need to seek additional sources of capital to fund our operations, which funding may not be available when needed or on acceptable terms. In either of those circumstances, our business, financial condition, results of operations, and reputation would be materially and adversely affected. Furthermore, in the future, customers may elect not to prepay us for our services in which case we would have to find other sources of funding for our capital expenditures and operations, which would be costly relative to the aforementioned cost-free customer deposit funding and which may not be available when needed or on acceptable terms.

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

Some of our present and potential competitors, including Guardant Health, Inc., Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in July 2018, Roche Molecular Systems, Inc., NanoString Technologies, Inc., Personal Genome Diagnostics, Inc., Adaptive Biotechnologies Corporation, and NeoGenomics, Inc., may have widespread brand recognition and substantially greater financial and technical resources and development, production capacities, and marketing capabilities than we do. They may be able to devote greater resources to the development, promotion, and sale of their products and services than we do or sell their products and services at prices designed to win significant levels of market share. In addition, competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established, and well-financed companies. Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services, which could force us to lower the price of our services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized products or services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.

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

Like other genomics profiling companies that sell to the pharmaceutical industry, we have customer concentration. We currently derive a significant portion of our revenues from the U.S. Department of Veterans Affairs (the “VA”) Million Veteran Program (the “VA MVP”), which accounted for 75% and 63% of our revenues in the three months and nine months ended September 30, 2019, respectively. Our top five customers, including the VA MVP, accounted for 93% and 92% of our revenues for the three months and nine months ended September 30, 2019, respectively. There are inherent risks whenever a large percentage of revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers. In addition, revenues from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. Further, while we have long-term contractual arrangements with certain of our customers, these customers are not required to purchase a minimum number of analyses. If any of these customers suspend or terminate clinical trials, receive less funding, experience declining or delayed sales, or otherwise chose to reduce or eliminate their use of our services, we could be pressured to reduce the prices we charge for our services which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenues and results of operations. In particular, if the VA MVP terminates our services for convenience, which it is permitted to do, such termination would have a material adverse effect on our revenues, cash position, and results of operations. Further, if our largest customers were to cease using or stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We currently derive a substantial portion of our revenues from DNA sequencing and data analysis services that we provide to our largest customer, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services is substantially reduced, our business, financial condition, operating results, and cash flows would be materially harmed.

We derive a substantial portion of our current and expected future revenues from sales of our DNA sequencing and data analysis services to the VA MVP. In September 2017, we entered into a one-year contract with three one-year option renewal periods with the VA for the VA MVP, pursuant to which we received orders from the VA MVP in September 2017, 2018, and 2019.

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

In addition, the Device Master File that we have filed with the FDA, which is focused on the technology, quality management, and validation of our platform, specifically on its use for the development of personalized immunotherapies, is predicated on our use of specified equipment and processes, including Illumina sequencers and related equipment. The detailed information in the Device Master File is not shared with our customers, but with our permission they can reference our FDA file number in their Investigational New Drug filings with the FDA. If we were required to transition to a new supplier of sequencers or certain other equipment or processes in our laboratory, our Device Master File would need to be replaced or updated, and until such time as that occurred, customers for which we deliver services after the transition would not be able to reference our Device Master File, which would cause us to lose a competitive advantage.

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

While we have not experienced any such system failure, accident, or security breach to date and believe that our data protection efforts and our investment in information technology reduce the likelihood of such incidents in the future, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our services and technologies could be delayed. Furthermore, significant disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

In addition, the interpretation and application of consumer, health-related and data protection laws, especially with respect to genetic samples and data, in the United States, the European Union (the “EU”), and elsewhere are often uncertain, contradictory and in flux. For example, the EU-wide General Data Protection Regulation (EU) 2016/679 (“GDPR”) became applicable on May 25, 2018, replacing data protection laws issued by of each EU member state based on the Directive 95/46/EC (the “Directive”). Unlike the Directive, which needed to be transposed at a national level, the GDPR text is directly applicable in each EU member state, resulting in a more uniform application of data privacy laws across the EU. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. It requires data controllers to implement more stringent operational requirements for processors and controllers of personal data, including, for example, transparent and expanded disclosure to data subjects (in a concise, intelligible and easily accessible form) about how their personal information is to be used, imposes limitations on retention of information, increases requirements pertaining to health data and pseudonymized (i.e., key-coded) data, introduces mandatory data breach notification requirements, and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Fines for non-compliance with the GDPR will be significant—the greater of €20 million or 4% of global turnover. The GDPR provides that EU member states may introduce further conditions, including limitations, to make their own further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share European data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business, and harm our business and financial condition. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, and ongoing developments in the United Kingdom regarding the timing and conditions of Brexit have created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear when Brexit may occur, if at all, and whether the United Kingdom will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated.

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

Errors, including if our tests fail to accurately detect gene variants, or mistakes, including if we fail to or incompletely or incorrectly identify the significance of gene variants, could have a significant adverse impact on our business. We classify variants in accordance with guidelines that are subject to change and subject to our interpretation. There can also be flaws in the databases, third-party tools, algorithms we use, and in the software that handles automated parts of our classification protocol. If we receive poor quality or degraded samples, our tests may be unable to accurately detect gene variants or we may fail to or incompletely or incorrectly identify the significance of gene variants, which could have a significant adverse impact on our business.

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

Although we maintain liability insurance, including for errors and omissions and professional liability, we cannot assure you that our insurance would be sufficient to protect us from the financial impact of defending against these types of claims, or any judgments, fines, or settlement costs arising out of any such claims. Any liability claim, including an errors and omissions liability claim, brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any liability lawsuit could cause injury to our reputation or cause us to suspend sales of our tests or cause a suspension of our license to operate. The occurrence of any of these events could have an adverse effect on our business, reputation, and results of operations.

If we cannot develop services and products to keep pace with rapid advances in technology, medicine, and science, or if we experience delays in developing such services and products, our operating results and competitive position could be harmed.

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

Our success in implementing our business strategy depends largely on the skills, experience, and performance of key members of our executive management team and others in key management positions, including John West, our Chief Executive Officer, Richard Chen, our Chief Scientific Officer, Clinton Musil, our Chief Business Officer, and Aaron Tachibana, our Chief Financial Officer. The collective efforts of each of these persons and others working with them as a team are critical to us as we continue to develop our technologies, services, products, and research and development programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies, and implementing our business strategy. Each member of our executive management team has an employment agreement; however, the existence of an employment agreement does not guarantee retention of members of our executive management team, and we may not be able to retain those individuals. We do not maintain “key person” life insurance on any of our employees.

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

Our performance, including our research and development programs and laboratory operations, largely depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and we may not be able to attract or retain qualified personnel in the future, including bioinformatic scientists, bioinformatic engineers, software engineers, statisticians, variant curators, clinical laboratory scientists, and genetic counselors, due to the competition for qualified personnel among life science businesses, technology companies, as well as universities and public and private research institutions, particularly in the San Francisco Bay Area. All of our U.S. employees are at-will, which means that either we or the employee may terminate their employment at any time. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees for reasons that may include movements in our stock price. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to scale our business and support our research and development efforts and our laboratory operations. We believe that our corporate culture fosters innovation, creativity, and teamwork. However, as our organization grows, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our ability to retain and attract employees and our future success.

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

Although we invest substantially in the backup/restore, high-availability architecture, monitoring and reporting, documentation and preventive security controls of our systems, all information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious or inadvertent human acts and natural disasters. Our servers are potentially vulnerable to physical or electronic break-ins, employee errors, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from conducting tests, preparing and providing reports to our customers, billing customers, collecting revenue, handling inquiries from our customers, conducting research and development activities, and managing the administrative aspects of our business. For example, in the first quarter of 2018, we experienced downtime in our information technology systems in connection with the adoption of certain new information technology, and our results of operations in the first and second quarters of 2018 were adversely affected as a result. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

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

Although the FDA has statutory authority to assure that medical devices are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to laboratory developed tests (“LDTs”), which are a subset of in vitro diagnostic devices that are intended for clinical use and designed, manufactured, and used entirely within a single laboratory. We currently market our tests as LDTs and, therefore, we believe that they are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDC Act provisions. Despite the FDA’s historic enforcement discretion policy with respect to LDTs, in November 2017, the FDA finalized a classification order setting out the regulatory requirements that apply to certain genetic health risk tests and revised a separate classification order exempting certain carrier screening tests from FDA premarket clearance and approval requirements when certain regulatory requirements are met. None of our tests comply with these classification orders because we market our tests as LDTs that are subject to the FDA’s policy of enforcement discretion. However, the FDA may find that our tests do not fall within the definition of an LDT, and may determine that our tests are subject to the FDA’s enforcement of its medical device regulations, including the recent classification orders, and the applicable FDC Act provisions. While we believe that we are currently in material compliance with applicable laws and regulations, we cannot assure you that the FDA or other regulatory agencies would agree with our determination, and a determination that we have violated these laws, or a public announcement that we are being investigated for possible violations of these laws, could adversely affect our business, prospects, results of operations or financial condition. If the FDA determines that our tests are subject to enforcement as medical devices, we could be subject to enforcement action, including administrative and judicial sanctions, and additional regulatory controls and submissions for our tests, all of which could be burdensome. See “—Failure to comply with federal, state, and foreign laboratory licensing requirements and the applicable requirements of the FDA or any other regulatory authority, could cause us to lose the ability to perform our tests, experience disruptions to our business or become subject to administrative or judicial sanctions.”

Moreover, LDTs may in the future become subject to more onerous regulation by the FDA. A significant change in any of the laws, regulations, or policies may require us to change our business model in order to maintain regulatory compliance. At various times since 2006, the FDA has issued documents outlining its intent to require varying levels of FDA oversight of many types of LDTs. In October 2014, the FDA issued two non-binding draft guidance documents that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA indicated that it did not intend to implement its proposed framework until the draft guidance documents are finalized. The FDA was expected to finalize its proposal for the oversight of LDTs before the end of 2016, but in November 2016, the FDA announced that it would halt finalizing of the guidance documents and continue to work with stakeholders, the incoming administration, and Congress on the approach to LDT regulation. This announcement was followed by the issuance of an information discussion paper on January 13, 2017, in which the FDA outlined a substantially revised “possible approach” to the oversight of LDTs. The discussion paper explicitly states that it is not a final version of the 2014 draft guidance and that it is not enforceable and does not represent the FDA’s “formal position.” It is unclear at this time if or when the FDA will finalize its plans to end enforcement discretion for LDTs, and even then, whether the new regulatory requirements are expected to be phased-in over time. However, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time, which could result in delay or additional expense in offering our tests and tests that we may develop in the future.

Legislative proposals addressing oversight of genetic testing and LDTs have been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time to time in the future. We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, whether through finalization of guidance issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law or guidance could be issued by the FDA that may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests. This legislative and regulatory uncertainty exposes us to the possibility of enforcement action or additional regulatory controls and submissions for our tests, both of which could be burdensome. We cannot be certain that the FDA will not enact rules or guidance documents that could impact our ability to purchase certain materials necessary for the performance of our tests, such as products labeled for research use only. Should any of the reagents obtained by us from suppliers and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting, or prohibiting the purchase of reagents necessary to perform testing.

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

If our tests are considered medical devices not subject to enforcement discretion, one classification regulation that could be relevant to one or more of our tests is a recently finalized classification for genetic health risk (“GHR”) assessment tests. On April 6, 2017, in response to a de novo request for reclassification submitted by another company, the FDA issued an order classifying genetic tests known as genetic health risk assessment systems (“GHR tests”) as Class II devices subject to premarket notification and specified special controls requirements. On November 7, 2017, the FDA codified this classification at 21 C.F.R. § 866.5950. If our tests are considered medical devices that are not subject to enforcement discretion and one or more of our tests is considered to fall under the 21 C.F.R. § 866.5950 classification regulation for GHR tests, or under another Class II classification that is subject to a premarket notification requirement, we would be required to obtain marketing clearance for such tests. Further, if considered to fall under the 21 C.F.R. § 866.5950 classification for GHR tests, our tests would be required to adhere to specified special controls, such as labeling and testing specifications and information about the test to be posted on the manufacturer’s website. Although the FDA has also issued a proposal for a simplified path to market GHR tests that would amend the classification regulation at 21 C.F.R. § 886.5950 such that manufacturers would only be subject to a one-time marketing review to ensure that they meet the applicable FDA requirements prior to selling GHR tests in the market, the FDA has yet to finalize this proposal, and we do not know if and when finalization will occur. Even if the FDA finalizes the proposed limited exemption for GHR tests, if any of our current or pipeline tests are not considered by the FDA to be GHR tests or do not qualify for the limited exemption (if and when finalized), or if any of our tests fall under a different non-exempt classification or are unclassified, we could be required to obtain 510(k) clearance or approval of a PMA for such test in the future.

If premarket review of our tests is required, the premarket review process may involve, among other things, successfully completing additional clinical trials. If we are required to conduct premarket clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our product development costs, delay commercialization of any future products, and interrupt sales of our current products. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the concerns around genetic testing, the nature of the protocol, the proximity of patients to clinical sites, and the eligibility criteria for the clinical trial.

If we are required to conduct clinical trials, we and any third-party contractors we engage would be required to comply with good clinical practices (“GCPs”), which are regulations and guidelines enforced by the FDA, for products in clinical development. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any third-party contractor fails to comply with applicable GCPs, the clinical data generated in clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before clearing or approving our marketing applications. A failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory clearance or approval process. In addition, if these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our tests. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our tests or to achieve or sustain profitability.

The FDA requires medical device manufacturers to comply with, among other things, current good manufacturing practices for medical devices, set forth in the Quality System Regulation at 21 C.F.R. Part 820, which requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures during the manufacturing process; the medical device reporting regulation, which requires that manufacturers report to the FDA if their device or a similar device they market may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; labeling regulations, including the FDA’s general prohibition against promoting products for unapproved or “off-label” uses; the reports of corrections and removals regulation, which requires manufacturers to report to the FDA if a device correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the FDC Act caused by the device which may present a risk to health; and the establishment registration and device listing regulation.

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

In addition, any clearance or approval we obtain for our products may contain requirements for costly post-market testing and surveillance to monitor the safety or efficacy of the product. The FDA has broad post-market enforcement powers, and if unanticipated problems with our products arise, or if we or our suppliers fail to comply with regulatory requirements following FDA clearance or approval, we may become subject to enforcement actions such as:

•	restrictions on manufacturing processes;
•	restrictions on product marketing;
•	warning letters;
•	withdrawal or recall of products from the market;
•	refusal to approve pending PMAs, 510(k)s, or supplements to approved PMAs or cleared 510(k)s that we submit;
•	fines, restitution, or disgorgement of profits or revenue;
•	suspension or withdrawal of regulatory clearances or approvals;
•	limitation on, or refusal to permit, import or export of our products;
•	product seizures;
•	injunctions; or
•	imposition of civil or criminal penalties.

Moreover, the FDA strictly regulates the promotional claims that may be made about medical devices. In particular, a medical device may not be promoted for uses that are not approved by the FDA as reflected in the device’s approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal, and administrative penalties.

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

Although we market our tests as LDTs that are currently subject to the FDA’s exercise of enforcement discretion, if we fail to operate within the conditions of that exercise of enforcement discretion, or if any of our products otherwise fail to comply with FDA regulatory requirements as enforced, we would be subject to the applicable requirements of the FDC Act and the FDA’s implementing regulations. The FDA is empowered to impose sanctions for violations of the FDC Act and the FDA’s implementing regulations, including warning letters, civil and criminal penalties, injunctions, product seizure or recall, import bans, restrictions on the conduct of our operations and total or partial suspension of production. Any of the aforementioned sanctions could cause reputational damage, undermine our ability to maintain and increase our revenues, and harm our business, financial condition, and results of operations. In particular, if we or the FDA discover that any of our products have defects that call into question the accuracy of their results, we may be required to undertake a retest of all results and analyses provided during the period relevant to the defect, or recall the affected products. The direct costs incurred in connection with such a recall in terms of management time, administrative, and legal expenses and lost revenue, together with the indirect costs to our reputation could harm our business, financial condition and results of operations, and our ability to execute our business strategy. While we believe that we are currently in material compliance with applicable laws and regulations as currently enforced, the FDA or other regulatory agencies may not agree, and a determination that we have violated these laws or a public announcement that we are being investigated for possible violations of these laws could adversely affect our business, financial condition, results of operations, and prospects.

Complying with numerous statutes and regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

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

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, biologicals, and medical devices or supplies that require premarket approval by or notification to the FDA, and for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (“CHIP”) to report annually to CMS information related to (i) payments and other transfers of value to physicians and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members;

•

the HIPAA fraud and abuse provisions, which created federal civil and criminal statutes that prohibit, among other things, defrauding healthcare programs, willfully obstructing a criminal investigation of a healthcare offense, and falsifying or concealing a material fact or making any materially false statements in connection with the payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

We may in the future expand our business and operations into international jurisdictions in which we have limited operating experience, including with respect to seeking regulatory approvals and marketing and selling products and services. If we expand internationally, our operations in these jurisdictions may be adversely affected by general economic conditions and economic and fiscal policy, including changes in exchange rates and controls, interest rates and taxation policies, increased government regulation, social stability, and political, economic or diplomatic developments in the future. Certain jurisdictions have, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries. Rioting, military activity, terrorist attacks, or armed hostilities could cause our operations in such jurisdictions to be adversely affected or suspended. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. In addition, anti-bribery and anti-corruption laws may conflict with some local customs and practices in foreign jurisdictions. Our international operations may subject us to heightened scrutiny under the FCPA, the UK Bribery Act and similar anti-bribery laws, and could subject us to liability under such laws despite our best efforts to comply with such laws. As a result of our policy to comply with the FCPA, the UK Bribery Act and similar anti-bribery laws, we may be at a competitive disadvantage to competitors that are not subject to, or do not comply with, such laws. Further, notwithstanding our compliance programs, there can be no assurances that our policies will prevent our employees or agents from violating these laws or protect us from any such violations. Additionally, we cannot predict the nature, scope or impact of any future regulatory requirements that may apply to our international operations or how foreign governments will interpret existing or new laws. Alleged, perceived, or actual violations of any such existing or future laws by us or due to the acts of others, may result in criminal or civil sanctions, including contract cancellations or debarment, and damage to our reputation, any of which could have a material adverse effect on our business.

Changes in health care policy could increase our costs, decrease our revenues, and impact sales of and reimbursement for our tests.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “ACA”), became law. This law substantially changed the way health care is financed by both commercial payers and government payers, and significantly impacts our industry. The ACA contains a number of provisions that are expected to impact the business and operations of our customers, some of which in ways we cannot currently predict, including those governing enrollment in state and federal health care programs, reimbursement changes, and fraud and abuse, which will impact existing state and federal health care programs and will result in the development of new programs.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments beginning in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the Medicare Clinical Laboratory Fee Schedule, or the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payer payment rates and volumes for their tests. CMS will use this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare reimbursement rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. It is unclear what impact new quality and payment programs, such as MACRA, or new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations, or cash flows.

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

Our activities currently require the use of hazardous chemicals and biological material. We cannot eliminate the risk of an accidental environmental release or injury to employees or third parties from the use, storage, handling, or disposal of these materials. In the event of an environmental release or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state, and local laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. The cost of maintaining compliance with these laws and regulations may become significant and our failure to comply may result in substantial fines or other consequences, and either could negatively affect our operating results.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies, products, and services are obtained, once the patent life has expired, we may be open to competition from competitive products. Our issued patents will expire on dates ranging from 2033 to 2037, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2038. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our technologies, products and services, our competitive position, business, financial condition, results of operations, and prospects will be adversely affected.

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

Others may independently develop similar or alternative technologies or design around technologies for which we may not be able to obtain patent protection. In addition, any patent applications we file may be challenged and may not result in issued patents or may be invalidated, rendered unenforceable or narrowed in scope after they are issued, and there is no guarantee any of our issued patents include or will include claims that are sufficiently broad to cover our products, services and other technologies or to provide meaningful protection from our competitors. Consequently, we do not know whether any of our platform advances, products, services, and other technologies will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.

Even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our technologies, products, and services, or prevent others from designing around our claims. Any finding that our patents or applications are invalid, unpatentable, or unenforceable could harm our ability to prevent others from practicing the related technology, and a finding that others have inventorship or ownership rights to our patents and applications could require us to obtain certain rights to practice related technologies, which may not be available on favorable terms, if at all. If we initiate lawsuits to protect or enforce our patents, or litigate against third-party claims, which would be expensive, and, if we lose, we may lose some of our intellectual property rights. Furthermore, these lawsuits may divert the attention of our management and technical personnel. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

We seek protection for certain aspects of our technologies, products, and services through the filing of patents, registration of copyrights, and use of non-disclosure agreements. In addition, we also expect to rely on trade secrets and proprietary know-how protection for our confidential and proprietary information, and we have taken security measures to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know-how, or other confidential information. Among other things, we seek to protect our trade secrets, know-how, and confidential information by entering into confidentiality agreements with parties who have access to them, such as our employees, collaborators, contract manufacturers, consultants, advisors, and other third parties. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Moreover, there can be no assurance that any confidentiality agreements that we have with our employees, consultants, or other third parties will provide meaningful protection for our trade secrets, know-how, and confidential information or will provide adequate remedies in the event of unauthorized use or disclosure of such information. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Accordingly, there also can be no assurance that our trade secrets or know-how will not otherwise become known or be independently developed by competitors.

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

Trade secrets and know-how can be difficult to protect as trade secrets and know-how will over time be disseminated within the industry through independent development, the publication of journal articles, and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Because from time to time we expect to rely on third parties in the development, manufacture and distribution of our products and provision of our services, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, license agreements, collaboration agreements, supply agreements, consulting agreements, or other similar agreements with our advisors, employees, collaborators, licensors, suppliers, third-party contractors, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets and know-how. Despite the contractual provisions employed when working with third parties, the need to share trade secrets, know-how, and other confidential information increases the risk that such trade secrets and know-how become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or know-how, or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.

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

We are evaluating and implementing additional procedures to remediate this material weakness, however, we cannot assure you that these or other measures will fully remediate the material weakness in a timely manner or prevent future material weaknesses from occurring. As part of our remediation plan to address the material weakness identified above, we hired a new Chief Financial Officer in March 2019 and five additional accounting resources in the second and third quarters of 2019, including two Certified Public Accountants with the specific technical accounting and financial reporting experience necessary for a public company. We will continue to assess the adequacy of our accounting personnel and resources, and will add additional personnel, as well as adjust our resources, as necessary, commensurate with any increase in the size and complexity of our business.

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

Our directors, executive officers, and 5% or greater stockholders and their affiliates beneficially owned, in the aggregate, approximately 47.6% of our outstanding capital stock as of September 30, 2019. As a result, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock, and may not be in the best interests of our other stockholders.

Future sales of shares by existing stockholders, or the perception that such sales could occur, could cause our stock price to decline.

As of September 30, 2019, we had outstanding 31,142,643 shares of common stock. Our executive officers, directors, and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or lock-up agreements with the underwriters in connection with our IPO under which they have agreed, subject to specific exceptions, not to sell any of our capital stock until December 17, 2019.

However, after the market standoff agreements and lock-up agreements referred to above expire, substantially all of such shares will be eligible for sale in the public market. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of September 30, 2019 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, 180 days after the closing of the IPO, holders of up to an aggregate of 18,790,983 shares of our common stock will have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

The underwriters of our IPO were Morgan Stanley & Co. LLC, BofA Securities, Inc., Cowen and Company, LLC, and Oppenheimer & Co. Inc. We paid the underwriters of our IPO an underwriting discount and commission totaling $10.8 million and incurred $4.2 million in offering costs. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $139.8 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or any affiliates.

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

Date: November 13, 2019	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer (Duly Authorized Officer)