Form 10-Q
period 2020-03-31
Personalis, Inc.
filed 2020-05-07
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, the registrant had 31,710,477 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$46,694	$55,046
Short-term investments	73,339	73,243
Accounts receivable, net	5,508	3,300
Inventory and other deferred costs	6,438	4,606
Prepaid expenses and other current assets	3,437	3,383
Total current assets	135,416	139,578
Property and equipment, net	13,402	14,106
Operating lease right-of-use assets	1,529	1,845
Other long-term assets	1,531	1,762
Total assets	$151,878	$157,291
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,337	$7,337
Accrued and other current liabilities	7,375	6,648
Contract liabilities	34,408	35,977
Total current liabilities	52,120	49,962
Other long-term liabilities	556	639
Total liabilities	52,676	50,601
Commitments and Contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 31,530,443 and 31,243,029 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	248,854	247,282
Accumulated other comprehensive income (loss)	73	(6)
Accumulated deficit	(149,728)	(140,589)
Total stockholders’ equity	99,202	106,690
Total liabilities and stockholders’ equity	$151,878	$157,291

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues	$19,161	$14,075
Costs and expenses
Costs of revenues	15,122	10,091
Research and development	6,390	5,245
Selling, general and administrative	7,274	4,170
Total costs and expenses	28,786	19,506
Loss from operations	(9,625)	(5,431)
Interest income	510	84
Interest expense	(2)	(184)
Other income (expense), net	8	(152)
Loss before income taxes	(9,109)	(5,683)
Provision for income taxes	(30)	(2)
Net loss	$(9,139)	$(5,685)
Net loss per share, basic and diluted	$(0.29)	$(1.84)
Weighted-average shares outstanding, basic and diluted	31,345,029	3,091,342

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(9,139)	$(5,685)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(5)	15
Change in unrealized gain on available-for-sale debt securities	84	—
Comprehensive loss	$(9,060)	$(5,670)

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

(in thousands, except share data)

	Redeemable					Accumulated		Total
	Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance—December 31, 2018	18,474,742	$89,404	3,085,307	$1	$9,131	$(15)	$(115,505)	$(106,388)
Issuance of common stock warrants	—	—	—	—	572	—	—	572
Proceeds from exercise of stock options	—	—	81,009	—	354	—	—	354
Stock-based compensation	—	—	—	—	609	—	—	609
Foreign currency translation adjustment	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(5,685)	(5,685)
Balance—March 31, 2019	18,474,742	$89,404	3,166,316	$1	$10,666	$—	$(121,190)	$(110,523)

Balance—December 31, 2019	—	$—	31,243,029	$3	$247,282	$(6)	$(140,589)	$106,690
Proceeds from exercise of stock options	—	—	277,415	—	323	—	—	323
Restricted stock units released	—	—	9,999	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,249	—	—	1,249
Foreign currency translation adjustment	—	—	—	—	—	(5)	—	(5)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	84	—	84
Net loss	—	—	—	—	—	—	(9,139)	(9,139)
Balance—March 31, 2020	—	$—	31,530,443	$3	$248,854	$73	$(149,728)	$99,202

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,139)	$(5,685)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	1,396	1,047
Noncash operating lease cost	315	214
Stock-based compensation expense	1,249	609
Change in fair value of convertible preferred stock warrant liability	—	134
Accretion of noncash interest and debt reduction	—	22
Other	(64)	13
Changes in operating assets and liabilities
Accounts receivable	(2,208)	1,346
Inventory and other deferred costs	(1,832)	548
Prepaid expenses and other current assets	178	(108)
Accounts payable	2,385	(820)
Accrued and other current liabilities	729	1,587
Contract liabilities	(1,569)	1,419
Other long-term liabilities	(83)	(260)
Net cash (used in) provided by operating activities	(8,643)	66
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(27,242)	—
Proceeds from maturities of available-for-sale debt securities	27,283	—
Purchases of property and equipment	(76)	(960)
Net cash used in investing activities	(35)	(960)
Cash flows from financing activities:
Payments of costs related to initial public offering	—	(477)
Proceeds from borrowings	—	20,000
Payments of borrowing costs	—	(490)
Repayments under borrowing arrangements	—	(5,000)
Proceeds from exercise of stock options	323	353
Net cash provided by financing activities	323	14,386
Effect of exchange rates on cash flows and cash equivalents	3	1
Net change in cash and cash equivalents	(8,352)	13,493
Cash and cash equivalents, beginning of period	55,046	19,744
Cash and cash equivalents, end of period	$46,694	$33,237

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company and Nature of Business

Personalis, Inc. (the “Company”) was incorporated in Delaware on February 21, 2011 and began operations in September 2011. The Company formed a wholly owned subsidiary, Personalis (UK) Ltd., in August 2013. The Company is a growing cancer genomics company transforming the development of next-generation therapies by providing more comprehensive molecular data about each patient’s cancer and immune response. The Company provides sequencing and data analysis services to support the development of cancer therapies. The Company also provides sequencing and data analysis services to support population sequencing initiatives, which accounts for the majority of revenues. Cancer genomic services are sold primarily to pharmaceutical companies, biopharmaceutical companies, universities, non-profits, and government entities, while services for population sequencing initiatives are sold primarily to government entities. The principal markets for the Company’s services are the United States and Europe. The Company operates and manages its business as one reportable operating segment, which is the sale of sequencing and data analysis services.

The Company has incurred losses to date and expects to incur additional losses for the foreseeable future. The Company continues to invest the majority of its resources in the development and growth of its business, including investments in product development and sales and marketing efforts. The Company’s activities have been financed to date primarily through the sale of equity securities and cash from operations.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The condensed consolidated financial statements include the accounts of Personalis, Inc. and its wholly owned subsidiary, Personalis (UK) Ltd. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2020.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates include, but are not limited to, useful lives assigned to long-lived assets, the valuation of common and convertible redeemable preferred stock and related warrants and options, the valuation of stock-based awards, and provisions for income taxes and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s condensed consolidated financial position and results of operations.

Initial Public Offering

On June 20, 2019, the Company completed an IPO in which it issued and sold 9,109,725 shares of its common stock at a public offering price of $17.00 per share. The Company received net proceeds of $139.8 million after deducting underwriting discounts, commissions, and offering expenses. Offering expenses were $4.2 million and consisted of fees and expenses incurred in connection with the sale of the Company’s common stock in the IPO, including legal, accounting, printing, and other IPO-related costs, all of which were paid by December 31, 2019.

A warrant to purchase 188,643 shares of our common stock was exercised prior to completion of the Company’s IPO. In addition, in connection with the IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock were automatically converted into 18,474,703 shares of the Company’s common stock, and all then-outstanding warrants to purchase the Company’s convertible preferred stock were automatically converted into warrants to purchase 84,585 shares of the Company’s common stock, of which 62,096 are still outstanding as of March 31, 2020 (see Note 10).

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company maintains an allowance for doubtful accounts, which was $0.1 million as of March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020 and 2019, the Company had no bad debt expense.

Significant customers are those that represent more than 10% of the Company’s total revenues or accounts receivable balance at each respective balance sheet date. For each significant customer, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenues (unaudited)		Accounts Receivable
	Three Months Ended March 31,		March 31, 2020	December 31, 2019
	2020	2019	(unaudited)
VA MVP	77%	59%	36%	19%
Pfizer Inc.	*	17%	12%	23%
Indivumed GmbH	*	*	22%	30%

*	Less than 10% of revenues or accounts receivable

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

The Company derives revenues from sequencing and data analysis services to support the development of personalized cancer vaccines and other next-generation cancer immunotherapies, as well as to support population sequencing initiatives. The Company’s contracts are in the form of a combination of signed agreements, statements of work, and/or purchase orders. Under Topic 606, the Company accounts for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it will be entitled.

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

Practical Expedients and Exemptions

As a practical expedient, the Company recognizes the incremental costs of obtaining contracts, such as sales commissions, as an expense when incurred since the amortization period of the asset the Company otherwise would have recognized is one year or less. Sales commissions are recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations.

Costs of Revenues

The Company’s costs of revenues primarily consist of production materials, personnel costs (e.g., salaries, bonuses, benefit, and stock-based compensation), cost of expensed equipment, consumables and laboratory supplies, information technology (“IT”) and facility costs, and depreciation and service maintenance contracts on capitalized equipment.

Stock-Based Compensation

For options granted to employees, non-employees, and directors, stock-based compensation is measured at grant date based on the fair value of the award. The Company determines the grant-date fair value of the options using the Black-Scholes option-pricing model, except for certain performance-based awards for which an alternative valuation method may be used. The Company determines the fair value of restricted stock unit awards using the closing market price of the Company’s common stock on the date of grant. The grant-date fair value of awards is amortized over the employees’ requisite service period on a straight-line basis, or the non-employees’ vesting period as the goods are received or services rendered. Forfeitures are accounted for as they occur. Additionally, the Company’s 2019 Employee Stock Purchase Plan is deemed to be a compensatory plan and therefore is included in stock-based compensation expense.

Inputs used in Black-Scholes option-pricing models to measure fair value of options are summarized as follows:

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

Unrealized gains and losses are included in accumulated other comprehensive loss in stockholders’ equity. Any discount or premium arising at purchase is accreted or amortized to interest income or expense. Realized gains and losses and declines in fair value, if any, judged to be other than temporary are reported in other income (expense), net. When securities are sold, any associated unrealized gain or loss initially recorded as a separate component of stockholders’ equity is reclassified out of stockholders’ equity on a specific-identification basis and recorded in earnings for the period.

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

Inventory and Other Deferred Costs

Inventory, consisting of supplies used in the Company’s genomic analysis contracts, are valued at the lower of cost or net realizable value. Cost is determined using actual costs, on a first-in, first-out basis.

Other deferred costs relate to work in process for costs incurred on genomic analysis contracts that have not been completed or recognized as revenues. Other deferred costs represent materials used in sequencing services, labor, and overhead allocations.

Leases

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. As of March 31, 2020, the Company had no finance leases.

Certain lease contracts include obligations to pay for other services, such as maintenance. The Company elected to account for these other services as a component of the lease (i.e., the Company elected the practical expedient not to separate lease and non-lease components).

Lease liabilities are recognized at the present value of the fixed lease payments, reduced by landlord incentives, using a discount rate based on the Company’s current borrowing rate at the lease commencement date, adjusted for various factors including level of collateralization and term (the “incremental borrowing rate”), unless the rate implicit in the lease is readily determinable. The current portion of lease liabilities is included in “Accrued and other current liabilities” and the noncurrent portion included in “Other long-term liabilities.” Lease assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases or lease prepayments reclassified from “Other long-term assets” upon lease commencement. Lease assets are presented as “Operating lease right-of-use assets” as a long-term asset. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

The Company has made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from leases with a term of 12 months or less. Lease payments are recognized as an expense on a straight-line basis over the lease term.

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The accounting update also made minor changes to the impairment model for available-for-sale debt securities. In November 2019, the FASB delayed the effective date for Topic 326 as applicable to smaller reporting companies to the first quarter of 2023. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures. The Company will apply the new guidance by means of a cumulative-effect adjustment to the opening retained earnings as of the beginning of the first reporting period in which the guidance is effective.

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

Note 3. Revenues

The following table presents the Company’s revenues disaggregated by customer type (in thousands):

	Three Months Ended March 31,
	2020	2019
VA MVP	$14,756	$8,343
All other customers	4,405	5,732
Total	$19,161	$14,075

Revenues from countries outside of the United States, based on the billing addresses of customers, represented approximately 9% and 2% of the Company’s revenues for the three months ended March 31, 2020 and 2019, respectively.

Contract Assets and Liabilities

The Company had no contract assets as of March 31, 2020 and December 31, 2019.

The Company’s contract liabilities consist of customer deposits in excess of revenues recognized and are presented as current liabilities in the condensed consolidated balance sheets.

The balance of contract liabilities was $34.4 million and $36.0 million as of March 31, 2020 and December 31, 2019, respectively. Revenues recognized for the three months ended March 31, 2020 and 2019 that were included in the contract liability balance at the beginning of each reporting period were $10.7 million and $7.8 million, respectively.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized (“contracted not recognized revenues”), which include VA MVP contract liabilities and amounts that will be invoiced and recognized as revenues in future periods. Contracted not recognized revenues were $54.0 million as of March 31, 2020, which we expect to recognize as revenues over the next 12 months.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$3,919	$1,424
Other deferred costs	2,519	3,182
Total inventory and other deferred costs	$6,438	$4,606

Property and equipment. Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $1.4 million and $1.0 million, respectively. Accumulated depreciation and amortization was $10.2 million and $9.1 million as of March 31, 2020 and December 31, 2019, respectively.

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued compensation	$5,399	$4,147
Operating lease liabilities	1,107	1,361
Accrued taxes	57	210
Accrued liabilities	268	689
Other current liabilities	544	241
Total accrued and other current liabilities	$7,375	$6,648

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used in such measurements as of March 31, 2020 and December 31, 2019 (in thousands):

	As of March 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$4,015	$—	$—	$4,015
Money market funds	25,042	—	—	25,042	Level 1
Commercial paper	17,648	—	(11)	17,637	Level 2
Total cash and cash equivalents	46,705	—	(11)	46,694
Short-term investments:
Commercial paper	17,645	4	(13)	17,636	Level 2
U.S. government securities	2,003	5	—	2,008	Level 2
Corporate debt securities	12,893	4	(3)	12,894	Level 2
U.S. agency securities	38,498	105	—	38,603	Level 2
Asset-backed securities	2,199	—	(1)	2,198	Level 2
Total short-term investments	73,238	118	(17)	73,339
Total assets measured at fair value	$119,943	$118	$(28)	$120,033

	As of December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$1,271	$—	$—	$1,271
Money market funds	12,495	—	—	12,495	Level 1
Commercial paper	41,281	—	(1)	41,280	Level 2
Total cash and cash equivalents	55,047	—	(1)	55,046
Short-term investments:
Commercial paper	17,898	—	(6)	17,892	Level 2
U.S. government securities	4,011	—	—	4,011	Level 2
Corporate debt securities	13,953	1	(6)	13,948	Level 2
U.S. agency securities	32,776	20	(2)	32,794	Level 2
Asset-backed securities	4,598	—	—	4,598	Level 2
Total short-term investments	73,236	21	(14)	73,243
Total assets measured at fair value	$128,283	$21	$(15)	$128,289

There have been no realized gains or losses on sales of marketable securities for the periods presented. The Company began investing in marketable debt securities during the third quarter of 2019 and, therefore, no security has been in an unrealized loss position for 12 months or greater. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. As of March 31, 2020, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired.

The Company’s marketable debt securities at March 31, 2020 have maturities due in one year or less, except for debt securities with an aggregate cost basis and fair value of $13.2 million that have maturities ranging from 13 to 18 months.

The Black-Scholes option-pricing model was used to estimate the fair value of the redeemable convertible preferred stock warrants at the date of issuance and at each subsequent consolidated balance sheet date. The fair value of the redeemable convertible preferred stock warrants was also estimated at the time of conversion to common stock warrants (see Note 10). Under this option-pricing model, redeemable convertible preferred stock warrants were valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The values of the redeemable convertible preferred stock and common stock are inferred by analyzing these options.

The fair value of each redeemable convertible preferred stock warrant was estimated using the Black-Scholes option-pricing model with the assumptions described below. Upon conversion to common stock warrants in the second quarter of 2019 (see Note 10), no further fair value measurements were made. Therefore, there is no activity with respect to periods after the second quarter of 2019. For the periods indicated, the Company has limited historical volatility information available, and the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of the warrants. The Company did not apply a forfeiture rate to the warrants as there is not enough historical information available to estimate such a rate. The risk-free interest rate was based on the U.S. Treasury yield curve over the expected term of the warrants.

Three Months Ended
March 31, 2019
Expected term (in years)	5.50 - 7.00
Volatility	56.89% - 57.24%
Risk-free interest rate	2.25% - 2.31%
Dividend yield	–%

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Warrant Liability
Balance — December 31, 2018	$683
Change in fair value	134
Balance — March 31, 2019	$817

Note 6. Borrowings

There were no amounts outstanding under financing arrangements as of March 31, 2020 or December 31, 2019.

Revolving Loan

In June 2017, the Company entered into a $10.0 million revolving loan and security agreement (the “Revolving Loan”) with TriplePoint Capital LLC (“TriplePoint”). The Company borrowed $5.0 million under the Revolving Loan. Borrowings under the Revolving Loan bear an interest rate of prime, plus 6.75%. The Revolving Loan also has a 5.5% end of term loan payment on the highest outstanding principal amount. The Revolving Loan requires monthly interest-only payments until the maturity date. The Revolving Loan’s original maturity date was December 31, 2018, and in December 2018 the maturity date was further extended until March 22, 2019. Upon determining that the change in cash flows between the previous and current credit facility was not greater than 10%, the Company accounted for the transaction as a debt modification.

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

The Revolving Loan had an effective interest rate of 19.22% per year. The Revolving Loan interest expense for the three months ended March 31, 2019 was $0.2 million. On March 22, 2019, this Revolving Loan was repaid in full.

Growth Capital Loan

On March 22, 2019, the Company entered into a growth capital loan (the “Growth Capital Loan”) with TriplePoint to provide for a $20.0 million growth capital loan facility and had drawn down the full $20.0 million available under the facility. The Company used $5.1 million of the Growth Capital Loan to repay, in its entirety, all amounts outstanding under the Revolving Loan. Borrowings under the Growth Capital Loan bore interest at a floating rate of prime rate plus 5.00% for borrowings up to $15.0 million and the prime rate plus 6.50% for borrowing greater than $15.0 million. Under the agreement, the Company was required to make monthly interest-only payments through April 1, 2020 and was required to make 36 equal monthly payments of principal, plus accrued interest, from April 1, 2020 through March 1, 2023, when all unpaid principal and interest was to become due and payable. The agreement allowed voluntarily prepayment of all, but not part, of the outstanding principal at any time prior to the maturity date, subject to a prepayment fee of 1.00% of the outstanding balance if prepaid in months one through 12 of the loan term. In addition to the final payment, the Company paid an amount equal to 2.75% of each principal amount drawn under this growth capital loan facility.

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

Upon issuance, the Growth Capital Loan had an effective interest rate of 15.23% per year. Interest expense for the three months ended March 31, 2019 was not material. On August 14, 2019 the Company paid off the Growth Capital Loan in its entirety.

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

The Company determined the amounts of lease liability related to the laboratory and office space lease using a discount rate of 8.0%. With respect to the lease for co-located data center space, the Company determined the amounts of lease liability using a discount rate of 6.6%, and the Company recognized a $1.1 million operating lease right-of-use asset and lease liability on the lease commencement date in September 2019. Both discount rates represented the Company’s incremental borrowing rates. The Company determined that the optional renewal periods for both leases were not reasonably certain to be exercised as of the lease commencement dates. As a result, the optional renewal periods were not recognized as part of the right-of-use assets or lease liabilities.

Operating lease cost for the three months ended March 31, 2020 and 2019 was $0.3 million and $0.2 million, respectively. Cash paid for operating lease liabilities, included in cash flow from operating activities in the condensed consolidated statement of cash flows was $0.4 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the weighted average remaining lease term for the operating leases was 1.6 years and the weighted average incremental borrowing rate was 7.2%.

Future minimum lease payments at March 31, 2020 under noncancelable operating leases were as follows (in thousands):

Amount
2020 (remaining nine months)	$1,039
2021	403
2022	319
Total future minimum lease payments	1,761
Less: imputed interest	(98)
Present value of future minimum lease payments	1,663
Less: current portion of operating lease liability	(1,107)
Operating lease liabilities - noncurrent	$556

In April 2020, the Company executed an amendment to the lease for its laboratory and office space with the lessor to provide for a seven-year extension (the “Lease Extension”). The lease term was extended from December 2020 through November 2027. Future minimum lease payments under the lease extension are $14.8 million and commence on December 1, 2020. The Lease Extension includes an option to extend the term for a period of three years immediately following the expiration of the term with rent payments equal to then current fair market rental for the space.

In April 2020, the lease for co-located data center space was modified to increase the data center space available for the Company’s use by approximately 57% for the remainder of the lease term. Minimum lease payments increased $0.5 million for the remainder of the lease term.

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

Immediately prior to the closing of the Company’s IPO, all shares of the Company’s then-outstanding Redeemable Convertible Preferred Stock, as shown in the table above, automatically converted on a one-for-one basis into an aggregate of 18,474,703 shares of common stock. The Company’s June 2019 reverse stock split was effected on a holder-by-holder basis with no fractional shares issued, which resulted in 39 fewer shares of common stock issued as compared to the amounts shown in the above table.

Note 9. Stock-Based Compensation

2011 Equity Incentive Plan and 2019 Equity Incentive Plan

In 2011, the Company established its 2011 Equity Incentive Plan (the “2011 Plan”) that provided for the granting of stock options to employees and nonemployees of the Company. Under the 2011 Plan, the Company had the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, and restricted stock unit awards (“RSUs”). Options under the 2011 Plan could be granted for periods of up to 10 years. The ISOs could be granted at a price per share not less than the fair value at the date of grant. The exercise price of an ISO granted to a 10% stockholder was not less than 110% of the estimated fair value of the shares on the date of grant, as determined by the board of directors. Options granted to new hires generally vested over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter; options granted as merit awards generally vested monthly over a four-year period.

For stock option grants issued prior to December 31, 2015, the Company allowed employees to exercise options granted under the 2011 Plan prior to vesting (early exercise of stock options). The unvested shares are subject to the Company’s repurchase rights at the original purchase price. Initially, the proceeds were recorded as an accrued liability from the early exercise of stock options and reclassified to common stock as the Company’s repurchase rights lapse. There were zero unvested shares subject to the Company’s repurchase rights as of March 31, 2020 and December 31, 2019.

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

Shares of common stock available for issuance under the 2011 Plan and 2019 Plan at March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
Reserved for issuance upon exercise of options outstanding under the 2011 Plan	4,173,216	4,474,057
Reserved for issuance upon exercise of options outstanding under the 2019 Plan	1,283,674	257,378
Reserved for issuance upon settlement of RSUs under the 2019 Plan	407,101	120,000
Reserved and available for issuance under the 2019 Plan(1)	2,654,524	2,392,343
Total number of shares reserved	8,518,515	7,243,778
(1) Includes share increase added January 1, 2020 pursuant to the “evergreen” provision in the amount of 1,562,151 shares

Stock Option Activity (excluding performance-based stock options)

A summary of the Company’s stock option activity, excluding performance-based stock options, under the 2011 Plan and 2019 Plan for the three months ended March 31, 2020 is as follows:

	Outstanding Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2019	4,731,435	$4.94	6.60	$29,730
Options granted	616,796	6.07
Options exercised	(277,415)	1.16
Options cancelled	(34,926)	10.22
Balance—March 31, 2020	5,035,890	$5.25	6.93	$17,953
Options vested and exercisable as of March 31, 2020	2,785,380	$3.46	5.28	$13,745

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $8.07 on March 31, 2020 and the exercise prices of the underlying stock options. Out-of-the money stock options are excluded from the aggregate intrinsic value.

The weighted-average grant date fair value of options granted was $3.46 and $7.76 per share for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the unrecognized stock-based compensation cost of unvested options was $10.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Valuation of Stock Options (excluding performance-based stock options)

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards.

The fair value of service-based stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Expected term (in years)	5.77 - 6.08	6.87
Volatility	61.74 - 64.13%	56.20%
Risk-free interest rate	0.58 - 1.66%	2.49 - 2.52%
Dividend yield	–%	–%

Performance-Based Stock Option Activity

Pursuant to the 2019 Plan, the Company granted in March 2020 a performance-based stock option (“PSO”) to the Company’s Chief Executive Officer. The PSO awarded is subject to the Chief Executive Officer’s continued service to the Company through the date of vesting and if the performance metrics are not met within the contractual term, the PSO will be canceled. The shares subject to the PSO will vest in full if a market price condition is met. Upon a change in control, the vesting of the shares subject to the PSO will accelerate on a pro rata basis based on the price per share in such change in control transaction relative to the market price condition, with up to 100% of the shares eligible for such accelerated vesting.

A summary of the Company’s performance-based stock option activity under the 2019 Plan for the three months ended March 31, 2020 is as follows:

Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2019	—	$—	—	$—
Options granted	421,000	5.10
Options exercised	—
Options cancelled	—
Balance—March 31, 2020	421,000	$5.10	9.96	$1,250
Options vested and exercisable as of March 31, 2020	—	$—	—	$—

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $8.07 on March 31, 2020 and the exercise price of the underlying stock options. As of March 31, 2020, the unrecognized stock-based compensation cost of unvested performance-based options was $1.4 million, which is expected to be recognized over a period of 4.5 years.

Valuation of Performance-Based Stock Options

The assumptions used in calculating the estimated values of the PSO were based upon Monte Carlo Model Assumptions and estimates as follows:

2020
Performance period (in years)	10.00
Derived service period (in years)	4.55
Volatility	63.60%
Risk-free interest rate	1.02%
Dividend yield	–%
Estimated fair value (per share)	$3.31

Restricted Stock Units Activity

A summary of the Company’s RSU activity under the 2019 Plan for the three months ended March 31, 2020 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2019	120,000	$8.86	$1,308
RSUs granted	297,100	4.88
RSUs vested	(9,999)	8.86	98
RSUs cancelled	—	—
Balance—March 31, 2020	407,101	$5.95	$3,285

The Company granted RSUs to employees to receive shares of the Company’s common stock. The RSUs awarded are subject to each individual’s continued service to the Company through each applicable vesting date. RSUs granted to new hires generally vest yearly over a four-year period. RSUs granted as merit awards generally vest quarterly over a three-year period. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. The aggregate fair value of unvested RSUs is calculated using the closing price of the Company’s common stock of $8.07 on March 31, 2020.

Amortization of stock-based compensation expense related to RSUs in the first three months of 2020 was $0.1 million. As of March 31, 2020, the unrecognized stock-based compensation cost of unvested RSUs was $2.4 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The Company's default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by us to the taxing authorities.

2019 Employee Stock Purchase Plan

In May 2019, the board of directors adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which was approved by the Company’s stockholders in June 2019. The number of shares available for issuance under the ESPP as of March 31, 2020 is 484,746, which includes shares added January 1, 2020 pursuant to the “evergreen” provision in the amount of 312,430 shares.

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

During the three months ended March 31, 2020, no shares of common stock were purchased under the ESPP. The total compensation expense related to the ESPP for the three months ended March 31, 2020 was $0.1 million. The following assumptions were used to calculate the stock-based compensation for each stock purchase right granted under the ESPP: a weighted-average expected life of 0.5 years, expected volatility of 59.9%, a risk-free interest rate of 1.6%, and a zero dividend yield.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended March 31,
	2020	2019
Costs of revenues	$143	$85
Research and development	259	164
Selling, general and administrative	847	360
Total stock-based compensation expense	$1,249	$609

Note 10. Redeemable Convertible Preferred Stock Warrants

In September 2014, in connection with a loan, the Company issued a warrant to purchase 22,489 shares of its Series B redeemable convertible preferred stock at an exercise price of $4.60 per share.

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

Subsequent to the conversion to a common stock warrant and before the end of the Company’s second quarter ended June 30, 2019, the common stock warrant for 22,489 shares was exercised. As a result, the Company issued 19,069 shares of common stock as the contract allows a net share settlement. Separately, the common stock warrant issued in June 2017 for 62,096 shares was still outstanding as of March 31, 2020.

Note 11. Common Stock Warrants

In connection with the sale of Series A redeemable convertible preferred stock in August 2011, the Company issued a warrant to purchase 188,643 shares of common stock to an investor who purchased Series A redeemable convertible preferred stock in August 2011 at an exercise price of $0.04 per share. The Company recorded the issuance-date fair value of the warrant of $0.1 million in equity as the warrant met all criteria for equity classification. The common stock warrant was exercised in June 2019 prior to the Company’s IPO and is no longer outstanding.

In connection with the Growth Capital Loan agreement (see Note 6), the Company issued a warrant to purchase 65,502 shares of common stock to the lender at an exercise price of $9.16 per share exercisable for seven years from March 22, 2019. The Company recorded the issuance-date fair value of the warrant of $0.6 million in equity as the warrant met all criteria for equity classification. The warrant is still outstanding as of March 31, 2020.

Note 12. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the condensed consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of March 31, 2020, the Company was not involved in any material legal proceedings.

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

Note 13. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for the three months ended March 31, 2020 and 2019, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to common stockholders	$(9,139)	$(5,685)
Denominator:
Weighted-average shares outstanding	31,345,029	3,091,504
Less: weighted-average shares subject to repurchase	—	(162)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders — basic and diluted	31,345,029	3,091,342
Net loss per share attributable to common stockholders — basic and diluted	$(0.29)	$(1.84)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2020	2019
Redeemable convertible preferred stock	—	18,474,742
Common stock warrants	127,598	254,145
Series B preferred stock warrant	—	22,489
Series C preferred stock warrant	—	62,096
Options to purchase common stock	5,456,890	4,381,884
Unvested restricted stock units	407,101	—
Employee stock purchase plan	70,420	—
Unvested early exercised common stock options	—	1,016
Total	6,062,009	23,196,372

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2020 (the “Annual Report”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report.

Overview

We are a growing cancer genomics company transforming the development of next-generation therapies by providing more comprehensive molecular data about each patient’s cancer and immune response. We designed our NeXT Platform to adapt to the complex and evolving understanding of cancer, providing our biopharmaceutical customers with information on all of the approximately 20,000 human genes, together with the immune system, in contrast to many cancer panels that cover roughly 50 to 500 genes. In parallel with the development of our platform technology, we have also pursued business within the population sequencing market, and we have provided whole genome sequencing services under contract with the U.S. Department of Veterans Affairs (the “VA”) Million Veteran Program (the “VA MVP”), which has enabled us to innovate, scale our operational infrastructure, and achieve greater efficiencies in our lab.

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

We generated revenues of $19.2 million and $14.1 million for the three months ended March 31, 2020 and 2019, respectively, a 36% increase in total revenues. In the three months ended March 31, 2020, 77% of our revenues were generated from the VA MVP as compared to 59% in the three months ended March 31, 2019. Non-VA MVP revenues decreased by 23% in the same periods. We also incurred net losses of $9.1 million and $5.7 million in the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, we had $120.0 million in cash and cash equivalents, and short-term investments. From inception through March 31, 2020, we have funded our operations primarily through cash from operations, redeemable convertible preferred stock issuances, debt issuances, and proceeds from our initial public offering (“IPO”). We expect that our existing cash and cash equivalents, and short-term investments will provide sufficient funds to sustain operations through at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Our operations have been impacted by the ongoing COVID-19 pandemic. On March 16, 2020, the Health Officer of the County of San Mateo (the “Health Officer”), which is where our headquarters and laboratory operations are located, issued a shelter-in-place order (the “San Mateo Order”), which directed all businesses to cease non-essential operations at physical locations in the county. The San Mateo Order also directed all individuals living in the county to shelter at their place of residence with limited exceptions. The intent of the San Mateo Order is to slow the spread of COVID-19 to the maximum extent possible. The San Mateo Order became effective on March 17, 2020 and would continue to be in effect through April 7, 2020. On March 31, 2020, the Health Officer extended the effective date through May 3, 2020, or until it is extended, rescinded, superseded, or amended in writing by the Health Officer. On April 27, 2020, the Health Officer again extended the effective date of the San Mateo Order through May 31, 2020. Similar orders were issued and were extended in neighboring counties, including Santa Clara County, such that the substantial majority of our employees are subject to a shelter-in-place order. While the order allows for continued operation of so-called Essential Businesses, which includes certain critical healthcare operations and services, we have substantially closed our office space and limited access to our laboratory space, to protect our employees and to comply with the provisions described within the order, and we are prioritizing the fulfillment of customer orders to those related to time-sensitive healthcare projects, such as in-process clinical trials, and will fulfill other customer orders to the extent we have the ability to do so with limited laboratory staffing. The effect of the shelter-in-place order may negatively impact productivity and disrupt our business, and may disrupt the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Several of our customers have been delayed in sending us samples, and the order may disrupt additional customers from sending purchase orders and samples to us as they implement their own precautionary measures. Many of our customers, potential customers and potential partners have also put in place policies restricting visitors from other companies, and therefore our sales team and members of management have been unable to meet such parties in person, which may result in reduced acquisition of new customers, fewer orders from existing customers and fewer potential partnering opportunities. Such disruptions in our operations, and our customers’ and suppliers’ operations, may adversely affect our financial condition and operating results. In addition, on March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Authorities in other states, where our customers, suppliers and partners may be located, are following suit and issuing orders with similar goals and restrictions.

The scope and duration of such impact is highly uncertain. We are unable to predict or quantify the impact of any potential disruption to our supply chain, changes in consumer demand or any other actions that may become necessary as events unfold. In response to this uncertainty, the COVID-19 Advisory Committee of our board of directors was formed in March 2020 and is responsible for overseeing and advising on the unique risks to our business, operations, employees, facilities and financial condition related to the COVID-19 pandemic.

Components of Operating Results

Revenues

We derive our revenues primarily from sequencing and data analysis services to support the development of next-generation cancer therapies and to support large-scale genetic research programs. We support our customers by providing high-accuracy, validated genomic sequencing and advanced analytics. Many of these analytics are related to state-of-the-art biomarkers, including those relevant to immuno-oncology therapeutics such as checkpoint inhibitors.

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

Selling, General and Administrative Expenses

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

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. Interest income increased significantly in the second half of 2019 and the first quarter of 2020 as a result of us investing proceeds from the IPO. We expect interest income to decline throughout the remainder of 2020 due to recent declines in yields on debt securities.

Interest Expense

Previously, interest expense primarily consisted of cash and non-cash interest costs related to our term loan, convertible promissory notes, revolving loan and growth capital loan. After the payoff of our growth capital loan in August 2019, we no longer have any outstanding debt and have not incurred material interest expense from that point forward.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency exchange gains and losses. In 2019, other income (expense), net also consisted of changes in fair value of convertible preferred stock warrant liability. Due to the conversion of convertible preferred stock warrants to common stock warrants upon our IPO, changes in fair value of such warrants are no longer recorded through income since our IPO. See Note 10 included elsewhere in this Quarterly Report on Form 10-Q for further discussion of this item. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

Results of Operations

The following sets forth, for the periods presented, our unaudited condensed consolidated statements of operations (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2020	2019
Revenues	$19,161	$14,075
Costs and expenses
Costs of revenues	15,122	10,091
Research and development	6,390	5,245
Selling, general and administrative	7,274	4,170
Total costs and expenses	28,786	19,506
Loss from operations	(9,625)	(5,431)
Interest income	510	84
Interest expense	(2)	(184)
Other income (expense), net	8	(152)
Loss before income taxes	(9,109)	(5,683)
Provision for income taxes	(30)	(2)
Net loss	$(9,139)	$(5,685)
Net loss per share, basic and diluted	$(0.29)	$(1.84)
Weighted-average shares outstanding, basic and diluted	31,345,029	3,091,342

Revenues

The following table shows revenues by customer type (in thousands):

	Three Months Ended March 31,		Percentage change
	2020	2019	2020 vs 2019
	(unaudited)
VA MVP	$14,756	$8,343	77%
All other customers	4,405	5,732	(23)%
Total revenues	$19,161	$14,075	36%

The following table shows our concentration of revenues by customer:

	Three Months Ended March 31,
	2020	2019
	(unaudited)
VA MVP	77%	59%
Pfizer Inc.	*	17%
* Less than 10% of revenues

VA MVP

The increase in the first quarter of 2020 from the VA MVP was driven by an increase in the volume of samples we tested in the period, partially offset by lower average prices per sample.

All Other Customers

The decrease in the first quarter of 2020 from all other customers was driven by a decrease in the volume of samples we tested in the period. This was due to the receipt of relatively large orders from pharmaceutical customers in early 2018 that were fulfilled beginning around the second quarter of 2018 through the second quarter of 2019, partially offset by increases in samples tested for new customers in the first quarter of 2020.

Costs and Expenses

	Three Months Ended March 31,		Percentage change
	2020	2019	2020 vs 2019
	(unaudited, in thousands)
Costs of revenues	$15,122	$10,091	50%
Research and development	6,390	5,245	22%
Selling, general and administrative	7,274	4,170	74%
Total costs and expenses	$28,786	$19,506	48%

Costs of Revenues

The increase in the first quarter of 2020 was primarily due to the increase in revenues discussed above. The cost components related to the increase in costs of revenues were a $3.0 million increase in production materials due primarily to higher volume and customer mix, a $0.9 million increase in depreciation and maintenance on capitalized equipment, IT, and facility costs, a $0.7 million increase in the cost of consumables and laboratory supplies, and a $0.4 million increase related to personnel-related costs including salaries, bonuses, benefits, and stock-based compensation expense.

Research and Development

The increase in the first quarter of 2020 of research and development expenses was primarily due to an increase of $1.1 million in personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation expense, to support development activities for new product offerings and lab automation efforts.

Selling, General and Administrative

The increase in the first quarter of 2020 was due to a $2.0 million increase in personnel-related costs including salaries, bonuses, benefits, and stock-based compensation expense primarily related to increased headcount, and a $1.0 million increase in professional services primarily related to public company-related costs (including corporate insurance, audit fees, and legal expenses).

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended March 31,		Percentage change
	2020	2019	2020 vs 2019
	(unaudited, in thousands)
Interest income	$510	$84	507%
Interest expense	(2)	(184)	(99)%
Other income (expense), net	8	(152)	105%
Total	$516	$(252)	305%

Interest Income

The increase in the first quarter of 2020 was due to higher average cash and investment balances subsequent to our IPO in June 2019.

Interest Expense

The first quarter of 2019 included cash and non-cash interest expense related primarily to the revolving loan, which was paid off in late March 2019 with proceeds from the growth capital loan. Since the repayment of the growth capital loan in August 2019, we have had no outstanding debt and therefore did not incur any significant interest expense in the first quarter of 2020.

Other Income (Expense), Net

Other expense, net in 2019 was primarily comprised of a $0.1 million increase in the fair values of warrants for Series B and Series C redeemable convertible preferred stock.

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of and for the three months ended March 31, 2020 and 2019 (in thousands):

	As of March 31,
	2020	2019
	(unaudited)
Cash and cash equivalents, and short-term investments	$120,033	$33,237
Property and equipment, net	13,402	12,218
Contract liabilities	34,408	44,315
Working capital	83,296	(15,348)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Net cash (used in) provided by operating activities	$(8,643)	$66
Net cash used in investing activities	(35)	(960)
Net cash provided by financing activities	323	14,386

From our inception through March 31, 2020, we have funded our operations primarily from $144.0 million in net proceeds from our IPO in June 2019 and $89.6 million from issuance of redeemable convertible preferred stock, as well as cash from operations and debt financing. On March 22, 2019, we received $20.0 million in gross cash proceeds from a growth capital loan. As of March 31, 2020, we had cash and cash equivalents in the amount of $46.7 million and short-term investments in the amount of $73.3 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and marketable securities, together with cash provided by operating activities, are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If our available cash balances, net proceeds from the offering and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our services or other risks described in this Quarterly Report on Form 10-Q, such as the COVID-19 pandemic, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

On March 22, 2019, we entered into a growth capital loan (the “Growth Capital Loan”) with TriplePoint Capital LLC (“TriplePoint”) to provide for a $20.0 million growth capital loan facility and drew down the full $20.0 million available under the facility. We used $5.1 million of the Growth Capital Loan to repay, in its entirety, all amounts outstanding under our $10.0 million revolving loan and security agreement with TriplePoint, under which we borrowed $5.0 million in June 2017. Borrowings under the Growth Capital Loan bore interest at a floating rate of prime, plus 5.00%, for borrowings up to $15.0 million and the prime rate plus 6.50% for borrowings greater than $15.0 million. Under the Growth Capital Loan, we were required to make monthly interest-only payments through April 1, 2020 and 36 equal monthly payments of principal, plus accrued interest, from April 1, 2020 through March 1, 2023, when all unpaid principal and interest was to become due and payable. The Growth Capital Loan allowed voluntary prepayment of all, but not part, of the outstanding principal at any time prior to the maturity date, subject to a prepayment fee of 1.00% of the outstanding balance if prepaid in months one through 12 of the loan term. In addition to the final payment, we paid an amount equal to 2.75% of each principal amount drawn under the Growth Capital Loan.

In connection with the Growth Capital Loan, we issued a warrant to purchase 65,502 shares of common stock to TriplePoint at an exercise price of $9.16 per share. The warrant is exercisable for seven years from March 22, 2019. We recorded the issuance-date fair value of the warrant of $0.6 million and fees paid to TriplePoint of $0.3 million as a debt discount, which was amortized over the term of the Growth Capital Loan using the effective interest method. Upon issuance, the Growth Capital Loan had an effective interest rate of 15.23% per year. On August 14, 2019, we paid off the Growth Capital Loan in its entirety. Interest expense for the three months ended March 31, 2019 was not material.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

During the three months ended March 31, 2020, cash used by operating activities of $8.6 million was a result of $9.1 million of net loss and the net negative change in operating assets and liabilities of $2.4 million, partially offset by non-cash adjustments to net income of $2.9 million.

During the three months ended March 31, 2019, cash provided by operating activities of $0.1 million was a result of $5.7 million of net loss offset by the net positive change in operating assets and liabilities of $3.7 million and non-cash adjustments to net income of $2.1 million.

During the three months ended March 31, 2020, cash used by investing activities was insignificant. Cash provided by financing activities of $0.3 million during the same period consisted of proceeds from exercise of employee stock options.

During the three months ended March 31, 2019, cash used by investing activities consisted entirely of $1.0 million used to acquire property and equipment. Cash provided by financing activities of $14.4 million during the same period consisted primarily of $19.5 million net proceeds from the issuance of a Growth Capital Loan, $0.4 million proceeds from exercise of employee stock options, partially offset by $5.0 million cash used to repay a revolving loan, and $0.5 million in payments of costs related to our IPO.

Investments in Property and Equipment

Our capital expenditures were $0.1 million during the three months ended March 31, 2020, which was primarily related to the acquisition of property and equipment used for our sequencing and data analysis services. The relatively insignificant amount of purchases in the quarter was primarily related to uncertainty caused by the COVID-19 pandemic, which resulted in a temporary slowdown in new purchases of property and equipment. We expect to increase spending later in 2020 such that cumulative purchases of property and equipment during 2020 meet or exceed total purchases in 2019.

Debt

We previously entered into various forms of convertible debt and revolving loans to finance our operations prior to our IPO.  After our IPO, we paid off all remaining debt and now have zero outstanding debt balances.

Further information regarding our debt issuances can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 6 – Borrowings.

Contractual Obligations

As a smaller reporting company, we are not required to provide this disclosure.

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with revenue recognition, the valuation of common stock warrants and convertible preferred stock warrants, convertible instruments, stock-based compensation, and income taxes have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, except for a new estimate in connection with a performance-based stock option granted to an employee in the first quarter of 2020 as described below.

Stock-Based Compensation

Pursuant to our 2019 Equity Incentive Plan (the “2019 Plan”), we granted in March 2020 a performance-based stock option (“PSO”) to our Chief Executive Officer representing the option to purchase 421,000 shares of our common stock. The PSO awarded is subject to the Chief Executive Officer’s continued service to us through the date of vesting and if the performance metrics are not met within the contractual term, the PSO will be canceled. The shares subject to the PSO will vest in full if a market price condition is met. Upon a change in control, the vesting of the shares subject to the PSO will accelerate on a pro rata basis based on the price per share in such change in control transaction relative to the market price condition, with up to 100% of the shares eligible for such accelerated vesting.

We used a Monte Carlo Model to estimate fair value of the award. The assumptions used in calculating the estimated values of the PSO were as follows:

2020
Performance period (in years)	10.00
Derived service period (in years)	4.55
Volatility	63.60%
Risk-free interest rate	1.02%
Dividend yield	–%
Estimated fair value (per share)	$3.31

See Note 2 – Summary of Significant Accounting Policies and Note 9 – Stock-Based Compensation in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.

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

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies—Recent Accounting Pronouncements Not Yet Adopted” in Note 2 to our condensed consolidated financial statements for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this disclosure.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims that arise in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined unfavorably to us, would have a material adverse effect on our business, financial condition, operating results or cash flows. Regardless of the outcome, litigation can, among other things, have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition, and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.

Risks Related to Our Business and Strategy

We have a history of losses, and as our costs increase, we expect to incur significant losses for the foreseeable future and may not be able to generate sufficient revenues to achieve or sustain profitability.

We have incurred net losses since our inception. For the three months ended March 31, 2020 we had a net loss of $9.1 million, and for the years ended December 31, 2019, 2018, and 2017 we had net losses of $25.1 million, $19.9 million, and $23.6 million, respectively. As of March 31, 2020, we had an accumulated deficit of $149.7 million. To date, we have not generated sufficient revenues to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenues sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Our business could be adversely impacted by the effects of a health crisis, such as the ongoing COVID-19 pandemic, that could cause significant disruption in the operations of our customers and third-party manufacturers upon whom we rely. Our sole laboratory, executive team, and most of our employees are located in the San Francisco Bay Area. In the event of a health crisis that becomes widespread in or around the San Francisco Bay Area, we may proactively, or be ordered by government officials to, take precautionary measures such as suspending our lab operations, implementing alternative work arrangements for our employees, and limiting our employees’ travel activities.

For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to over 140 countries, including the United States. On March 10, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed restrictions on travel between the United States and Europe for a 30-day period. Further, on March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. On March 4, 2020, the State of California declared a state of emergency related to the spread of COVID-19, and the San Francisco Department of Public Health announced aggressive recommendations to reduce the spread of the disease, including recommendations to suspend nonessential travel, encourage telecommuting, and cancel or postpone large gatherings. On March 16, 2020, the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters and sole laboratory are located, issued shelter-in-place orders that took effect at 12:01 a.m., Pacific Time, on March 17, 2020 and would continue to be in effect through April 7, 2020, (i) directing all individuals living in those counties to shelter at their places of residence (subject to limited exceptions), (ii) directing all businesses and governmental agencies to cease non-essential operations at physical locations in those counties, (iii) prohibiting all non-essential gatherings of any number of individuals, and (iv) ordering cessation of all non-essential travel. On April 27, 2020, the health officers extended the effective date of the shelter-in-place through May 31, 2020. While the order allows for continued operation of so-called Essential Businesses, which includes certain critical healthcare operations and services, we have substantially closed our office space and limited access to our laboratory space, to protect our employees and to comply with the provisions described within the order, and we are prioritizing the fulfillment of customer orders to those related to time-sensitive healthcare projects, such as in-process clinical trials, and will fulfill other customer orders to the extent we have the ability to do so with limited laboratory staffing. The effect of the shelter-in-place order may negatively impact productivity and disrupt our business, and may disrupt the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Several of our customers have been delayed in sending us samples, and the order may disrupt additional customers from sending purchase orders and samples to us as they implement their own precautionary measures. Many of our customers, potential customers and potential partners have also put in place policies restricting visitors from other companies, and therefore our sales team and members of management have been unable to meet such parties in person, which may result in reduced acquisition of new customers, fewer orders from existing customers and fewer potential partnering opportunities. Such disruptions in our operations, and our customers’ and suppliers’ operations, may adversely affect our financial condition and operating results. In addition, on March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Authorities in other states, where our customers, suppliers and partners may be located, are following suit and issuing orders with similar goals and restrictions.

The global COVID-19 pandemic continues to rapidly evolve. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenues and accounts receivable.

Like other genomics profiling companies that sell to the pharmaceutical industry, we have customer concentration. We currently derive a significant portion of our revenues from the U.S. Department of Veterans Affairs (the “VA”) Million Veteran Program (the “VA MVP”), which accounted for 77% and 59% of our revenues for the three months ended March 31, 2020 and 2019, respectively. Our top five customers, including the VA MVP, accounted for 92% and 90% of our revenues for the three months ended March 31, 2020 and 2019, respectively. There are inherent risks whenever a large percentage of revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers. In addition, revenues from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. Further, while we have long-term contractual arrangements with certain of our customers, these customers are not required to purchase a minimum number of analyses. If any of these customers suspend or terminate clinical trials, receive less funding, experience declining or delayed sales, or otherwise choose to reduce or eliminate their use of our services, we could be pressured to reduce the prices we charge for our services which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenues and results of operations. In particular, if the VA MVP terminates our services for convenience, which it is permitted to do, such termination would have a material adverse effect on our revenues, cash position, and results of operations. Further, if our largest customers were to cease using or stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

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

Certain of our customers prepay us for a portion of the services that they expect to order from us before they place purchase orders and we deliver those services. In some cases, this prepayment can be substantial and may be paid months or a year or more in advance of these customers providing samples to us and before our delivery of the services to which some or all of the deposit relates. As of March 31, 2020, we had approximately $34.4 million in customer deposits, including $30.6 million from one customer. However, as of that date, we had $120.0 million of cash and cash equivalents, and short-term investments. We are generally not required by our contracts to retain these deposits in cash or otherwise and we have generally used these deposits to make capital expenditures and fund our operations. If a customer that has prepaid us for future services cancels its contract with us or reduces the level of services that it expects to receive, we would generally be required to repay that customer’s deposit with little or no notice. We may not have the cash or other available resources to satisfy that repayment obligation. Even if we are able to satisfy the repayment obligation from available resources, we may need to seek additional sources of capital to fund our operations, which funding may not be available when needed or on acceptable terms. In either of those circumstances, our business, financial condition, results of operations, and reputation would be materially and adversely affected. Furthermore, in the future, customers may elect not to prepay us for our services in which case we would have to find other sources of funding for our capital expenditures and operations, which would be costly relative to the aforementioned cost-free customer deposit funding and which may not be available when needed or on acceptable terms.

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

If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or sales and marketing initiatives. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruption to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to us. While we believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months, we cannot assure you that we will generate sufficient revenues from commercial sales to adequately fund our operating needs or achieve or sustain profitability.

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

We currently derive our revenues from our genomic analysis conducted in our laboratory. We do not have any clinical reference laboratory facilities other than our facility in Menlo Park, California. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fires, earthquakes, flooding, and power outages, which may render it difficult or impossible for us to sell or perform our services for some period of time. Additionally, as a result of the ongoing COVID-19 pandemic, we may limit our operations or temporarily close our office and/or laboratory space. Northern California has recently experienced serious fires and the San Francisco Bay Area is considered to lie in an area with earthquake risk. The inability to sell or to perform our diagnostic and other services, disruptions in our operations, or the backlog of samples that could develop if our facility is inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation or such relationships in the future. Furthermore, our facilities and the equipment we use to perform our services and our research and development work could be costly and time-consuming to repair or replace.

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

Compliance with U.S. and international data protection laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Moreover, complying with these various laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We rely on our customers to obtain valid and appropriate consents from data subjects whose genetic samples and data we process on such customers’ behalf. Given that we do not obtain direct consent from such data subjects and we do not audit our customers to ensure that they have obtained the necessary consents required by law, the failure of our customers to obtain consents that are in compliance with applicable law could result in our own non-compliance with privacy laws. Such failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, and results of operations.

Our success depends on our ability to provide reliable, high-quality genomic data and analyses and to rapidly evolve to meet our customers’ needs.

Errors, including if our tests fail to accurately detect gene variants, or mistakes, including if we fail to or incompletely or incorrectly identify the significance of gene variants, could have a significant adverse impact on our business. We classify variants in accordance with guidelines that are subject to change and subject to our interpretation. There can also be flaws in the databases, third-

party tools, and algorithms we use, and in the software that handles automated parts of our classification protocol. If we receive poor quality or degraded samples, our tests may be unable to accurately detect gene variants or we may fail to or incompletely or incorrectly identify the significance of gene variants, which could have a significant adverse impact on our business.

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

Our success in implementing our business strategy depends largely on the skills, experience, and performance of key members of our executive management team and others in key management positions, including John West, our Chief Executive Officer, Richard Chen, our Chief Scientific Officer, Clinton Musil, our Chief Business Officer, and Aaron Tachibana, our Chief Financial Officer. The collective efforts of each of these persons and others working with them as a team are critical to us as we continue to develop our technologies, services, products, and research and development programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, or if one or more of these key employees were to become unable to perform his or her duties due to contracting COVID-19, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies, and implementing our business strategy. Each member of our executive management team has an employment agreement; however, the existence of an employment agreement does not guarantee retention of members of our executive management team, and we may not be able to retain those individuals. We do not maintain “key person” life insurance on any of our employees.

In addition, we rely on collaborators, consultants, and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our collaborators, consultants, and advisors are generally employed by employers other than us and may have commitments under agreements with other entities that may limit their availability to us.

The loss or extended illness of a key employee, the failure of a key employee to perform in his or her current position, or our inability to attract and retain skilled employees could result in our inability to continue to grow our business or to implement our business strategy.

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

Failure to comply with applicable clinical laboratory licensure requirements may result in a range of enforcement actions, including license suspension, limitation, or revocation, directed plan of action, onsite monitoring, civil monetary penalties, and criminal sanctions as well as significant adverse publicity. Any sanction imposed under CLIA, its implementing regulations or state or foreign laws or regulations governing clinical laboratory licensure, or our failure to renew our CLIA certificate, a state or foreign license or accreditation, could have a material adverse effect on our business, financial condition, and results of operations. Even if we were able to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenues in doing so.

Although we market our tests as LDTs that are currently subject to the FDA’s exercise of enforcement discretion, if we fail to operate within the conditions of that exercise of enforcement discretion, or if any of our products otherwise fail to comply with FDA regulatory requirements as enforced, we would be subject to the applicable requirements of the FDC Act and the FDA’s implementing regulations. The FDA is empowered to impose sanctions for violations of the FDC Act and the FDA’s implementing regulations, including warning letters, civil and criminal penalties, injunctions, product seizure or recall, import bans, restrictions on the conduct of our operations and total or partial suspension of production. Any of the aforementioned sanctions could cause reputational damage, undermine our ability to maintain and increase our revenues, and harm our business, financial condition, and results of operations. In particular, if we or the FDA discover that any of our products have defects that call into question the accuracy of their results, we may be required to undertake a retest of all results and analyses provided during the period relevant to the defect, or recall the affected products. The direct costs incurred in connection with such a recall in terms of management time, administrative, and legal expenses and lost revenue, together with the indirect costs to our reputation could harm our business, financial condition, and results of operations, and our ability to execute our business strategy. While we believe that we are currently in material compliance with applicable laws and regulations as currently enforced, the FDA or other regulatory agencies may not agree, and a determination that we have violated these laws or a public announcement that we are being investigated for possible violations of these laws could adversely affect our business, financial condition, results of operations, and prospects.

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

•

the “Anti-Markup Rule” and similar state laws, among other things, prohibit a physician or supplier billing the Medicare program from marking up the price of a purchased diagnostic service performed by another laboratory or supplier that does not “share a practice” with the billing physician or supplier. Penalties may apply to the billing physician or supplier if Medicare or another payer is billed at a rate that exceeds the performing laboratory’s charges to the billing physician or supplier, and the performing laboratory could be at risk under false claims laws, described below, for causing the submission of a false claim;

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

Third-party intellectual property right holders may also actively bring infringement or other intellectual property-related claims against us, even if we have received patent protection for our technologies, products, and services. Regardless of the merit of third parties’ claims against us for infringement, misappropriation or violations of their intellectual property rights, such third parties may seek and obtain injunctive or other equitable relief, which could effectively block our ability to perform our tests. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay our development or sales of any tests or other activities that are the subject of such suit. Defense of these claims, even if such claims are resolved in our favor, could cause us to incur substantial expenses and be a substantial diversion of our employee resources even if we are ultimately successful. Any adverse ruling or perception of an adverse ruling in defending ourselves could have a material adverse impact on our cash position and stock price. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios.

As we continue to commercialize our tests in their current or an updated form, launch different and expanded tests and enter new markets, other competitors might claim that our tests infringe, misappropriate or violate their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. If such a suit were brought, regardless of merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. Even if we are successful in defending against such a suit, we could incur substantial costs and diversion of the attention of our management and technical personnel in defending ourselves against such claims. A court of competent jurisdiction could hold that third-party patents asserted against us are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any products, services or technologies we may develop and any other technologies covered by the asserted third-party patents and any adverse ruling or perception of an adverse ruling in defending ourselves could have a material adverse impact on our cash position and stock price. If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such rights are invalid or unenforceable, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement; obtain one or more licenses from third parties in order to continue developing and marketing our products and technology, which may not be available on commercially reasonable terms (if at all) or may be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us; pay substantial royalties and other fees; and redesign any infringing tests or other activities, which may be impossible or require substantial time and monetary expenditure, or be prohibited from commercializing certain tests, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

In addition, the stock market in general, and the market for life sciences companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in depressed stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

Acting together, our directors, executive officers and their affiliates, and holders of greater than five percent of our outstanding common stock are able to exercise significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock, and may not be in the best interests of our other stockholders.

Future sales of shares by existing stockholders, or the perception that such sales could occur, could cause our stock price to decline.

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of March 31, 2020, we had 31,530,443 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of March 31, 2020 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, holders of up to an aggregate of 18,790,983 shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

We could be an emerging growth company for up to five years following the closing of our initial public offering of our common stock. Our status as an emerging growth company will end as soon as any of the following takes place:

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

In connection with the preparation of our financial statements for the years ended December 31, 2017 and 2018, management identified a material weakness in our internal controls due to a lack of sufficient full-time accounting staff with requisite experience and deep technical accounting knowledge to (i) identify and resolve complex accounting issues under generally accepted accounting principles in the United States and (ii) allow for appropriate segregation of duties. The identified material weakness could result in misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(b)	Use of proceeds

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 20, 2019 pursuant to Rule 424(b)(4).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On March 17, 2020, the board of directors approved an amendment to the employment agreement of John West, our Chief Executive Officer. On and effective May 6, 2020, we entered into an amendment to the employment agreement with Mr. West, which amended the prior employment agreement of Mr. West dated June 2, 2019 to (i) replace special short- and long-term disability benefits with disability benefits consistent with those provided to other members of the management team and (ii) replace a long-term bonus payable in our common stock with a stock option that will vest upon certain company performance objectives.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	June 24, 2019

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38943	3.2	June 24, 2019

10.1	Amendment to Employment Terms Letter, by and between John West and the Registrant, dated May 6, 2020.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: May 7, 2020	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer (Duly Authorized Officer)