Form 10-Q
period 2020-06-30
Personalis, Inc.
filed 2020-08-06
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, the registrant had 31,884,556 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the evolution of cancer therapies and market adoption of our services;
•	estimates of our total addressable market, future revenue, expenses, capital requirements, and our needs for additional financing;
•	the impact of the COVID-19 pandemic on our business, our customers’ and suppliers’ businesses and the general economy;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to scale our infrastructure;
•	our ability to manage and grow our business by expanding our sales to existing customers or introducing our products to new customers;
•	expectations regarding our relationship with the U.S. Department of Veterans Affairs’ Million Veteran Program;
•	our ability to establish and maintain intellectual property protection for our products or avoid claims of infringement;
•	potential effects of extensive government regulation;
•	our ability to hire and retain key personnel;
•	our ability to obtain financing in future offerings;
•	the volatility of the trading price of our common stock;
•	our belief that approval of personalized cancer therapies by the Food and Drug Administration may drive benefits to our business; and
•	our expectation regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$25,042	$55,046
Short-term investments	80,191	73,243
Accounts receivable, net	5,375	3,300
Inventory and other deferred costs	6,524	4,606
Prepaid expenses and other current assets	2,989	3,383
Total current assets	120,121	139,578
Property and equipment, net	12,650	14,106
Operating lease right-of-use assets	10,991	1,845
Other long-term assets	1,760	1,762
Total assets	$145,522	$157,291
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,491	$7,337
Accrued and other current liabilities	6,594	6,648
Contract liabilities	28,952	35,977
Total current liabilities	43,037	49,962
Long-term operating lease liabilities	9,233	639
Other long-term liabilities	129	—
Total liabilities	52,399	50,601
Commitments and Contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 31,872,122 and 31,243,029 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	251,997	247,282
Accumulated other comprehensive income (loss)	106	(6)
Accumulated deficit	(158,983)	(140,589)
Total stockholders’ equity	93,123	106,690
Total liabilities and stockholders’ equity	$145,522	$157,291

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$19,495	$15,825	$38,656	$29,900
Costs and expenses
Costs of revenues	14,823	9,923	29,945	20,014
Research and development	6,465	4,497	12,855	9,742
Selling, general and administrative	7,705	5,466	14,979	9,636
Total costs and expenses	28,993	19,886	57,779	39,392
Loss from operations	(9,498)	(4,061)	(19,123)	(9,492)
Interest income	246	200	756	284
Interest expense	—	(745)	(2)	(929)
Other income (expense), net	1	(1,261)	9	(1,413)
Loss before income taxes	(9,251)	(5,867)	(18,360)	(11,550)
Provision for income taxes	(4)	(2)	(34)	(4)
Net loss	$(9,255)	$(5,869)	$(18,394)	$(11,554)
Net loss per share, basic and diluted	$(0.29)	$(0.89)	$(0.58)	$(2.38)
Weighted-average shares outstanding, basic and diluted	31,731,628	6,597,007	31,538,329	4,853,325

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(9,255)	$(5,869)	$(18,394)	$(11,554)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(4)	(15)	(9)	—
Change in unrealized gain on available-for-sale debt securities	37	—	121	—
Comprehensive loss	$(9,222)	$(5,884)	$(18,282)	$(11,554)

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

(in thousands, except share data)

	Redeemable					Accumulated		Total
	Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance—March 31, 2019	18,474,742	$89,404	3,166,316	$1	$10,666	$-	$(121,190)	$(110,523)
Elimination of fractional shares upon reverse stock split (see Note 8)	(39)	—	(34)	(1)	1	—	—	—
Exercise of common stock warrants	—	—	207,712	—	8	—	—	8
Conversion of Series A, B and C redeemable convertible preferred stock to common stock	(18,474,703)	(89,404)	18,474,703	2	89,402	—	—	89,404
Conversion of redeemable convertible preferred stock warrants to common stock warrants	—	—	—	—	2,086	—	—	2,086
Proceeds from initial public offering, net of expenses	—	—	9,109,725	1	140,023	—	—	140,024
Proceeds from exercise of stock options	—	—	163,183	—	257	—	—	257
Stock-based compensation	—	—	—	—	1,646	—	—	1,646
Foreign currency translation adjustment	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(5,869)	(5,869)
Balance—June 30, 2019	—	$—	31,121,605	$3	$244,089	$(15)	$(127,059)	$117,018

Balance—March 31, 2020	—	$—	31,530,443	$3	$248,854	$73	$(149,728)	$99,202
Proceeds from exercise of stock options	—	—	236,578	—	690	—	—	690
Proceeds from Employee Stock Purchase Plan purchases	—	—	71,480	—	631	—	—	631
Restricted stock units released	—	—	33,621	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,822	—	—	1,822
Foreign currency translation adjustment	—	—	—	—	—	(4)	—	(4)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	—	(9,255)	(9,255)
Balance—June 30, 2020	—	$—	31,872,122	$3	$251,997	$106	$(158,983)	$93,123

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

(in thousands, except share data)

	Redeemable					Accumulated		Total
	Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance—December 31, 2018	18,474,742	$89,404	3,085,307	$1	$9,131	$(15)	$(115,505)	$(106,388)
Issuance of common stock warrants	—	—	—	—	572	—	—	572
Elimination of fractional shares upon reverse stock split (see Note 8)	(39)	—	(34)	(1)	1	—	—	—
Exercise of common stock warrants	—	—	207,712	—	8	—	—	8
Conversion of Series A, B and C redeemable convertible preferred stock to common stock	(18,474,703)	(89,404)	18,474,703	2	89,402	—	—	89,404
Conversion of redeemable convertible preferred stock warrants to common stock warrants	—	—	—	—	2,086	—	—	2,086
Proceeds from initial public offering, net of expenses	—	—	9,109,725	1	140,023	—	—	140,024
Proceeds from exercise of stock options	—	—	244,192	—	611	—	—	611
Stock-based compensation	—	—	—	—	2,255	—	—	2,255
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(11,554)	(11,554)
Balance—June 30, 2019	—	$—	31,121,605	$3	$244,089	$(15)	$(127,059)	$117,018

Balance—December 31, 2019	—	$—	31,243,029	$3	$247,282	$(6)	$(140,589)	$106,690
Proceeds from exercise of stock options	—	—	513,993	—	1,013	—	—	1,013
Proceeds from Employee Stock Purchase Plan purchases	—	—	71,480	—	631	—	—	631
Restricted stock units released	—	—	43,620	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,071	—	—	3,071
Foreign currency translation adjustment	—	—	—	—	—	(9)	—	(9)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	121	—	121
Net loss	—	—	—	—	—	—	(18,394)	(18,394)
Balance—June 30, 2020	—	$—	31,872,122	$3	$251,997	$106	$(158,983)	$93,123

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(18,394)	$(11,554)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,815	2,192
Noncash operating lease cost	689	429
Stock-based compensation expense	3,071	2,255
Change in fair value of convertible preferred stock warrant liability	—	1,403
Accretion of noncash interest and debt reduction	—	103
Other	(43)	(2)
Changes in operating assets and liabilities
Accounts receivable	(2,075)	(3,009)
Inventory and other deferred costs	(1,918)	(106)
Prepaid expenses and other current assets	396	(257)
Accounts payable	(348)	(163)
Accrued and other current liabilities	(797)	(624)
Contract liabilities	(7,025)	(1,030)
Operating lease liabilities	(496)	(473)
Other long-term liabilities	128	—
Net cash used in operating activities	(23,997)	(10,836)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(67,108)	—
Proceeds from maturities of available-for-sale debt securities	60,313	—
Purchases of property and equipment	(855)	(2,801)
Net cash used in investing activities	(7,650)	(2,801)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	144,025
Payments of costs related to initial public offering	—	(1,991)
Proceeds from borrowings	—	20,000
Payments of borrowing costs	—	(490)
Repayments under borrowing arrangements	—	(5,000)
Proceeds from exercise of common stock warrants	—	8
Proceeds from exercise or settlement of equity awards	1,644	611
Net cash provided by financing activities	1,644	157,163
Effect of exchange rates on cash flows and cash equivalents	(1)	(1)
Net change in cash and cash equivalents	(30,004)	143,525
Cash and cash equivalents, beginning of period	55,046	19,744
Cash and cash equivalents, end of period	$25,042	$163,269

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company and Nature of Business

Personalis, Inc. (the “Company”) was incorporated in Delaware on February 21, 2011 and began operations in September 2011. The Company formed a wholly owned subsidiary, Personalis (UK) Ltd., in August 2013. The Company is a growing cancer genomics company transforming the development of next-generation therapies by providing more comprehensive molecular data about each patient’s cancer and immune response. The Company provides sequencing and data analysis services to support the development of cancer therapies. The Company also provides sequencing and data analysis services to support population sequencing initiatives, which accounts for the majority of revenues. Cancer genomic services are sold primarily to pharmaceutical companies, biopharmaceutical companies, universities, non-profits, and government entities, while services for population sequencing initiatives are sold primarily to government entities. The principal markets for the Company’s services are the United States and Europe. In June 2020, the Company announced a partnership with a clinical genomics and life sciences company headquartered in China as a means to expand business operations into China. The Company operates and manages its business as one reportable operating segment, which is the sale of sequencing and data analysis services.

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

The Company began presenting “Long-term operating lease liabilities” and “Operating lease liabilities” separately in the condensed consolidated balance sheets and condensed consolidated statements of cash flows, respectively, in this Quarterly Report on Form 10-Q. Amounts reported in previous periods were reclassified to conform to the current presentation.

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

A warrant to purchase 188,643 shares of the Company’s common stock was exercised prior to completion of the Company’s IPO. In addition, in connection with the IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock were automatically converted into 18,474,703 shares of the Company’s common stock, and all then-outstanding warrants to purchase the Company’s convertible preferred stock were automatically converted into warrants to purchase 84,585 shares of the Company’s common stock, of which 62,096 are still outstanding as of June 30, 2020 (see Note 10).

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company maintains an allowance for doubtful accounts, which was $0.1 million as of June 30, 2020 and December 31, 2019. During the three months ended June 30, 2020 and 2019, the Company had no bad debt expense.

Significant customers are those that represent more than 10% of the Company’s total revenues or accounts receivable balance at each respective balance sheet date. For each significant customer, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenues		Revenues		Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2020	December 31, 2019
	2020	2019	2020	2019
VA MVP	76%	54%	76%	56%	17%	19%
Pfizer Inc.	10%	23%	*	20%	44%	23%
Customer D	*	12%	*	*	*	*
Indivumed GmbH	*	*	*	*	*	30%
Customer H	*	*	*	*	14%	*
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

Practical Expedients and Exemptions

As a practical expedient, the Company recognizes the incremental costs of obtaining contracts, such as sales commissions, as an expense when incurred since the amortization period of the asset the Company otherwise would have recognized is one year or less. Sales commissions are recorded within selling, general and administrative expenses in the condensed consolidated statements of operations.

Costs of Revenues

Costs of revenues primarily consist of production materials, personnel costs (e.g., salaries, bonuses, benefit, and stock-based compensation), costs of consumables and laboratory supplies, information technology (“IT”) and facility costs, and depreciation and service maintenance contracts on capitalized equipment.

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

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the redeemable convertible preferred stock, convertible preferred stock warrants, common stock warrants, common stock subject to repurchase, and equity awards are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock is considered a participating security. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. Because the Company has reported a net loss for the reporting periods presented, the diluted net loss per common share is the same as basic net loss per common share for those periods.

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

Unrealized gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. Any discount or premium arising at purchase is accreted or amortized to interest income or expense. Realized gains and losses and declines in fair value, if any, judged to be other than temporary are reported in other income (expense), net. When securities are sold, any associated unrealized gain or loss initially recorded as a separate component of stockholders’ equity is reclassified out of stockholders’ equity on a specific-identification basis and recorded in earnings for the period.

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

Leases

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. As of June 30, 2020, the Company had no finance leases.

Certain lease contracts include obligations to pay for other services, such as maintenance. The Company elected to account for these other services as a component of the lease (i.e., the Company elected the practical expedient not to separate lease and non-lease components).

Lease liabilities are recognized at the present value of the fixed lease payments, reduced by landlord incentives, using a discount rate based on the Company’s current borrowing rate at the lease commencement date, adjusted for various factors including level of collateralization and term (the “incremental borrowing rate”), unless the rate implicit in the lease is readily determinable. The current portion of lease liabilities is included in “Accrued and other current liabilities.” Lease assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases or lease prepayments reclassified from “Other long-term assets” upon lease commencement. Lease assets are presented as “Operating lease right-of-use assets” as a long-term asset. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

The Company has made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from leases with a term of 12 months or less. Lease payments are recognized as an expense on a straight-line basis over the lease term.

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The accounting update also made minor changes to the impairment model for available-for-sale debt securities. In November 2019, the FASB delayed the effective date for Topic 326 as applicable to smaller reporting companies to the first quarter of 2023. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures. The Company will apply the new guidance by means of a cumulative-effect adjustment to the opening retained earnings as of the beginning of the first reporting period in which the guidance is effective.

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

Note 3. Revenues

The following table presents the Company’s revenues disaggregated by customer type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
VA MVP	$14,750	$8,536	$29,506	$16,879
All other customers	4,745	7,289	9,150	13,021
Total	$19,495	$15,825	$38,656	$29,900

Revenues from countries outside of the United States, based on the billing addresses of customers, represented approximately 1% of the Company’s revenues for the three months ended June 30, 2020 and 2019, and approximately 5% and 2% for the six months ended June 30, 2020 and 2019, respectively.

Contract Assets and Liabilities

Contract assets as of June 30, 2020 were immaterial. The Company had no contract assets as of December 31, 2019.

The Company’s contract liabilities consist of customer deposits in excess of revenues recognized and are presented as current liabilities in the condensed consolidated balance sheets.

The balance of contract liabilities was $29.0 million and $36.0 million as of June 30, 2020 and December 31, 2019, respectively. Revenues recognized for the three months ended June 30, 2020 and 2019 that were included in the contract liability balance at the beginning of each reporting period were $10.8 million and $8.4 million, respectively. Revenues recognized for the six months ended June 30, 2020 and 2019 that were included in the contract liability balance at the beginning of each period were $21.5 million and $16.1 million, respectively.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized (“contracted not recognized revenues”), which include VA MVP contract liabilities and amounts that will be invoiced and recognized as revenues in future periods. Contracted not recognized revenues were $39.3 million as of June 30, 2020, which the Company expects to recognize as revenues within the next nine months. The Company has elected the optional exemption that allows for the exclusion of contracts with an original expected duration of one year or less.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$3,252	$1,424
Other deferred costs	3,272	3,182
Total inventory and other deferred costs	$6,524	$4,606

Property and equipment. Depreciation and amortization expense for the three months ended June 30, 2020 and 2019 was $1.4 million and $1.1 million, respectively, and for the six months ended June 30, 2020 and 2019 was $2.8 million and $2.2 million, respectively. Accumulated depreciation and amortization was $11.6 million and $9.1 million as of June 30, 2020 and December 31, 2019, respectively.

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued compensation	$3,870	$4,147
Operating lease liabilities	2,107	1,361
Accrued taxes	37	210
Accrued liabilities	297	689
Other current liabilities	283	241
Total accrued and other current liabilities	$6,594	$6,648

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used in such measurements as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$1,757	$—	$—	$1,757
Money market funds	20,285	—	—	20,285	Level 1
Commercial paper	3,000	—	—	3,000	Level 2
Total cash and cash equivalents	25,042	—	—	25,042
Short-term investments:
Commercial paper	13,828	40	—	13,868	Level 2
Corporate debt securities	3,911	15	—	3,926	Level 2
U.S. agency securities	61,326	76	(6)	61,396	Level 2
Asset-backed securities	1,000	1	—	1,001	Level 2
Total short-term investments	80,065	132	(6)	80,191
Total assets measured at fair value	$105,107	$132	$(6)	$105,233

	As of December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$1,271	$—	$—	$1,271
Money market funds	12,495	—	—	12,495	Level 1
Commercial paper	41,281	—	(1)	41,280	Level 2
Total cash and cash equivalents	55,047	—	(1)	55,046
Short-term investments:
Commercial paper	17,898	—	(6)	17,892	Level 2
U.S. government securities	4,011	—	—	4,011	Level 2
Corporate debt securities	13,953	1	(6)	13,948	Level 2
U.S. agency securities	32,776	20	(2)	32,794	Level 2
Asset-backed securities	4,598	—	—	4,598	Level 2
Total short-term investments	73,236	21	(14)	73,243
Total assets measured at fair value	$128,283	$21	$(15)	$128,289

There have been no realized gains or losses on sales of marketable securities for the periods presented. The Company began investing in marketable debt securities during the third quarter of 2019 and, therefore, no security has been in an unrealized loss position for 12 months or greater. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. As of June 30, 2020, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired.

The Company’s marketable debt securities at June 30, 2020 have maturities due in one year or less, except for debt securities with an aggregate cost basis and fair value of $6.1 million that have maturities ranging from 13 to 14 months.

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

Period Ended
June 24, 2019
Expected term (in years)	5.01 - 5.26
Volatility	57.20% - 57.24%
Risk-free interest rate	1.75%
Dividend yield	–%

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Warrant Liability
Balance — December 31, 2018	$683
Change in fair value	1,403
Reclassification of warrant liability to additional paid-in capital on conversion	(2,086)
Balance — June 30, 2019	$—

Note 6. Borrowings

There were no amounts outstanding under financing arrangements as of June 30, 2020 or December 31, 2019.

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

The Revolving Loan had an effective interest rate of 19.22% per year. The Revolving Loan interest expense for the three and six months ended June 30, 2019 was $0 and $0.2 million, respectively. On March 22, 2019, this Revolving Loan was repaid in full.

Growth Capital Loan

On March 22, 2019, the Company entered into a growth capital loan (the “Growth Capital Loan”) with TriplePoint to provide for a $20.0 million growth capital loan facility and had drawn down the full $20.0 million available under the facility. The Company used $5.1 million of the Growth Capital Loan to repay, in its entirety, all amounts outstanding under the Revolving Loan. Borrowings under the Growth Capital Loan bore interest at a floating rate of prime rate plus 5.00% for borrowings up to $15.0 million and the prime rate plus 6.50% for borrowing greater than $15.0 million. Under the agreement, the Company was required to make monthly interest-only payments through April 1, 2020 and was required to make 36 equal monthly payments of principal, plus accrued interest, from April 1, 2020 through March 1, 2023, when all unpaid principal and interest was to become due and payable. The agreement allowed voluntarily prepayment of all, but not part, of the outstanding principal at any time prior to the maturity date, subject to a prepayment fee of 1.00% of the outstanding balance if prepaid in months one through 12 of the loan term. In addition to the final payment, the Company paid an amount equal to 2.75% of each principal amount drawn under the Growth Capital Loan facility.

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

Upon issuance, the Growth Capital Loan had an effective interest rate of 15.23% per year. Interest expense for the three and six months ended June 30, 2019 was $0.7 million. On August 14, 2019, the Company paid off the Growth Capital Loan in its entirety.

Note 7. Leases

In February 2015, the Company entered into a noncancelable operating lease for approximately 31,280 square feet of space used for its current laboratory and corporate headquarters. In April 2020, the Company extended the lease term. The lease expires on November 30, 2027 and includes an option to extend the term for a period of three years with rent payments equal to then current fair market rental for the space. The Company determined the extension option is not reasonably certain to be exercised. The lease contains a leasehold improvement incentive and escalating rent payments.

In August 2019, the Company entered into a noncancelable operating lease for a co-located data center space. The lease expires on August 31, 2022 and includes an option to extend the term for a period of three years immediately following the expiration of the term with rent payments to be negotiated upon such a renewal. The Company determined the extension option is not reasonably certain to be exercised. In April 2020, the lease was modified to increase the data center space available for the Company’s use for the remainder of the lease term.

Operating lease cost for the three months ended June 30, 2020 and 2019 was $0.7 million and $0.3 million, respectively, and for the six months ended June 30, 2020 and 2019 was $1.0 million and $0.5 million, respectively.

As of June 30, 2020, the Company’s operating leases had a weighted-average remaining lease term of 6.8 years and a weighted-average discount rate of 10.7%. The Company’s discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. Future lease payments under operating leases as of June 30, 2020 were as follows (in thousands):

Amount
2020 (remaining six months)	$938
2021	2,558
2022	2,194
2023	2,047
2024	2,113
2025 and thereafter	6,560
Total future minimum lease payments	16,410
Less: imputed interest	(5,070)
Present value of future minimum lease payments	11,340
Less: current portion of operating lease liability	(2,107)
Long-term operating lease liabilities	$9,233

Cash paid for operating lease liabilities, included in cash flows from operating activities in the condensed consolidated statement of cash flows, for the six months ended June 30, 2020 and 2019, was $0.8 million and $0.5 million, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the six months ended June 30, 2020 and 2019 were $9.8 million and $1.7 million, respectively, including the impact of adopting ASU 2016-02, Leases (Topic 842) in the first quarter of 2019.

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

For stock option grants issued prior to December 31, 2015, the Company allowed employees to exercise options granted under the 2011 Plan prior to vesting (early exercise of stock options). The unvested shares are subject to the Company’s repurchase rights at the original purchase price. Initially, the proceeds were recorded as an accrued liability from the early exercise of stock options and reclassified to common stock as the Company’s repurchase rights lapse. There were zero unvested shares subject to the Company’s repurchase rights as of June 30, 2020 and December 31, 2019.

2019 Equity Incentive Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) in May 2019 and June 2019, respectively. The 2019 Plan became effective in June 2019 in connection with the Company’s IPO, and no further grants will be made under the 2011 Plan. Shares reserved and remaining available for issuance under the 2011 Plan were added to the 2019 Plan reserve upon its effectiveness.

The 2019 Plan provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, RSUs, performance-based stock awards, and other forms of equity compensation. Additionally, the 2019 Plan provides for the grant of performance cash awards. ISOs may be granted only to the Company’s employees and to any of the Company’s parent or subsidiary corporation’s employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and any of the Company’s affiliates. The exercise price of a stock option generally cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant. Options under the 2019 Plan may be granted for periods of up to 10 years.

2020 Inducement Plan

The Compensation Committee of the Company’s board of directors adopted the 2020 Inducement Plan (the “Inducement Plan”) in May 2020, which became effective upon adoption. The Inducement Plan was adopted without stockholder approval, as permitted by the Nasdaq Stock Market rules. The Inducement Plan provides for the grant of equity-based awards, including NSOs, stock appreciation rights, restricted stock awards, RSUs, performance-based stock awards, and other forms of equity compensation, and its terms are substantially similar to the stockholder-approved 2019 Plan. In accordance with relevant Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals entry into employment with the Company.

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”) in May 2019 and June 2019, respectively. Subject to any plan limitations, the ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the first or last day of the offering period, whichever is lower. The ESPP provides for separate six-month offering periods beginning on May 1 and November 1 of each year.

Shares of common stock available for issuance under the Company’s equity incentive plans at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019
Reserved for issuance upon exercise of options outstanding under the 2011 Plan	3,902,797	4,474,057
Reserved for issuance upon exercise or settlement of awards outstanding under the 2019 Plan	2,231,539	377,378
Reserved and available for issuance under the 2019 Plan (1)	2,113,980	2,392,343
Reserved for issuance upon exercise or settlement of awards outstanding under the Inducement Plan	119,900	—
Reserved and available for issuance under the Inducement Plan	880,100	—
Reserved and available for issuance under the ESPP (2)	413,266	172,316
Total number of shares reserved	9,661,582	7,416,094
(1) June 30, 2020 balance includes share increase added January 1, 2020 pursuant to the “evergreen” provision in the amount of 1,562,151 shares
(2) June 30, 2020 balance includes share increase added January 1, 2020 pursuant to the “evergreen” provision in the amount of 312,430 shares

Stock Option Activity

A summary of the Company’s stock option activity (excluding performance-based stock option activity summarized further below) under the 2011 Plan, 2019 Plan, and Inducement Plan for the six months ended June 30, 2020 is as follows:

	Outstanding Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2019	4,731,435	$4.94	6.60	$29,730
Options granted	1,059,841	8.26
Options exercised	(513,993)	1.97
Options cancelled	(73,517)	8.19
Balance—June 30, 2020	5,203,766	$5.86	7.00	$37,398
Options vested and exercisable as of June 30, 2020	2,785,325	$3.78	5.28	$25,711

Options granted to new hires generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted as merit awards generally vest monthly over a three- or four-year period.

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $12.97 on June 30, 2020 and the exercise prices of the underlying stock options. Out-of-the money stock options are excluded from the aggregate intrinsic value.

The weighted-average grant date fair value of options granted was $6.70 and $8.40 per share for the three months ended June 30, 2020 and 2019, respectively, and $4.81 and $8.07 per share for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the unrecognized stock-based compensation cost of unvested options was $12.0 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Valuation of Stock Options

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected term (in years)	5.50 - 6.08	5.00 - 6.08	5.50 - 6.08	5.00 - 6.87
Volatility	67.58 - 68.18%	56.89 - 57.27%	61.74 - 68.18%	56.20 - 57.27%
Risk-free interest rate	0.36 - 0.44%	2.31 - 2.36%	0.36 - 1.66%	2.31 - 2.52%
Dividend yield	–%	–%	–%	–%

Performance-Based Stock Option Activity

Pursuant to the 2019 Plan, in March 2020, the Company’s board of directors granted the Company’s Chief Executive Officer a performance-based stock option (“PSO”) to purchase 421,000 shares of common stock. The PSO is subject to the Chief Executive Officer’s continued service to the Company through the date of vesting and, if the performance condition is not met within 10 years from the date of grant, the PSO will be canceled. The shares subject to the PSO will vest in full if the Company’s average market capitalization is equal to or greater than $1 billion over a 30 calendar day period. Upon a change in control, the vesting of the shares subject to the PSO will accelerate on a pro rata basis based on the price per share in such change in control transaction multiplied by the price per share at such time divided by $1 billion, with up to 100% of the shares eligible for such accelerated vesting.

A summary of the Company’s performance-based stock option activity under the 2019 Plan for the six months ended June 30, 2020 is as follows:

Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2019	—	$—	—	$—
Options granted	421,000	5.10
Options exercised	—
Options cancelled	—
Balance—June 30, 2020	421,000	$5.10	9.71	$3,313
Options vested and exercisable as of June 30, 2020	—	$—	—	$—

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $12.97 on June 30, 2020 and the exercise price of the underlying stock options. As of June 30, 2020, the unrecognized stock-based compensation cost of unvested performance-based options was $1.3 million, which is expected to be recognized over a period of 4.3 years.

Valuation of Performance-Based Stock Options

The Company estimated the fair value of the PSO using a Monte Carlo Model and the following assumptions and estimates:

2020
Performance period (in years)	10.00
Derived service period (in years)	4.55
Volatility	63.60%
Risk-free interest rate	1.02%
Dividend yield	–%
Estimated fair value (per share)	$3.31

Restricted Stock Units Activity

A summary of the Company’s RSU activity under the 2019 Plan and Inducement Plan for the six months ended June 30, 2020 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2019	120,000	$8.86	$1,308
RSUs granted	554,590	7.88
RSUs vested	(43,620)	6.63	523
RSUs cancelled	(1,500)	4.75
Balance—June 30, 2020	629,470	$8.16	$8,164

The Company granted RSUs to employees to receive shares of the Company’s common stock. The RSUs awarded are subject to each individual’s continued service to the Company through each applicable vesting date. RSUs granted to new hires generally vest annually over a four-year period. RSUs granted as merit awards generally vest semi-annually over a three-year period, or in some cases quarterly over a three-year period. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant.

The aggregate fair value of unvested RSUs is calculated using the closing price of the Company’s common stock of $12.97 on June 30, 2020. As of June 30, 2020, the unrecognized stock-based compensation cost of unvested RSUs was $5.0 million, which is expected to be recognized over a weighted-average period of 3.1 years.

The Company's default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

ESPP Activity and Valuation

During the six months ended June 30, 2020, 71,480 shares of common stock were purchased under the ESPP. The following assumptions were used to calculate the stock-based compensation for each stock purchase right granted under the ESPP: a weighted-average expected life of 0.5 years, expected volatility of 102.1%, a risk-free interest rate of 0.1%, and a zero dividend yield.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$1,259	$1,366	$2,262	$1,975
Performance-based stock options	76	280	89	280
RSUs	310	—	423	—
ESPP	177	—	297	—
Total stock-based compensation expense	$1,822	$1,646	$3,071	$2,255

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Costs of revenues	$209	$105	$352	$190
Research and development	394	193	653	357
Selling, general and administrative	1,219	1,348	2,066	1,708
Total stock-based compensation expense	$1,822	$1,646	$3,071	$2,255

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

Subsequent to the conversion to a common stock warrant and before the end of the Company’s second quarter ended June 30, 2019, the warrant for 22,489 shares was exercised. As a result, the Company issued 19,069 shares of common stock as the warrant allowed for a net share settlement. Separately, the warrant for 62,096 shares issued in June 2017 was still outstanding as of June 30, 2020.

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

In connection with the Growth Capital Loan agreement (see Note 6), the Company issued a warrant to purchase 65,502 shares of common stock to the lender at an exercise price of $9.16 per share exercisable for seven years from March 22, 2019. The Company recorded the issuance-date fair value of the warrant of $0.6 million in equity as the warrant met all criteria for equity classification. The warrant was still outstanding as of June 30, 2020.

Note 12. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the condensed consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of June 30, 2020, the Company was not involved in any material legal proceedings.

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

Note 13. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for all periods presented, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(9,255)	$(5,869)	$(18,394)	$(11,554)
Denominator:
Weighted-average shares outstanding	31,731,628	6,597,811	31,538,329	4,854,125
Less: weighted-average shares subject to repurchase	—	(804)	—	(800)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders—basic and diluted	31,731,628	6,597,007	31,538,329	4,853,325
Net loss per share attributable to common stockholders—basic and diluted	$(0.29)	$(0.89)	$(0.58)	$(2.38)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock warrants	127,598	127,598	127,598	127,598
Options to purchase common stock	5,624,766	4,563,163	5,624,766	4,563,163
Unvested restricted stock units	629,470	—	629,470	—
Employee stock purchase plan	95,403	61,892	95,403	61,892
Unvested early exercised common stock options	—	548	—	548
Total	6,477,237	4,753,201	6,477,237	4,753,201

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

In August 2020, we launched a liquid biopsy assay that analyzes all of the approximately 20,000 human genes versus the more narrowly focused liquid biopsy assays that are currently available. By combining technological innovation, operational scale, and regulatory differentiation, our NeXT Platform is designed to help our customers obtain new insights into the mechanisms of response and resistance to therapy as well as new potential therapeutic targets. Our platform enhances the ability of biopharmaceutical companies to unlock the potential of conducting translational research in the clinic rather than with pre-clinical animal models or cancer cell lines. We also announced in January 2020 a diagnostic based on our NeXT Platform that we envision being used initially by both leading clinical cancer centers as well as biopharmaceutical companies.

Our operations have been impacted by the ongoing COVID-19 pandemic. In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to over 200 countries and territories, including the United States. On March 4, 2020, the State of California declared a state of emergency related to the spread of COVID-19, and the San Francisco Department of Public Health announced aggressive recommendations to reduce the spread of the disease, including recommendations to suspend nonessential travel, encourage telecommuting, and cancel or postpone large gatherings. On March 10, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, on March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. On March 16, 2020, the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters and laboratory facilities are located, issued shelter-in-place orders that took effect at 12:01 a.m., Pacific Time, on March 17, 2020 (i) directing all individuals living in those counties to shelter at their places of residence (subject to limited exceptions), (ii) directing all businesses and governmental agencies to cease non-essential operations at physical locations in those counties, (iii) prohibiting all non-essential gatherings of any number of individuals, and (iv) ordering cessation of all non-essential travel. In addition, on March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Authorities in other states, where our customers, suppliers and partners may be located, have followed suit and issued orders with similar goals and restrictions.

While the orders applicable to us allow for continued operation of so-called Essential Businesses, which includes certain critical healthcare operations and services, we have substantially closed our office facilities and limited access to our laboratory facilities, to protect our employees and to comply with the provisions described within the order. We provided temporary increased pay to certain laboratory personnel in the second quarter for their work during the COVID-19 pandemic, and may continue to do so in the future. The shelter-in-place order has negatively impacted productivity, disrupted our business, and slowed research and development activities due to us limiting access to our laboratory space that would otherwise be used by our research and development group, and, to the extent such order remains in place, it may continue to cause such effects on our operations. In addition, the shelter-in-place order may disrupt the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Several of our customers were delayed in sending us samples in the second quarter due to the inability to collect or ship samples during the COVID-19 pandemic, and additional customers may be disrupted from sending purchase orders and samples to us in the future. Many of our customers, potential customers and potential partners have also put in place policies restricting visitors from other companies, and therefore our sales team and members of management have been unable to meet such parties in person, which may result in reduced acquisition of new customers, fewer orders from existing customers, and fewer potential partnering opportunities. If our laboratory employees were to contract COVID-19, we may significantly curtail our laboratory operations or pause operations altogether until the imminent health risk to our employees subsided. Such disruptions in our operations, and our customers’ and suppliers’ operations, may adversely affect our financial condition and operating results.

The scope and duration of such impact is highly uncertain. We are unable to predict or quantify the impact of any potential disruption to our supply chain, changes in consumer demand or any other actions that may become necessary as events unfold. In response to this uncertainty, the COVID-19 Advisory Committee of our board of directors was formed in March 2020 and is responsible for advising management on the unique risks to our business, operations, employees, facilities and financial condition related to the COVID-19 pandemic and overseeing our plans and initiatives to respond to and mitigate the risks presented by the pandemic.

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

Our revenues are primarily generated through contracts with companies in the pharmaceutical industry, healthcare organizations, and government entities. Our ability to increase our revenues will depend on our ability to further penetrate this market. To do this, we are developing a growing set of additional state-of-the-art products, advancing our operational infrastructure, expanding our international presence, building our regulatory credentials, and expanding our targeted marketing efforts. Unlike diagnostic or therapeutic companies, we have not to date sought reimbursement through traditional healthcare payors. We sell through a small direct sales force.

We have one reportable segment from the sale of sequencing and data analysis services. Substantially all of our revenues to date have been derived from sales in the United States.

Costs and Expenses

Costs of Revenues

Costs of revenues consist of production material costs, personnel costs (salaries, bonuses, benefits, and stock-based compensation), costs of consumables, laboratory supplies, depreciation and service maintenance on capitalized equipment, and information technology (“IT”) and facility costs. We expect costs of revenues to increase as our revenues grow, and in the short term costs of revenues may outpace revenues growth as we invest in expanding our laboratory capacity, but over time the cost per unit of data delivered is expected to decrease due to economies of scale we may gain as volume increases, automation initiatives, and other cost reductions.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of our products. These expenses consist primarily of payroll and personnel costs (salaries, bonuses, benefits, and stock-based compensation), costs of consumables, laboratory supplies, depreciation and service maintenance on capitalized equipment, and IT and facilities costs. These expenses also include costs associated with our collaborations, which we expect to increase over time.

We expense our research and development expenses in the period in which they are incurred. We expect to increase our research and development expenses as we continue to develop new products.

Selling, General and Administrative Expenses

Selling expenses consist of personnel costs, customer support expenses, direct marketing expenses, educational and promotional expenses, and market research. Our general and administrative expenses include costs for our executive, accounting, finance, legal, and human resources functions. These expenses consist of personnel costs, audit and legal expenses, consulting costs, and IT and facility costs. We expense all selling, general and administrative expenses as incurred.

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

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. Interest income increased significantly in the second half of 2019 and through the second quarter of 2020 as a result of us investing proceeds from the IPO. We expect interest income to decline throughout the remainder of 2020 consistent with the recent declines in yields on debt securities.

Interest Expense

Previously, interest expense primarily consisted of cash and non-cash interest costs related to our term loan, convertible promissory notes, revolving loan and security agreement (the “Revolving Loan”) with TriplePoint Capital LLC (“TriplePoint”), and growth capital loan (the “Growth Capital Loan”) with TriplePoint. After the payoff of our Growth Capital Loan in August 2019, we no longer have any outstanding debt and have not incurred material interest expense from that point forward.

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

Results of Operations

The following sets forth, for the periods presented, our unaudited condensed consolidated statements of operations (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$19,495	$15,825	$38,656	$29,900
Costs and expenses
Costs of revenues	14,823	9,923	29,945	20,014
Research and development	6,465	4,497	12,855	9,742
Selling, general and administrative	7,705	5,466	14,979	9,636
Total costs and expenses	28,993	19,886	57,779	39,392
Loss from operations	(9,498)	(4,061)	(19,123)	(9,492)
Interest income	246	200	756	284
Interest expense	—	(745)	(2)	(929)
Other income (expense), net	1	(1,261)	9	(1,413)
Loss before income taxes	(9,251)	(5,867)	(18,360)	(11,550)
Provision for income taxes	(4)	(2)	(34)	(4)
Net loss	$(9,255)	$(5,869)	$(18,394)	$(11,554)
Net loss per share, basic and diluted	$(0.29)	$(0.89)	$(0.58)	$(2.38)
Weighted-average shares outstanding, basic and diluted	31,731,628	6,597,007	31,538,329	4,853,325

Revenues

The following table shows revenues by customer type (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2020	2019		2020	2019
VA MVP	$14,750	$8,536	73%	$29,506	$16,879	75%
All other customers	4,745	7,289	(35)%	9,150	13,021	(30)%
Total revenues	$19,495	$15,825	23%	$38,656	$29,900	29%

The following table shows concentration of revenues by customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
VA MVP	76%	54%	76%	56%
Pfizer Inc.	10%	23%	*	20%
Customer D	*	12%	*	*
* Less than 10% of revenues

VA MVP

The increase in revenues from the VA MVP during the second quarter and first half of 2020 was driven by an increase in the volume of samples we tested in each such period. This increase was driven by a significant rise in the number of samples we received from the VA MVP since the start of 2019. Our increasingly automated laboratory has supported this higher level of sample volumes.

All Other Customers

The decrease in revenues from all other customers during the second quarter of 2020 was driven by a decrease in the volume of samples we tested in the period. This was due to the receipt of relatively large orders for specific projects from pharmaceutical customers in early 2018 that were fulfilled beginning around the second quarter of 2018 through the second quarter of 2019, and did not recur due to transitioning customers from our ACE platform to the ImmunoID NeXT platform. Decreases in revenue recognized from large pharmaceutical companies partnering with us on retrospective clinical trials accounted for most of the decrease.

The decrease in revenues from all other customers during the first half of 2020 was driven by a decrease in the volume of samples we tested in the period. This was due to the receipt of relatively large orders for specific projects from pharmaceutical customers in early 2018 that were fulfilled beginning around the second quarter of 2018 through the second quarter of 2019, and did not recur due to transitioning customers from our ACE platform to the ImmunoID NeXT platform. Decreases in revenue recognized from large pharmaceutical companies partnering with us on retrospective clinical trials accounted for most of the decrease in the half, partially offset by revenue recognized from a new biobank customer.

Costs and Expenses

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Costs of revenues	$14,823	$9,923	49%	$29,945	$20,014	50%
Research and development	6,465	4,497	44%	12,855	9,742	32%
Selling, general and administrative	7,705	5,466	41%	14,979	9,636	55%
Total costs and expenses	$28,993	$19,886	46%	$57,779	$39,392	47%

Costs of Revenues

The increase in the second quarter of 2020 was primarily due to the increase in revenues discussed above. The cost components related to the increase in costs of revenues were a $3.8 million increase in production materials due primarily to higher VA MVP volumes; a $0.8 million increase related to personnel-related costs including salaries, bonuses, benefits, and stock-based compensation expense in connection with raising our testing capacity (including approximately $0.2 million related to temporary increased pay to certain laboratory personnel in the second quarter for their work during the COVID-19 pandemic); a $0.2 million increase in depreciation and maintenance due to our additions of laboratory equipment; and a $0.1 million increase in IT and facility costs.

The increase in the first half of 2020 was primarily due to the increase in revenues discussed above. The cost components related to the increase in costs of revenues were a $7.4 million increase in production materials due primarily to higher VA MVP volumes; a $1.1 million increase related to personnel-related costs including salaries, bonuses, benefits, and stock-based compensation expense in connection with raising our testing capacity (including approximately $0.2 million related to temporary increased pay to certain laboratory personnel in the second quarter for their work during the COVID-19 pandemic); a $0.5 million increase in depreciation and maintenance costs due to our additions of laboratory equipment; a $0.5 million increase in the cost of consumables and laboratory supplies; a $0.3 million increase in IT and facility costs; and a $0.1 million increase in other costs.

Research and Development

The increase in the second quarter of 2020 was primarily due to investments in new product offerings and lab automation efforts, and consisted of an increase of $1.4 million in personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation expense; a $0.3 million increase in laboratory supplies costs; and a $0.3 million increase in IT and facilities costs.

The increase in the first half of 2020 was primarily due to investments in new product offerings and lab automation efforts, and consisted of an increase of $2.5 million in personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation expense; a $0.3 million increase in laboratory supplies costs; and a $0.3 million increase in IT and facilities costs.

Selling, General and Administrative

The increase in the second quarter of 2020 was due to a $1.3 million increase in personnel-related costs including salaries, bonuses, benefits, and stock-based compensation expense primarily related to increased headcount to support expansion of our commercial team; and a $0.9 million increase in professional services primarily related to public company-related costs (including corporate insurance, audit fees, and legal expenses).

The increase in the first half of 2020 was due to a $3.3 million increase in personnel-related costs including salaries, bonuses, benefits, and stock-based compensation expense primarily related to increased headcount to support expansion of our commercial team; a $1.9 million increase in professional services primarily related to public company-related costs (including corporate insurance, audit fees, and legal expenses); and a $0.1 million increase in other costs.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Interest income	$246	$200	23%	$756	$284	166%
Interest expense	—	(745)	(100)%	(2)	(929)	(100)%
Other income (expense), net	1	(1,261)	100%	9	(1,413)	101%
Total	$247	$(1,806)	114%	$763	$(2,058)	137%

Interest Income

The increases in the second quarter and first half of 2020 were driven by higher average cash and investment balances subsequent to our IPO in June 2019, partially offset by lower yields on our available-for-sale debt securities beginning around the second quarter of 2020.

Interest Expense

The second quarter of 2019 included cash and non-cash interest expense related primarily to the Growth Capital Loan, while the six-month period ended June 30, 2019 also included cash and non-cash interest expense related to the Revolving Loan, which was paid off in late March 2019 with proceeds from the Growth Capital Loan. Since the repayment of the Growth Capital Loan in August 2019, we have had no outstanding debt and therefore did not incur significant interest expense in the first and second quarters of 2020.

Other Income (Expense), Net

Other expense in the first and second quarters of 2019 was primarily composed of increases in the fair values of warrants for Series B and Series C redeemable convertible preferred stock as a result of increases to the estimated fair value of our equity during the same periods. Other income in the first and second quarters of 2020 was primarily comprised of foreign currency gains.

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of and for the six months ended June 30, 2020 and 2019 (in thousands):

	As of June 30,
	2020	2019
Cash and cash equivalents, and short-term investments	$105,233	$163,269
Property and equipment, net	12,650	13,409
Contract liabilities	28,952	41,866
Working capital	77,084	119,826

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(23,997)	$(10,836)
Net cash used in investing activities	(7,650)	(2,801)
Net cash provided by financing activities	1,644	157,163

From our inception through June 30, 2020, we have funded our operations primarily from $144.0 million in net proceeds from our IPO in June 2019 and $89.6 million from issuance of redeemable convertible preferred stock, as well as cash from operations and debt financing. On March 22, 2019, we received $20.0 million in gross cash proceeds from the Growth Capital Loan. As of June 30, 2020, we had cash and cash equivalents in the amount of $25.0 million and short-term investments in the amount of $80.2 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments, together with cash provided by operating activities, are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

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

On March 22, 2019, we entered into the Growth Capital Loan with TriplePoint to provide for a $20.0 million growth capital loan facility and drew down the full $20.0 million available under the facility. We used $5.1 million of the Growth Capital Loan to repay, in its entirety, all amounts outstanding under our $10.0 million Revolving Loan with TriplePoint, under which we borrowed $5.0 million in June 2017. Borrowings under the Growth Capital Loan bore interest at a floating rate of prime, plus 5.00%, for borrowings up to $15.0 million and the prime rate plus 6.50% for borrowings greater than $15.0 million. Under the Growth Capital Loan, we were required to make monthly interest-only payments through April 1, 2020 and 36 equal monthly payments of principal, plus accrued interest, from April 1, 2020 through March 1, 2023, when all unpaid principal and interest was to become due and payable. The Growth Capital Loan allowed voluntary prepayment of all, but not part, of the outstanding principal at any time prior to the maturity date, subject to a prepayment fee of 1.00% of the outstanding balance if prepaid in months one through 12 of the loan term. In addition to the final payment, we paid an amount equal to 2.75% of each principal amount drawn under the Growth Capital Loan.

In connection with the Growth Capital Loan, we issued a warrant to purchase 65,502 shares of common stock to TriplePoint at an exercise price of $9.16 per share. The warrant is exercisable for seven years from March 22, 2019. We recorded the issuance-date fair value of the warrant of $0.6 million and fees paid to TriplePoint of $0.3 million as a debt discount, which was amortized over the term of the Growth Capital Loan using the effective interest method. Upon issuance, the Growth Capital Loan had an effective interest rate of 15.23% per year. On August 14, 2019, we paid off the Growth Capital Loan in its entirety. Interest expense for the three and six months ended June 30, 2019 was $0.7 million.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

During the six months ended June 30, 2020, cash used in operating activities of $24.0 million was a result of $18.4 million of net loss and the net negative change in operating assets and liabilities of $12.1 million, partially offset by non-cash adjustments to net income of $6.5 million.

During the six months ended June 30, 2019, cash used in operating activities of $10.8 million was a result of $11.6 million of net loss and the net negative change in operating assets and liabilities of $5.6 million, partially offset by non-cash adjustments to net income of $6.4 million.

During the six months ended June 30, 2020, cash used in investing activities was $7.7 million as a result of $6.8 million purchases of available-for-sale debt securities, net of maturities, and $0.9 million acquisitions of property and equipment. Cash provided by financing activities of $1.6 million during the same period consisted of $1.0 million proceeds from stock option exercises and $0.6 million proceeds from ESPP purchases.

During the six months ended June 30, 2019, cash used in investing activities consisted entirely of $2.8 million acquisitions of property and equipment used for our sequencing and data analysis services. Cash provided by financing activities of $157.2 million during the same period consisted primarily of $144.0 million of net proceeds from our IPO, $20.0 million proceeds from the issuance of the Growth Capital Loan, and $0.6 million proceeds from stock option exercises, partially offset by $5.0 million cash used to repay a revolving loan, $1.9 million costs related to our IPO, and $0.5 million payments of borrowing costs.

Investments in Property and Equipment

Our capital expenditures were $0.9 million during the six months ended June 30, 2020, which was primarily related to the acquisition of property and equipment used for our sequencing and data analysis services. The decrease from the same period in the prior year was due to timing of new purchases of property and equipment. We expect to increase spending later in 2020 such that cumulative purchases of property and equipment during 2020 approximate total purchases in 2019.

Debt

We previously entered into various forms of convertible debt and revolving loans to finance our operations prior to our IPO.  After our IPO, we paid off all remaining debt and now have zero outstanding debt balances.

Further information regarding our debt issuances can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 6–Borrowings.

Contractual Obligations

As a smaller reporting company, we are not required to provide this disclosure.

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, except for a new estimate in connection with a performance-based stock option granted to our Chief Executive Officer in the first quarter of 2020 as described below.

Stock-Based Compensation

Pursuant to our 2019 Equity Incentive Plan (the “2019 Plan”), in March 2020, our board of directors granted our Chief Executive Officer a performance-based stock option (“PSO”) to purchase 421,000 shares of our common stock. The PSO is subject to the Chief Executive Officer’s continued service to us through the date of vesting and if the performance condition is not met within 10 years from the date of grant, the PSO will be canceled. The shares subject to the PSO will vest in full if our average market capitalization is equal to or greater than $1 billion over a 30 calendar day period. Upon a change in control, the vesting of the shares subject to the PSO will accelerate on a pro rata basis based on the price per share in such change in control transaction multiplied by the price per share at such time divided by $1 billion, with up to 100% of the shares eligible for such accelerated vesting.

We used a Monte Carlo Model to estimate fair value of the award. The assumptions used in calculating the estimated values of the PSO were as follows:

2020
Performance period (in years)	10.00
Derived service period (in years)	4.55
Volatility	63.60%
Risk-free interest rate	1.02%
Dividend yield	–%
Estimated fair value (per share)	$3.31

See Note 2–Summary of Significant Accounting Policies and Note 9–Stock-Based Compensation in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.

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

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our unaudited condensed consolidated financial statements for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this disclosure.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims thatssssss arise in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined unfavorably to us, would have a material adverse effect on our business, financial condition, operating results or cash flows. Regardless of the outcome, litigation can, among other things, have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We have incurred net losses since our inception. For the six months ended June 30, 2020 we had a net loss of $18.4 million, and for the years ended December 31, 2019, 2018, and 2017 we had net losses of $25.1 million, $19.9 million, and $23.6 million, respectively. As of June 30, 2020, we had an accumulated deficit of $159.0 million. To date, we have not generated sufficient revenues to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenues sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Our ability to successfully market our services that we have developed, and may develop in the future, will depend on numerous factors, including:

•	our ability to demonstrate the utility and value of our services to our customers;
•	the success of our commercial team, including sales and business development personnel;
•	the recruitment, hiring, and retention of our commercial team personnel;
•	whether biopharmaceutical companies accept that our services are sufficiently sensitive and specific;
•	our ability to convince biopharmaceutical companies of the utility of the comprehensiveness of our services and of testing patients at multiple time points;
•	our ability to continue to fund sales and marketing activities;
•	whether our services are considered superior to those of our competitors;
•	any negative publicity regarding our or our competitors’ services resulting from defects or errors;
•	our success obtaining and maintaining patent and trade secret protection for our services and technologies; and
•	our success enforcing and defending intellectual property rights and claims.

Failure to achieve broad market acceptance of our services would materially harm our business, financial condition, and results of operations.

Our operations and employees face risks related to health crises, such as the ongoing COVID-19 pandemic, that could adversely affect our financial condition and operating results. The COVID-19 pandemic could materially affect our operations, including at our headquarters in the San Francisco Bay Area, which is currently subject to shelter-in-place orders, and the business or operations of our customers or other third parties with whom we conduct business.

Our business could be adversely impacted by the effects of a health crisis, such as the ongoing COVID-19 pandemic, that could cause significant disruption in the operations of our customers and third-party suppliers upon whom we rely. Our laboratory facilities, executive team, and most of our employees are located in the San Francisco Bay Area. In the event of a health crisis that becomes widespread in or around the San Francisco Bay Area, we may proactively, or be ordered by government officials to, take precautionary measures such as suspending our lab operations, implementing alternative work arrangements for our employees, and limiting our employees’ travel activities.

For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to over 200 countries and territories, including the United States. On March 4, 2020, the State of California declared a state of emergency related to the spread of COVID-19, and the San Francisco Department of Public Health announced aggressive recommendations to reduce the spread of the disease, including recommendations to suspend nonessential travel, encourage telecommuting, and cancel or postpone large gatherings. On March 10, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, on March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. On March 16, 2020, the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters and laboratory facilities are located, issued shelter-in-place orders that took effect at 12:01 a.m., Pacific Time, on March 17, 2020 (i) directing all individuals living in those counties to shelter at their places of residence (subject to limited exceptions), (ii) directing all businesses and governmental agencies to cease non-essential operations at physical locations in those counties, (iii) prohibiting all non-essential gatherings of any number of individuals, and (iv) ordering cessation of all non-essential travel. In addition, on March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Authorities in other states, where our customers, suppliers and partners may be located, have followed suit and issued orders with similar goals and restrictions.

While the orders applicable to us allow for continued operation of so-called Essential Businesses, which includes certain critical healthcare operations and services, we have substantially closed our office facilities and limited access to our laboratory facilities, to protect our employees and to comply with the provisions described within the order. The shelter-in-place order has negatively impacted productivity, disrupted our business, and slowed research and development activities due to us limiting access to our laboratory facilities that would otherwise be used by our research and development group, and, to the extent such order remains in place, it may continue to cause such effects on our operations. In addition, the shelter-in-place order may disrupt the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Several of our customers were delayed in sending us samples in the second quarter due to the inability to collect or ship samples during the COVID-19 pandemic, and additional customers may be disrupted from sending purchase orders and samples to us in the future. Many of our customers, potential customers and potential partners have also put in place policies restricting visitors from other companies, and therefore our sales team and members of management have been unable to meet such parties in person, which may result in reduced acquisition of new customers, fewer orders from existing customers, and fewer potential partnering opportunities. If our laboratory employees were to contract COVID-19, we may significantly curtail our laboratory operations or pause operations altogether until the imminent health risk to our employees subsided. Such disruptions in our operations, and our customers’ and suppliers’ operations, may adversely affect our financial condition and operating results.

The global COVID-19 pandemic continues to rapidly evolve and to present serious health risks. While authorities in some areas have lifted or relaxed certain of the restrictions described above, in some cases they have subsequently re-imposed various restrictions after observing an increased rate of COVID-19 cases; furthermore, there is no guarantee when or if all such restrictions will be eliminated, such that we and our customers, manufacturers and suppliers will be able to safely resume operations consistent with our pre-COVID-19 operations.

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

Some of our present and potential competitors, including Guardant Health, Inc., Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in July 2018, Roche Molecular Systems, Inc., NanoString Technologies, Inc., Personal Genome Diagnostics, Inc., Adaptive Biotechnologies Corporation, NeoGenomics, Inc., Tempus, Inc., and Caris Life Sciences, Inc. may have widespread brand recognition and substantially greater financial and technical resources and development, production capacities, and marketing capabilities than we do. They may be able to devote greater resources to the development, promotion, and sale of their products and services than we do or sell their products and services at prices designed to win significant levels of market share. In addition, competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established, and well-financed companies. Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services, which could force us to lower the price of our services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized products or services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.

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

Like other genomics profiling companies that sell to the pharmaceutical industry, we have customer concentration. We currently derive a significant portion of our revenues from the U.S. Department of Veterans Affairs (the “VA”) Million Veteran Program (the “VA MVP”), which accounted for 76% of our revenues for the three and six months ended June 30, 2020. Our top five customers, including the VA MVP, accounted for 94% and 91% of our revenues for the three and six months ended June 30, 2020, respectively. There are inherent risks whenever a large percentage of revenues are concentrated with a limited number of customers. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenues from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. Further, while we have long-term contractual arrangements with certain of our customers, these customers are not required to purchase a minimum number of analyses. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenues and results of operations. In particular, if the VA MVP terminates our services for convenience, which it is permitted to do, such termination would have a material adverse effect on our revenues, cash position, and results of operations. Further, if our largest customers were to cease using or stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

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

Our customers other than the VA MVP are primarily biopharmaceutical companies that use our services to support clinical trials. Our future success is substantially dependent on our ability to maintain our customer relationships and to establish new ones. Many factors have the potential to impact our customer relations, including the type of support our customers and potential customers require and our ability to deliver it, our customers’ satisfaction with our services, and other factors that may be beyond our control. Furthermore, our customers may decide to decrease or discontinue their use of our services due to changes in research and product development plans (including as a result of the COVID-19 pandemic), failures in their clinical trials, financial constraints, or utilization of internal testing resources or tests performed by other parties, or other circumstances outside of our control.

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

Certain of our customers prepay us for a portion of the services that they expect to order from us before they place purchase orders and we deliver those services. In some cases, this prepayment can be substantial and may be paid months or a year or more in advance of these customers providing samples to us and before our delivery of the services to which some or all of the deposit relates. As of June 30, 2020, we had approximately $29.0 million in customer deposits, including $25.2 million from one customer. However, as of that date, we had $105.2 million of cash and cash equivalents, and short-term investments. We are generally not required by our contracts to retain these deposits in cash or otherwise and we have generally used these deposits to make capital expenditures and fund our operations. When a customer that has prepaid us for future services cancels its contract with us or reduces the level of services that it expects to receive, we are required to repay that customer’s deposit with little or no notice. We may not have the cash or other available resources to satisfy that repayment obligation. Even if we are able to satisfy the repayment obligation from available resources, we may need to seek additional sources of capital to fund our operations, which funding may not be available when needed or on acceptable terms. In either of those circumstances, our business, financial condition, results of operations, and reputation would be materially and adversely affected. Furthermore, in the future, customers may elect not to prepay us for our services in which case we would have to find other sources of funding for our capital expenditures and operations, which would be costly relative to the aforementioned cost-free customer deposit funding and which may not be available when needed or on acceptable terms.

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

If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or sales and marketing initiatives. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruption to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to us. While we believe our existing cash and cash equivalents, and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months, we cannot assure you that we will generate sufficient revenues from commercial sales to adequately fund our operating needs or achieve or sustain profitability.

We will need to invest in our infrastructure in advance of increased demand for our services, and our failure to accurately forecast demand would have a negative impact on our business and our ability to achieve and sustain profitability.

In order to execute our business model, we need to invest in scaling our infrastructure, including hiring additional personnel and expanding laboratory capacity. We will also need to purchase additional equipment, some of which can take several months or more to procure, setup, and validate, and increase our software and computing capacity to meet increased demand. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software, and computing capacities, or process enhancements will be successfully implemented, or that we will have adequate space in our laboratory facilities to accommodate such required expansion. We expect that much of this growth will be in advance of increased demand for our services. Our current and projected future expense levels are to a large extent fixed and are largely based on our current investment plans and our estimates of future test volume. As a result, if revenues do not meet our expectations we may not be able to promptly adjust or reduce our spending to levels commensurate with our revenues. If we fail to generate demand commensurate with our infrastructure growth or if we fail to scale our infrastructure sufficiently in advance of demand to successfully meet such demand, our business, prospects, financial condition, and results of operations could be adversely affected.

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

If our facilities become damaged or inoperable, or we are required to vacate the facilities, our ability to sell and provide our services and pursue our research and development efforts may be jeopardized.

We currently derive our revenues from our genomic analysis conducted in our laboratories. We do not have any clinical reference or research and development laboratory facilities other than our facilities in Menlo Park, California. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fires, earthquakes, flooding, and power outages, which may render it difficult or impossible for us to sell or perform our services for some period of time. Additionally, as a result of the ongoing COVID-19 pandemic, we have limited access to our office and laboratory facilities in Menlo Park to protect the health and safety of our employees and to comply with applicable state and local orders. Northern California has recently experienced serious fires and the San Francisco Bay Area is considered to lie in an area with earthquake risk. The inability to sell or to perform our sequencing and analysis services, disruptions in our operations, or the backlog of samples that could develop if our facilities are inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation or such relationships in the future. The limited access to our laboratory facilities as a result of the COVID-19 pandemic resulted in a loss in productivity, including delays to research and development programs. Furthermore, our facilities and the equipment we use to perform our services and our research and development work could be costly and time-consuming to repair or replace.

Additionally, a key component of our research and development process involves using biological samples as the basis for the development of our services. In some cases, these samples are difficult to obtain. If the parts of our laboratory facilities where we store these biological samples were damaged or compromised, our ability to pursue our research and development projects, as well as our reputation, could be jeopardized. We carry insurance for damage to our property and the disruption of our business, but this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

Further, if our laboratory facilities became inoperable, we would likely not be able to license or transfer our technology to other facilities with the qualifications, including state licensure and CLIA certification, that would be necessary to cover the scope of our current and our planned future services. Even if we were to find facilities with such qualifications to perform our services, they may not be available to us on commercially reasonable terms.

Our planned expansion into China entails substantial risks.

In June 2020, we announced a partnership with a clinical genomics and life sciences company headquartered in China as a means to expand business operations into China in the near term. We also plan to form a wholly owned subsidiary (the “WFOE”) in Shanghai. In addition, the WFOE is expected to have variable interests in an affiliated entity (the “VIE”) to be formed in China in order to hold required licenses to carry out our business in China. However, we would be the exclusive provider of technical and consulting services to the VIE and own all copyrights, patents, technical secrets, trade secrets, and other intellectual property related to and arising from the operations of the VIE in China. We expect that, after the VIE is formed, any creditors of the VIE will not have recourse to our general credit. We additionally expect to have de facto control over the VIE through a series of contractual arrangements, including exercising unilateral power to vote all the shares of the VIE, setting its corporate policies and guidance, and designating the members of its board of directors and management team. We also expect to be entitled to receive all substantial benefits of the VIE.  We further expect to be the primary beneficiary of the VIE and to have a controlling financial interest in the VIE.

Our expansion and investment plans are subject to substantial risks which may include, but are not limited to: the inability to protect our intellectual property rights under Chinese law, which may not offer as high a level of protection as U.S. law; unexpectedly long negotiation periods with Chinese suppliers and customers; quality issues related to supplies sourced from local vendors; unexpectedly high labor costs due to a tight labor supply; foreign investment restrictions; and difficulty in repatriating funds and selling or transferring assets. Our investments in China also expose us to additional foreign currency exchange risk. In addition, as tensions have escalated between the U.S. and China, we believe there is an enhanced risk that our planned investments in China may be subject to unforeseen risks or restrictions, which may include expropriation of the investments by the Chinese government. These and other risks may result in our not realizing a return on, or losing some, or all, of our planned investments in China, which could have a material adverse effect on our financial condition and financial performance.

Personal privacy, cyber security, and data protection are becoming increasingly significant issues in China. For example, the State Council of the People’s Republic of China adopted the Regulations of the People’s Republic of China on Administration of Human Genetic Resources, which went into effect on July 1, 2019. The regulations establish a framework for the collection, preservation, utilization, and supply abroad of human genetic resources of China. The regulations also establish a framework for the use of data and other information generated from use of human genetic resources of China. The regulations also provide that foreign organizations, individuals and entities established or controlled by them (“Regulated Person”) are prohibited to collect or preserve China’s human genetic resources or transport them abroad. Due to the lack of detailed interpretations and implementations, it is not clear whether our VIE that is controlled by the WFOE through contractual agreements will be deemed as a Regulated Person. The Chinese government separately has various regulations relating to the collection, use, storage, disclosure, and security of data, among other things. We cannot assure you that we will be able to comply with all of these regulatory requirements. Any failure to comply with relevant regulations and policies could result in significant cost and liability to us and could adversely affect our business and results of operations. Any additional new regulations or the amendment or modification of previously implemented regulations could require us and our partners to change our business plans and incur additional costs, and could limit our ability to generate revenues in China.

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit confidential information (including but not limited to intellectual property, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors and other contractors and consultants who have access to our confidential information.

Despite the implementation of security measures, given the size and complexity of our internal information technology systems and those of our third-party vendors and other contractors and consultants, and the increasing amounts of confidential information that they maintain, such information technology systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, third-party vendors, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information), which may compromise our system infrastructure, or that of our third-party vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through accidental actions or omissions by trusted insiders, cyber-attacks or cyber intrusions, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, hostile foreign governments or agencies, or cybersecurity researchers. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our services could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

In addition, the interpretation and application of consumer, health-related and data protection laws, especially with respect to genetic samples and data, in the United States, the European Union (the “EU”), and elsewhere are often uncertain, contradictory and in flux. For example, the EU-wide General Data Protection Regulation (EU) 2016/679 (“GDPR”) imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. It also requires data controllers to implement more stringent operational requirements for processors and controllers of personal data, including, for example, transparent and expanded disclosure to data subjects (in a concise, intelligible and easily accessible form) about how their personal information is to be used, imposes limitations on retention of information, increases requirements pertaining to health data and pseudonymized (i.e., key-coded) data, introduces mandatory data breach notification requirements, and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Fines for non-compliance with the GDPR can be significant—the greater of €20 million or 4% of global turnover. The GDPR provides that EU member states may introduce further conditions, including limitations, to make their own further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share European data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business, and harm our business and financial condition. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business.

Although there are legal mechanisms to allow for the transfer of personal data from the UK, EEA and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products and services. For example, legal challenges in the EU to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. Specifically, on July 16, 2020, the Court of Justice of the European Union invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield Framework. To the extent that we or any of our vendors, contractors, or consultants relied on the EU-U.S. Privacy Shield Framework, we will not be able to do so in the future, which could increase our costs and limit our ability to process personal data from the EU in the United States. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from EU to the United States and most other countries. At present, there are few, if any, viable alternatives to the Privacy Shield and the Standard Contractual Clauses.

Further, Brexit has created uncertainty with regard to data protection regulation in the UK. In particular, while the Data Protection Act of 2018 that implements and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. During the period of “transition” (i.e., until December 31, 2020), EU law will continue to apply in the UK, including the GDPR, after which the GDPR will be converted into UK law. Beginning in 2021, the UK will be a “third country” under the GDPR. We may, however, incur liabilities, expenses, costs, and other operational losses under the GDPR and other privacy laws implemented by EU Member States and the UK in connection with any measures we take to comply with such laws.

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

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. Several new cancer drugs have been approved, and a number of new drugs are in pre-clinical and clinical development. There have also been advances in methods used to identify patients likely to benefit from these drugs based on analysis of biomarkers. We must continuously develop new services and products, enhance any existing services, and avoid delays in such developments and enhancements to keep pace with evolving technologies on a timely and cost-effective basis. Our current services and our planned future services and products could become obsolete unless we continually innovate and expand them to demonstrate benefit in the diagnosis, monitoring, or prognosis of patients with cancer. New cancer therapies typically have only a few years of clinical data associated with them, and much of that data may not be disclosed by the pharmaceutical company that conducted the clinical trials. This could limit our ability to develop services and products based on, for example, biomarker analysis related to the appearance or development of resistance to those therapies. If we cannot adequately demonstrate the clinical utility of our services and our planned future services and products to new treatments, sales of our services could decline, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Our success in implementing our business strategy depends largely on the skills, experience, and performance of key members of our executive management team and others in key management positions, including John West, our Chief Executive Officer, Richard Chen, our Chief Scientific Officer, and Aaron Tachibana, our Chief Financial Officer. The collective efforts of each of these persons and others working with them as a team are critical to us as we continue to develop our technologies, services, products, and research and development programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, or if one or more of these key employees were to become unable to perform his or her duties due to contracting COVID-19, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies, and implementing our business strategy. Each member of our executive management team has an employment agreement; however, the existence of an employment agreement does not guarantee retention of members of our executive management team, and we may not be able to retain those individuals. We do not maintain “key person” life insurance on any of our employees.

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

We rely on commercial courier delivery services to transport specimens to our laboratory facilities in a timely and cost-efficient manner, and if these delivery services are disrupted, our business would be harmed.

Our business depends on our ability to quickly and reliably provide test results to our customers, which in turn, requires that specimens are transported and delivered to us in a timely manner. Disruptions in delivery service, whether due to labor disruptions, bad weather, natural disaster, global pandemics, such as the COVID-19 pandemic, terrorist acts, or threats or for other reasons could adversely affect specimen integrity and our ability to process specimens in a timely manner and service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.

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

On December 22, 2017, President Trump signed into law comprehensive tax legislation (the “Tax Cuts and Jobs Act”) that significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted, which includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the Tax Cuts and Jobs Act. On June 29, 2020, California Assembly Bill 85 (AB 85) was signed into law, which suspends the use of California net operating losses and limits the use of California research tax credits for tax years beginning in 2020 and before 2023. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or any newly enacted federal tax legislation.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the Tax Cuts and Jobs Act and the CARES Act, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

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

We may in the future expand our business and operations into international jurisdictions in which we have limited operating experience, including with respect to seeking regulatory approvals and marketing and selling products and services. For example, in June 2020, we announced our intention to expand into China. If we expand internationally, our operations in these jurisdictions may be adversely affected by general economic conditions and economic and fiscal policy, including changes in exchange rates and controls, interest rates and taxation policies, increased government regulation, social instability, local or regional health crises, and political, economic or diplomatic developments in the future. Certain jurisdictions have, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries. Rioting, military activity, terrorist attacks, or armed hostilities could cause our operations in such jurisdictions to be adversely affected or suspended. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. In addition, anti-bribery and anti-corruption laws may conflict with some local customs and practices in foreign jurisdictions. Our international operations may subject us to heightened scrutiny under the FCPA, the UK Bribery Act and similar anti-bribery laws, and could subject us to liability under such laws despite our best efforts to comply with such laws. As a result of our policy to comply with the FCPA, the UK Bribery Act and similar anti-bribery laws, we may be at a competitive disadvantage to competitors that are not subject to, or do not comply with, such laws. Further, notwithstanding our compliance programs, there can be no assurances that our policies will prevent our employees or agents from violating these laws or protect us from any such violations. Additionally, we cannot predict the nature, scope or impact of any future regulatory requirements that may apply to our international operations or how foreign governments will interpret existing or new laws. Alleged, perceived, or actual violations of any such existing or future laws by us or due to the acts of others, may result in criminal or civil sanctions, including contract cancellations or debarment, and damage to our reputation, any of which could have a material adverse effect on our business.

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

The coverage and reimbursement status of newly approved or cleared laboratory tests, including our Next Dx test, is uncertain. If we decide to seek reimbursement for our Next Dx test or other in vitro diagnostic tests we may develop, and if such tests are inadequately covered by insurance and ineligible for such reimbursement, this could limit our ability to market any such future tests. The commercial success of future products in both domestic and international markets may depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, managed care organizations, and other third-party payors. The government and other third-party payors are increasingly attempting to contain health care costs by limiting both insurance coverage and the level of reimbursement for new diagnostic tests. As a result, they may not cover or provide adequate payment for any future in vitro diagnostic tests that we develop. These payors may conclude that our products are less safe, less effective, or less cost-effective than existing or later-introduced products. These payors may also conclude that the overall cost of using one of our tests exceeds the overall cost of using a competing test, and third-party payors may not approve any future in vitro diagnostic tests we develop for insurance coverage and adequate reimbursement.

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

•	established a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical efficacy research in an effort to coordinate and develop such research; and
•	established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed several Executive Orders and other directives to delay the implementation of certain requirements of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. Additional legislation may be enacted that further amends, or repeals, the ACA, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our and our customers’ business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. The CARES Act, which was signed into law in March 2020, is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates, and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

•	the timing and amount of our investments in the growth of our business;
•	actual or anticipated changes in regulatory oversight of our business or issues we may face with regulators;
•	additions or departures of key management or other personnel;

•	inability to obtain additional funding;
•	sales of our common stock by us or our stockholders in the future;
•	disputes or other developments related to our intellectual property or other matters, including litigation;
•	the long-term macroeconomic effects of the COVID-19 pandemic, including potential global, regional or national economic slowdowns, recessions, depressions or other economic downturns; and
•	general economic, industry, and market conditions, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of June 30, 2020, we had 31,872,122 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of June 30, 2020 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, holders of up to an aggregate of 18,790,983 shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards of approximately $114.9 million and approximately $72.2 million, respectively. Certain of our federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2031. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, federal net operating losses incurred in tax years beginning in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses for tax years beginning after 2020 is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, as modified by the CARES Act. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (including certain tax credits) to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, for California income tax purposes, California net operating losses and California research tax credits will be suspended and limited, respectively, for tax years beginning after 2019 but before 2023.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a breach of fiduciary duty;
•	any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and
•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nonetheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	June 24, 2019

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38943	3.2	June 24, 2019

10.1	First Amendment to Lease, by and between MENLO PREPI I, LLC and TPI INVESTORS 9, LLC and the Registrant, dated April 8, 2020.

10.2#	Amendment to Employment Terms Letter, by and between John West and the Registrant, dated May 6, 2020.	10-Q	001-38943	10.1	May 7, 2020

10.3#	Personalis, Inc. 2020 Inducement Plan and forms of agreements thereunder.	S-8	333-238080	99.1	May 7, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
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

Date: August 6, 2020	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer (Duly Authorized Officer)