Form 10-Q
period 2020-09-30
Personalis, Inc.
filed 2020-11-05
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 38,932,805 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$133,245	$55,046
Short-term investments	72,818	73,243
Accounts receivable, net	5,903	3,300
Inventory and other deferred costs	6,268	4,606
Prepaid expenses and other current assets	5,359	3,383
Total current assets	223,593	139,578
Property and equipment, net	12,735	14,106
Operating lease right-of-use assets	10,632	1,845
Other long-term assets	1,852	1,762
Total assets	$248,812	$157,291
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,514	$7,337
Accrued and other current liabilities	8,797	6,648
Contract liabilities	20,593	35,977
Total current liabilities	35,904	49,962
Long-term operating lease liabilities	8,897	639
Other long-term liabilities	471	—
Total liabilities	45,272	50,601
Commitments and Contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 38,790,189 and 31,243,029 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	4	3
Additional paid-in capital	372,027	247,282
Accumulated other comprehensive income (loss)	37	(6)
Accumulated deficit	(168,528)	(140,589)
Total stockholders’ equity	203,540	106,690
Total liabilities and stockholders’ equity	$248,812	$157,291

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$19,816	$17,153	$58,472	$47,053
Costs and expenses
Costs of revenues	14,483	11,524	44,428	31,538
Research and development	7,193	5,303	20,048	15,045
Selling, general and administrative	7,793	6,056	22,772	15,692
Total costs and expenses	29,469	22,883	87,248	62,275
Loss from operations	(9,653)	(5,730)	(28,776)	(15,222)
Interest income	117	756	873	1,040
Interest expense	—	(204)	(2)	(1,133)
Loss on debt extinguishment	—	(1,704)	—	(1,704)
Other income (expense), net	(4)	(2)	5	(1,415)
Loss before income taxes	(9,540)	(6,884)	(27,900)	(18,434)
Provision for income taxes	(5)	(1)	(39)	(5)
Net loss	$(9,545)	$(6,885)	$(27,939)	$(18,439)
Net loss per share, basic and diluted	$(0.27)	$(0.22)	$(0.85)	$(1.35)
Weighted-average shares outstanding, basic and diluted	35,460,092	31,133,683	32,845,583	13,613,444

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(9,545)	$(6,885)	$(27,939)	$(18,439)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	6	(2)	(2)	(2)
Change in unrealized (loss) gain on available-for-sale debt securities	(75)	(12)	45	(12)
Comprehensive loss	$(9,614)	$(6,899)	$(27,896)	$(18,453)

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—June 30, 2019	31,121,605	$3	$244,089	$(15)	$(127,059)	$117,018
Costs related to initial public offering	—	—	(197)	—	—	(197)
Proceeds from exercise of stock options	21,038	—	68	—	—	68
Stock-based compensation	—	—	1,402	—	—	1,402
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Unrealized loss on available-for-sale debt securities	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(6,885)	(6,885)
Balance—September 30, 2019	31,142,643	$3	$245,362	$(29)	$(133,944)	$111,392

Balance—June 30, 2020	31,872,122	$3	$251,997	$106	$(158,983)	$93,123
Proceeds from follow-on offering, net of expenses	6,578,947	1	117,064	—	—	117,065
Exercise of common stock warrants	79,772	—	—	—	—	—
Proceeds from exercise of stock options	226,637	—	1,276	—	—	1,276
Restricted stock units released	32,711	—	—	—	—	—
Stock-based compensation	—	—	1,690	—	—	1,690
Foreign currency translation adjustment	—	—	—	6	—	6
Unrealized loss on available-for-sale debt securities	—	—	—	(75)	—	(75)
Net loss	—	—	—	—	(9,545)	(9,545)
Balance—September 30, 2020	38,790,189	$4	$372,027	$37	$(168,528)	$203,540

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

(in thousands, except share data)

	Redeemable					Accumulated		Total
	Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance—December 31, 2018	18,474,742	$89,404	3,085,307	$1	$9,131	$(15)	$(115,505)	$(106,388)
Issuance of common stock warrants	—	—	—	—	572	—	—	572
Elimination of fractional shares upon reverse stock split (see Note 8)	(39)	—	(34)	(1)	1	—	—	—
Exercise of common stock warrants	—	—	207,712	—	8	—	—	8
Conversion of Series A, B and C redeemable convertible preferred stock to common stock	(18,474,703)	(89,404)	18,474,703	2	89,402	—	—	89,404
Conversion of redeemable convertible preferred stock warrants to common stock warrants	—	—	—	—	2,086	—	—	2,086
Proceeds from initial public offering, net of expenses	—	—	9,109,725	1	139,827	—	—	139,828
Proceeds from exercise of stock options	—	—	265,230	—	678	—	—	678
Stock-based compensation	—	—	—	—	3,657	—	—	3,657
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(18,439)	(18,439)
Balance—September 30, 2019	—	$—	31,142,643	$3	$245,362	$(29)	$(133,944)	$111,392

Balance—December 31, 2019	—	$—	31,243,029	$3	$247,282	$(6)	$(140,589)	$106,690
Proceeds from follow-on offering, net of expenses	—	—	6,578,947	1	117,064	—	—	117,065
Exercise of common stock warrants	—	—	79,772	—	—	—	—	—
Proceeds from exercise of stock options	—	—	740,630	—	2,289	—	—	2,289
Proceeds from Employee Stock Purchase Plan purchases	—	—	71,480	—	631	—	—	631
Restricted stock units released	—	—	76,331	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,761	—	—	4,761
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	45	—	45
Net loss	—	—	—	—	—	—	(27,939)	(27,939)
Balance—September 30, 2020	—	$—	38,790,189	$4	$372,027	$37	$(168,528)	$203,540

See accompanying notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(27,939)	$(18,439)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,279	3,382
Noncash operating lease cost	1,048	673
Stock-based compensation expense	4,761	3,657
Loss on debt extinguishment	—	1,704
Change in fair value of convertible preferred stock warrant liability	—	1,403
Accretion of noncash interest and debt reduction	—	156
Other	63	73
Changes in operating assets and liabilities
Accounts receivable	(2,603)	(75)
Inventory and other deferred costs	(1,662)	(1,173)
Prepaid expenses and other current assets	(2,065)	(3,410)
Accounts payable	(1,628)	474
Accrued and other current liabilities	1,174	988
Contract liabilities	(15,383)	(9,170)
Operating lease liabilities	(637)	(717)
Other long-term liabilities	471	—
Net cash used in operating activities	(40,121)	(20,474)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(80,104)	(40,262)
Proceeds from maturities of available-for-sale debt securities	80,510	—
Purchases of property and equipment	(2,409)	(6,469)
Net cash used in investing activities	(2,003)	(46,731)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	117,500	144,025
Payments of costs related to public offerings	(93)	(3,950)
Proceeds from borrowings	—	20,000
Payments of borrowing costs	—	(490)
Repayments under borrowing arrangements	—	(25,000)
Debt extinguishment costs	—	(794)
Proceeds from exercise of common stock warrants	—	8
Proceeds from exercise or settlement of equity awards	2,920	678
Net cash provided by financing activities	120,327	134,477
Effect of exchange rates on cash flows and cash equivalents	(4)	(3)
Net change in cash and cash equivalents	78,199	67,269
Cash and cash equivalents, beginning of period	55,046	19,744
Cash and cash equivalents, end of period	$133,245	$87,013

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

The Company began presenting “Long-term operating lease liabilities” and “Operating lease liabilities” separately in the condensed consolidated balance sheets and condensed consolidated statements of cash flows, respectively, in its Quarterly Report on Form 10-Q for the prior interim period. Amounts reported in previous periods were reclassified to conform to the current presentation.

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

Initial Public Offering

On June 24, 2019, the Company completed an IPO in which it issued and sold 9,109,725 shares of its common stock at a public offering price of $17.00 per share. The Company received net proceeds of $139.8 million after deducting underwriting discounts, commissions, and offering expenses. Offering expenses were $4.2 million and consisted of fees and expenses incurred in connection with the sale of the Company’s common stock in the IPO, including legal, accounting, printing, and other IPO-related costs, all of which were paid by December 31, 2019.

A warrant to purchase 188,643 shares of the Company’s common stock was exercised prior to completion of the Company’s IPO. In addition, in connection with the IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock were automatically converted into 18,474,703 shares of the Company’s common stock, and all then-outstanding warrants to purchase the Company’s convertible preferred stock were automatically converted into warrants to purchase 84,585 shares of the Company’s common stock, all of which were exercised as of September 30, 2020 (see Note 10).

Follow-On Offering

On August 14, 2020, the Company completed a follow-on offering in which it issued and sold 6,578,947 shares of its common stock at a public offering price of $19.00 per share. The Company received net proceeds of $117.5 million after deducting underwriting discounts and commissions. The Company also incurred $0.4 million of offering expenses, including legal, accounting, printing and other offering-related costs, of which $0.1 million was paid by September 30, 2020.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company maintains an allowance for doubtful accounts, which was $0.1 million as of September 30, 2020 and December 31, 2019. During the three and nine months ended September 30, 2019, bad debt expense was $0.1 million. The Company had no bad debt expense in 2020.

Significant customers are those that represent more than 10% of the Company’s total revenues or accounts receivable balance at each respective balance sheet date. For each significant customer, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenues				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2020	December 31, 2019
	2020	2019	2020	2019
VA MVP	71%	75%	75%	63%	12%	19%
Pfizer Inc.	*	11%	*	17%	35%	23%
Merck & Co., Inc.	*	*	*	*	10%	*
Indivumed GmbH	*	*	*	*	*	30%
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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities at the time of purchase of three months or less. Cash equivalents include bank demand deposits and money market accounts that invest primarily in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Government, its agencies or instrumentalities, and repurchase agreements secured by such obligations or cash. Cash equivalents also include commercial paper and U.S. agency bonds, which are marketable debt securities recorded at fair value and accounted for in the same manner as other marketable debt securities described below.

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

Leases

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. As of September 30, 2020, the Company had no finance leases.

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

Note 3. Revenues

The following table presents the Company’s revenues disaggregated by customer type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
VA MVP	$14,092	$12,912	$43,598	$29,791
All other customers	5,724	4,241	14,874	17,262
Total	$19,816	$17,153	$58,472	$47,053

Revenues from countries outside of the United States, based on the billing addresses of customers, represented approximately 7% and 1% of the Company’s revenues for the three months ended September 30, 2020 and 2019, respectively, and approximately 5% and 1% for the nine months ended September 30, 2020 and 2019, respectively.

Contract Assets and Liabilities

Contract assets as of September 30, 2020 were immaterial. The Company had no contract assets as of December 31, 2019.

The Company’s contract liabilities consist of customer deposits in excess of revenues recognized and are presented as current liabilities in the condensed consolidated balance sheets.

The balance of contract liabilities was $20.6 million and $36.0 million as of September 30, 2020 and December 31, 2019, respectively. Revenues recognized for the three months ended September 30, 2020 and 2019 that were included in the contract liability balance at the beginning of each reporting period were $10.6 million and $10.7 million, respectively. Revenues recognized for the nine months ended September 30, 2020 and 2019 that were included in the contract liability balance at the beginning of each period were $31.7 million and $25.2 million, respectively.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized (“contracted not recognized revenues”), which include VA MVP contract liabilities and amounts that will be invoiced and recognized as revenues in future periods. Contracted not recognized revenues were $56.0 million as of September 30, 2020, which the Company expects to recognize as revenues within approximately four quarters. The Company has elected the optional exemption that allows for the exclusion of contracts with an original expected duration of one year or less.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$2,635	$1,424
Other deferred costs	3,633	3,182
Total inventory and other deferred costs	$6,268	$4,606

Property and equipment. Depreciation and amortization expense for the three months ended September 30, 2020 and 2019 was $1.5 million and $1.2 million, respectively, and for the nine months ended September 30, 2020 and 2019 was $4.3 million and $3.4 million, respectively. Accumulated depreciation and amortization was $13.1 million and $9.1 million as of September 30, 2020 and December 31, 2019, respectively.

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued compensation	$5,432	$4,147
Operating lease liabilities	2,302	1,361
Accrued liabilities	343	689
Accrued taxes	46	210
Other current liabilities	674	241
Total accrued and other current liabilities	$8,797	$6,648

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used in such measurements as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$2,494	$—	$—	$2,494
Money market funds	102,532	—	—	102,532	Level 1
Commercial paper	26,520	—	(1)	26,519	Level 2
U.S. agency securities	1,700	—	—	1,700	Level 2
Total cash and cash equivalents	133,246	—	(1)	133,245
Short-term investments:
Commercial paper	3,899	—	—	3,899	Level 2
Corporate debt securities	7,972	9	—	7,981	Level 2
U.S. agency securities	60,895	47	(4)	60,938	Level 2
Total short-term investments	72,766	56	(4)	72,818
Total assets measured at fair value	$206,012	$56	$(5)	$206,063

	As of December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$1,271	$—	$—	$1,271
Money market funds	12,495	—	—	12,495	Level 1
Commercial paper	41,281	—	(1)	41,280	Level 2
Total cash and cash equivalents	55,047	—	(1)	55,046
Short-term investments:
Commercial paper	17,898	—	(6)	17,892	Level 2
U.S. government securities	4,011	—	—	4,011	Level 2
Corporate debt securities	13,953	1	(6)	13,948	Level 2
U.S. agency securities	32,776	20	(2)	32,794	Level 2
Asset-backed securities	4,598	—	—	4,598	Level 2
Total short-term investments	73,236	21	(14)	73,243
Total assets measured at fair value	$128,283	$21	$(15)	$128,289

There have been no realized gains or losses on sales of marketable securities for the periods presented. No security has been in an unrealized loss position for 12 months or greater. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. As of September 30, 2020, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired.

The Company’s marketable debt securities at September 30, 2020 have maturities due in one year or less, except for debt securities with an aggregate cost basis and fair value of $12.0 million that have maturities ranging from 19 to 24 months.

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

Period Ended
June 24, 2019
Expected term (in years)	5.01 - 5.26
Volatility	57.20% - 57.24%
Risk-free interest rate	1.75%
Dividend yield	–%

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Warrant Liability
Balance — December 31, 2018	$683
Change in fair value	1,403
Reclassification of warrant liability to additional paid-in capital on conversion	(2,086)
Balance — September 30, 2019	$—

Note 6. Borrowings

There were no amounts outstanding under financing arrangements as of September 30, 2020 or December 31, 2019.

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

In connection with the Revolving Loan, the Company issued to TriplePoint a warrant to purchase up to 62,096 shares of the Company’s Series C redeemable convertible preferred stock at an exercise price of $8.052 per share, which was exercised during the Company’s third quarter ended September 30, 2020 (see Note 10).

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

The Revolving Loan had an effective interest rate of 19.22% per year. The Revolving Loan interest expense for the three and nine months ended September 30, 2019 was $0 and $0.2 million, respectively. On March 22, 2019, this Revolving Loan was repaid in full.

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

In connection with the Growth Capital Loan, the Company issued a warrant to purchase 65,502 shares of common stock to TriplePoint at an exercise price of $9.16 per share, which was exercised during the Company’s third quarter ended September 30, 2020 (see Note 11). The Company recorded the issuance-date fair value of the warrant of $0.6 million and fees paid to TriplePoint of $0.3 million as a debt discount, which was amortized over the term of the Growth Capital Loan using the effective interest rate method.

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

Operating lease cost for the three months ended September 30, 2020 and 2019 was $0.6 million and $0.3 million, respectively, and for the nine months ended September 30, 2020 and 2019 was $1.6 million and $0.8 million, respectively.

As of September 30, 2020, the Company’s operating leases had a weighted-average remaining lease term of 6.6 years and a weighted-average discount rate of 10.7%. The Company’s discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. Future lease payments under operating leases as of September 30, 2020 were as follows (in thousands):

Amount
2020 (remaining three months)	$505
2021	2,558
2022	2,194
2023	2,046
2024	2,113
2025 and thereafter	6,560
Total future minimum lease payments	15,976
Less: imputed interest	(4,777)
Present value of future minimum lease payments	11,199
Less: current portion of operating lease liability	(2,302)
Long-term operating lease liabilities	$8,897

Cash paid for operating lease liabilities, included in cash flows from operating activities in the condensed consolidated statement of cash flows, for the nine months ended September 30, 2020 and 2019, was $1.2 million and $0.8 million, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the nine months ended September 30, 2020 and 2019 were $9.8 million and $2.8 million, respectively, including the impact of adopting ASU 2016-02, Leases (Topic 842) in the first quarter of 2019.

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

For stock option grants issued prior to December 31, 2015, the Company allowed employees to exercise options granted under the 2011 Plan prior to vesting (early exercise of stock options). The unvested shares are subject to the Company’s repurchase rights at the original purchase price. Initially, the proceeds were recorded as an accrued liability from the early exercise of stock options and reclassified to common stock as the Company’s repurchase rights lapse. There were no unvested shares subject to the Company’s repurchase rights as of September 30, 2020 and December 31, 2019.

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

Shares of common stock available for issuance under the Company’s equity incentive plans at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
Reserved for issuance upon exercise of options outstanding under the 2011 Plan	3,548,764	4,474,057
Reserved for issuance upon exercise or settlement of awards outstanding under the 2019 Plan	2,239,610	377,378
Reserved and available for issuance under the 2019 Plan (1)	2,200,594	2,392,343
Reserved for issuance upon exercise or settlement of awards outstanding under the Inducement Plan	199,300	—
Reserved and available for issuance under the Inducement Plan	800,700	—
Reserved and available for issuance under the ESPP (2)	413,266	172,316
Total number of shares reserved	9,402,234	7,416,094
(1) September 30, 2020 balance includes share increase added January 1, 2020 pursuant to the “evergreen” provision in the amount of 1,562,151 shares
(2) September 30, 2020 balance includes share increase added January 1, 2020 pursuant to the “evergreen” provision in the amount of 312,430 shares

Stock Option Activity

A summary of the Company’s stock option activity (excluding performance-based stock option activity summarized further below) under the 2011 Plan, 2019 Plan, and Inducement Plan for the nine months ended September 30, 2020 is as follows:

	Outstanding Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2019	4,731,435	$4.94	6.60	$29,730
Options granted	1,157,641	9.21
Options exercised	(740,630)	3.09
Options cancelled	(228,982)	7.86
Balance—September 30, 2020	4,919,464	$6.09	6.74	$76,681
Options vested and exercisable as of September 30, 2020	2,793,499	$3.92	5.14	$49,591

Options granted to new hires generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted as merit awards generally vest monthly over a three- or four-year period.

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $21.67 on September 30, 2020 and the exercise prices of the underlying stock options. Out-of-the money stock options are excluded from the aggregate intrinsic value.

The weighted-average grant date fair value of options granted was $11.71 and $8.81 per share for the three months ended September 30, 2020 and 2019, respectively, and $5.40 and $8.19 per share for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the unrecognized stock-based compensation cost of unvested options was $11.4 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Valuation of Stock Options

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected term (in years)	5.77 - 6.08	6.00 - 6.08	5.50 - 6.08	5.00 - 6.87
Volatility	67.78 - 68.15%	62.28 - 63.08%	61.74 - 68.18%	56.20 - 63.08%
Risk-free interest rate	0.37 - 0.39%	1.53 - 1.73%	0.36 - 1.66%	1.53 - 2.52%
Dividend yield	–%	–%	–%	–%

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

A summary of the Company’s performance-based stock option activity under the 2019 Plan for the nine months ended September 30, 2020 is as follows:

Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2019	—	$—	—	$—
Options granted	421,000	5.10
Options exercised	—
Options cancelled	—
Balance—September 30, 2020	421,000	$5.10	9.46	$6,976
Options vested and exercisable as of September 30, 2020	—	$—	—	$—

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $21.67 on September 30, 2020 and the exercise price of the underlying stock options. As of September 30, 2020, the unrecognized stock-based compensation cost of unvested performance-based options was $1.2 million, which is expected to be recognized over a period of 4.0 years.

Subsequent to the quarterly period ended September 30, 2020 covered by this Quarterly Report, the Company’s average market capitalization was equal to or greater than $1 billion over a 30 calendar day period and the PSO vested in full. The full amount of unrecognized stock-based compensation cost of $1.2 million will be recognized in the Company’s quarterly period ended December 31, 2020.

Valuation of Performance-Based Stock Options

The Company estimated the fair value of the PSO using a Monte Carlo Model and the following assumptions and estimates:

2020
Performance period (in years)	10.00
Derived service period (in years)	4.55
Volatility	63.60%
Risk-free interest rate	1.02%
Dividend yield	–%
Estimated fair value (per share)	$3.31

Restricted Stock Units Activity

A summary of the Company’s RSU activity under the 2019 Plan and Inducement Plan for the nine months ended September 30, 2020 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2019	120,000	$8.86	$1,308
RSUs granted	619,990	9.08
RSUs vested	(76,331)	6.37	1,287
RSUs cancelled	(16,449)	6.50
Balance—September 30, 2020	647,210	$9.42	$14,025

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

The aggregate fair value of unvested RSUs is calculated using the closing price of the Company’s common stock of $21.67 on September 30, 2020. As of September 30, 2020, the unrecognized stock-based compensation cost of unvested RSUs was $5.7 million, which is expected to be recognized over a weighted-average period of 3.0 years.

The Company's default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

ESPP Activity and Valuation

During the nine months ended September 30, 2020, 71,480 shares of common stock were purchased under the ESPP. The following assumptions were used to calculate the stock-based compensation for each stock purchase right granted under the ESPP: an expected term of 0.5 years, expected volatility of 102.1%, a risk-free interest rate of 0.1%, and a zero dividend yield.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$957	$1,190	$3,219	$3,165
Performance-based stock options	77	—	166	280
RSUs	462	—	885	—
ESPP	194	212	491	212
Total stock-based compensation expense	$1,690	$1,402	$4,761	$3,657

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Costs of revenues	$254	$149	$606	$339
Research and development	511	290	1,164	647
Selling, general and administrative	925	963	2,991	2,671
Total stock-based compensation expense	$1,690	$1,402	$4,761	$3,657

Note 10. Redeemable Convertible Preferred Stock Warrants

In September 2014, in connection with a loan, the Company issued a warrant to purchase 22,489 shares of its Series B redeemable convertible preferred stock at an exercise price of $4.60 per share.

In June 2017, as additional consideration for the Revolving Loan (see Note 6), the Company issued a warrant to purchase up to 62,096 shares of its Series C redeemable convertible preferred stock at an exercise price of $8.052.

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

Subsequent to the conversion to a common stock warrant and before the end of the Company’s second quarter ended June 30, 2019, the warrant for 22,489 shares was exercised. As a result, the Company issued 19,069 shares of common stock as the warrant allowed for a net share settlement. Separately, the warrant for 62,096 shares issued in June 2017 was exercised during the Company’s third quarter ended September 30, 2020. As a result, the Company issued 40,357 shares of common stock as the warrant allowed for a net share settlement.

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

In connection with the Growth Capital Loan agreement (see Note 6), the Company issued a warrant to purchase 65,502 shares of common stock to the lender at an exercise price of $9.16 per share. The Company recorded the issuance-date fair value of the warrant of $0.6 million in equity as the warrant met all criteria for equity classification. The warrant was exercised during the Company’s third quarter ended September 30, 2020. As a result, the Company issued 39,415 shares of common stock as the warrant allowed for a net share settlement.

Note 12. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the condensed consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of September 30, 2020, the Company was not involved in any material legal proceedings.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(9,545)	$(6,885)	$(27,939)	$(18,439)
Denominator:
Weighted-average shares outstanding	35,460,092	31,134,009	32,845,583	13,614,087
Less: weighted-average shares subject to repurchase	—	(326)	—	(643)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders—basic and diluted	35,460,092	31,133,683	32,845,583	13,613,444
Net loss per share attributable to common stockholders—basic and diluted	$(0.27)	$(0.22)	$(0.85)	$(1.35)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock warrants	—	127,598	—	127,598
Options to purchase common stock	5,340,464	4,678,176	5,340,464	4,678,176
Unvested restricted stock units	647,210	—	647,210	—
Employee stock purchase plan	91,816	55,110	91,816	55,110
Unvested early exercised common stock options	—	78	—	78
Total	6,079,490	4,860,962	6,079,490	4,860,962

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

Overview

We are a growing cancer genomics company transforming the development of next-generation therapies by providing more comprehensive molecular data about each patient’s cancer and immune response. We designed our NeXT Platform to adapt to the complex and evolving understanding of cancer, providing our biopharmaceutical customers with information on all of the approximately 20,000 human genes, together with the immune system, in contrast to many cancer panels that cover roughly 50 to 500 genes. In parallel with the development of our platform technology, we have also pursued business within the population sequencing market, and we have provided whole genome sequencing services under contract with the U.S. Department of Veterans Affairs (the “VA”) Million Veteran Program (the “VA MVP”), which has enabled us to innovate, scale our operational infrastructure, and achieve greater efficiencies in our lab. In September 2020, we announced receipt of a new task order from the VA MVP with an approximate value of up to $31 million. The cumulative value of task orders received to date from the VA MVP has increased to approximately $175 million.

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

On August 14, 2020, we completed a follow-on offering in which we issued and sold 6,578,947 shares of common stock at a public offering price of $19.00 per share. We received net proceeds of $117.5 million after deducting underwriting discounts and commissions. We also incurred $0.4 million of offering expenses, including legal, accounting, printing and other offering-related costs, of which $0.1 million was paid by September 30, 2020.

Our operations have been impacted by the ongoing COVID-19 pandemic. While the state and county reopening and health orders applicable to us allow for continued operation of so-called Essential Businesses, which includes certain critical healthcare operations and services, we have substantially closed our office facilities and limited access to our laboratory facilities, to protect our employees and to comply with the provisions described within the orders. We provided temporary increased pay to certain laboratory personnel in the second quarter for their work during the COVID-19 pandemic. Such increased pay was not provided in the third quarter, but we may decide to resume increased pay in the future. The previous shelter-in-place order and current reopening and health orders have negatively impacted productivity, disrupted our business, and slowed research and development activities due to us limiting access to our laboratory space that would otherwise be used by our research and development group, and, to the extent such orders remain in place, they may continue to cause such effects on our operations. The reopening and health orders may disrupt the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Additionally, we are aware of increased demand in the market for certain consumables used in COVID-19 test kits. We use such consumables in our operations, and we may face difficulties in acquiring such consumables if our suppliers prioritize orders related to COVID-19. Several of our customers were delayed in sending us samples in the second and third quarters due to the inability to collect or ship samples during the COVID-19 pandemic, and these and additional customers may be disrupted from sending purchase orders and samples to us in the future. Many of our customers, potential customers and potential partners have also put in place policies restricting visitors from other companies, and therefore our sales team and members of management have been unable to meet such parties in person, which may result in reduced acquisition of new customers, fewer orders from existing customers, and fewer potential partnering opportunities. If our laboratory employees were to contract COVID-19, we may significantly curtail our laboratory operations or pause operations altogether until the imminent health risk to our employees subsided. Such disruptions in our operations, and our customers’ and suppliers’ operations, may continue to adversely affect revenues and operating results.

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

Costs and Expenses

Costs of Revenues

Costs of revenues consist of production material costs, personnel costs (salaries, bonuses, benefits, and stock-based compensation), costs of consumables, laboratory supplies, depreciation and service maintenance on capitalized equipment, and information technology (“IT”) and facility costs. We expect costs of revenues to increase as our revenues grow, and in the short term costs of revenues may outpace revenues growth as we invest in expanding our laboratory capacity, but over time the cost per sample processed is expected to decrease due to economies of scale we may gain as volume increases, automation initiatives, and other cost reductions.

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

We expect our selling expenses will continue to increase in absolute dollars, primarily driven by our efforts to expand our commercial capability and to expand our brand awareness and customer base through targeted marketing initiatives with an increased presence both within and outside the United States. We also expect general and administrative expenses to increase as we scale our operations.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. Interest income increased significantly beginning in the second half of 2019 as a result of us investing proceeds from the IPO. More recently, interest income has been adversely impacted by recent declines in yields on debt securities. We expect that our interest income will continue to decline in the future as the decline in yields is expected to more than offset the increased investments balances after our August 2020 follow-on offering.

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

Results of Operations

The following sets forth, for the periods presented, our unaudited condensed consolidated statements of operations (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$19,816	$17,153	$58,472	$47,053
Costs and expenses
Costs of revenues	14,483	11,524	44,428	31,538
Research and development	7,193	5,303	20,048	15,045
Selling, general and administrative	7,793	6,056	22,772	15,692
Total costs and expenses	29,469	22,883	87,248	62,275
Loss from operations	(9,653)	(5,730)	(28,776)	(15,222)
Interest income	117	756	873	1,040
Interest expense	—	(204)	(2)	(1,133)
Loss on debt extinguishment	—	(1,704)	—	(1,704)
Other income (expense), net	(4)	(2)	5	(1,415)
Loss before income taxes	(9,540)	(6,884)	(27,900)	(18,434)
Provision for income taxes	(5)	(1)	(39)	(5)
Net loss	$(9,545)	$(6,885)	$(27,939)	$(18,439)
Net loss per share, basic and diluted	$(0.27)	$(0.22)	$(0.85)	$(1.35)
Weighted-average shares outstanding, basic and diluted	35,460,092	31,133,683	32,845,583	13,613,444

Revenues

The following table shows revenues by customer type (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2020	2019		2020	2019
VA MVP	$14,092	$12,912	9%	$43,598	$29,791	46%
All other customers	5,724	4,241	35%	14,874	17,262	(14)%
Total revenues	$19,816	$17,153	16%	$58,472	$47,053	24%

The following table shows concentration of revenues by customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
VA MVP	71%	75%	75%	63%
Pfizer Inc.	*	11%	*	17%
* Less than 10% of revenues

VA MVP

The increase in revenues from the VA MVP during the third quarter and first nine months of 2020 was driven by an increase in the volume of samples we tested in each such period. This increase was driven by a significant rise in the number of samples we received from the VA MVP since the start of 2019. Our increasingly automated laboratory has supported this higher level of sample volumes.

All Other Customers

The increase in revenues from all other customers during the third quarter of 2020 was driven primarily by an increase in the volume of samples we tested in the period. The increased sample volumes were primarily from large pharmaceutical customers we are partnering with on retrospective clinical trials. Approximately $0.5 million of the increase in revenues was related to the completion of a research collaboration with a biopharmaceutical customer in the gene therapy space that is not expected to occur in future periods.

The decrease in revenues from all other customers during the first nine months of 2020 was driven by a decrease in the volume of samples we tested in the period. This was due to the receipt of relatively large orders for specific projects from pharmaceutical customers in early 2018 that were fulfilled beginning around the second quarter of 2018 through the second quarter of 2019, and did not recur due to transitioning customers from our ACE platform to the ImmunoID NeXT platform. Decreases in revenue recognized from large pharmaceutical companies partnering with us on retrospective clinical trials accounted for most of the decrease, partially offset by $0.65 million of revenues related to the completion of a research collaboration with a biopharmaceutical customer in the gene therapy space that is not expected to occur in future periods.

Costs and Expenses

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Costs of revenues	$14,483	$11,524	26%	$44,428	$31,538	41%
Research and development	7,193	5,303	36%	20,048	15,045	33%
Selling, general and administrative	7,793	6,056	29%	22,772	15,692	45%
Total costs and expenses	$29,469	$22,883	29%	$87,248	$62,275	40%

Costs of Revenues

The increase in the third quarter of 2020 was primarily due to the increase in revenues discussed above. The cost components related to the increase in costs of revenues were a $1.7 million increase in production materials; a $0.8 million increase related to personnel-related costs including salaries, bonuses, benefits, and stock-based compensation expense in connection with raising our testing capacity; a $0.3 million increase in depreciation and maintenance due to our additions of laboratory equipment; and a $0.1 million increase in IT and facility costs.

The increase in the first nine months of 2020 was primarily due to the increase in revenues discussed above. The cost components related to the increase in costs of revenues were a $9.1 million increase in production materials due primarily to higher VA MVP sample volumes; a $1.9 million increase related to personnel-related costs including salaries, bonuses, benefits, and stock-based compensation expense in connection with raising our testing capacity (including approximately $0.2 million related to temporary increased pay to certain laboratory personnel in the second quarter for their work during the COVID-19 pandemic, which did not repeat in the third quarter); a $0.7 million increase in depreciation and maintenance costs due to our additions of laboratory equipment; a $0.6 million increase in IT and facility costs; a $0.4 million increase in the cost of consumables and laboratory supplies; and a $0.2 million increase in other costs.

Research and Development

The increase in the third quarter of 2020 was primarily due to development of new products and lab automation efforts, and consisted of an increase of $1.5 million in personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation expense; a $0.3 million increase in IT and facilities costs; and a $0.1 million increase in laboratory supplies costs.

The increase in the first nine months of 2020 was primarily due to development of new products and lab automation efforts, and consisted of an increase of $4.1 million in personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation expense; a $0.6 million increase in IT and facilities costs; and a $0.3 million increase in laboratory supplies costs.

Selling, General and Administrative

The increase in the third quarter of 2020 was primarily due to a $1.6 million increase in personnel-related costs including salaries, bonuses, benefits, and stock-based compensation expense primarily related to increased headcount to support expansion of our commercial team.

The increase in the first nine months of 2020 was due to a $4.9 million increase in personnel-related costs including salaries, bonuses, benefits, and stock-based compensation expense primarily related to increased headcount to support expansion of our commercial team; and a $2.2 million increase in professional services primarily related to public company-related costs (including corporate insurance, audit fees, and legal expenses).

Interest Income, Interest Expense, Loss on Debt Extinguishment, and Other Income (Expense), Net

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Interest income	$117	$756	(85)%	$873	$1,040	(16)%
Interest expense	—	(204)		(2)	(1,133)
Loss on debt extinguishment	—	(1,704)		—	(1,704)
Other income (expense), net	(4)	(2)		5	(1,415)
Total	$113	$(1,154)		$876	$(3,212)

Interest Income

The decreases in the third quarter and first nine months of 2020 were driven by declines in yields on debt securities beginning around the second quarter of 2020, partially offset by higher average cash and investment balances subsequent to our IPO in June 2019 and follow-on offering in August 2020.

Interest Expense

The third quarter of 2019 included cash and non-cash interest expense related primarily to the Growth Capital Loan, while the nine-month period ended September 30, 2019 also included cash and non-cash interest expense related to the Revolving Loan, which was paid off in late March 2019 with proceeds from the Growth Capital Loan. Since the repayment of the Growth Capital Loan in August 2019, we have had no outstanding debt and therefore did not incur significant interest expense in 2020.

Loss on Debt Extinguishment

During the third quarter of 2019, the Company recorded a $1.7 million loss on extinguishment of debt as a result of the repayment of the Growth Capital Loan in its entirety.

Other Income (Expense), Net

Other expense in the nine months ended September 30, 2019 was primarily comprised of increases in the fair values of warrants for Series B and Series C redeemable convertible preferred stock as a result of increases to the estimated fair value of our equity during the period. Other income in 2020 was primarily comprised of foreign currency remeasurements.

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of and for the nine months ended September 30, 2020 and 2019 (in thousands):

	As of September 30,
	2020	2019
Cash and cash equivalents, and short-term investments	$206,063	$127,276
Property and equipment, net	12,735	15,215
Contract liabilities	20,593	33,726
Working capital	187,689	92,909

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(40,121)	$(20,474)
Net cash used in investing activities	(2,003)	(46,731)
Net cash provided by financing activities	120,327	134,477

From our inception through September 30, 2020, we have funded our operations primarily from $144.0 million in net proceeds from our IPO in June 2019, $117.5 million in net proceeds from our follow-on offering in August 2020, and $89.6 million from issuance of redeemable convertible preferred stock, as well as cash from operations and debt financing. On March 22, 2019, we received $20.0 million in gross cash proceeds from the Growth Capital Loan. As of September 30, 2020, we had cash and cash equivalents in the amount of $133.2 million and short-term investments in the amount of $72.8 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments, together with cash provided by operating activities, are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If our available cash balances, net proceeds from the offerings and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our services or other risks described in this Quarterly Report on Form 10-Q, such as the COVID-19 pandemic, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

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

In connection with the Growth Capital Loan, we issued a warrant to purchase 65,502 shares of common stock to TriplePoint at an exercise price of $9.16 per share. We recorded the issuance-date fair value of the warrant of $0.6 million and fees paid to TriplePoint of $0.3 million as a debt discount, which was amortized over the term of the Growth Capital Loan using the effective interest method. Upon issuance, the Growth Capital Loan had an effective interest rate of 15.23% per year. On August 14, 2019, we paid off the Growth Capital Loan in its entirety. Interest expense for the three and nine months ended September 30, 2019 was $0.3 million and $1.0 million, respectively. The warrant for 65,502 shares was exercised under a net share settlement method for 39,415 shares during the third quarter of 2020.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

During the nine months ended September 30, 2020, cash used in operating activities of $40.1 million was a result of $27.9 million of net loss and the net negative change in operating assets and liabilities of $22.3 million, partially offset by non-cash adjustments to net income of $10.1 million.

During the nine months ended September 30, 2019, cash used in operating activities of $20.5 million was a result of $18.4 million of net loss and the net negative change in operating assets and liabilities of $13.1 million, partially offset by non-cash adjustments to net income of $11.0 million.

During the nine months ended September 30, 2020, cash used in investing activities was $2.0 million primarily due to $2.4 million acquisitions of property and equipment used for our sequencing and data analysis services, partially offset by $0.4 million in net proceeds from available-for-sale debt securities. Cash provided by financing activities of $120.3 million during the same period consisted of $117.5 million net proceeds from our follow-on offering, $2.3 million proceeds from stock option exercises and $0.6 million proceeds from ESPP purchases, partially offset by $0.1 million payments in offering costs.

During the nine months ended September 30, 2019, cash used in investing activities was $46.7 million, which consisted of $40.2 million purchases of available-for-sale debt securities and $6.5 million acquisitions of property and equipment used for our sequencing and data analysis services. Cash provided by financing activities of $134.5 million during the same period consisted of $144.0 million net proceeds from our IPO, $20.0 million proceeds from the issuance of the Growth Capital Loan, and $0.7 million proceeds from stock option exercises, partially offset by $25.0 million in debt repayments, $3.9 million in payment of costs related to our IPO, $0.8 million in debt extinguishment costs, and $0.5 million in borrowing costs.

Investments in Property and Equipment

Our capital expenditures were $2.4 million during the nine months ended September 30, 2020, which was primarily related to the acquisition of property and equipment used to support our development initiatives and our sequencing and data analysis services. We expect that our full year 2020 capital expenditures will be lower than prior year capital expenditures at the end of this year.

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

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception. For the nine months ended September 30, 2020 we had a net loss of $27.9 million, and for the years ended December 31, 2019, 2018, and 2017 we had net losses of $25.1 million, $19.9 million, and $23.6 million, respectively. As of September 30, 2020, we had an accumulated deficit of $168.5 million. To date, we have not generated sufficient revenues to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenues sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Our operations have been impacted by the ongoing COVID-19 pandemic. While the state and county reopening and health orders applicable to us allow for continued operation of so-called Essential Businesses, which includes certain critical healthcare operations and services, we have substantially closed our office facilities and limited access to our laboratory facilities, to protect our employees and to comply with the provisions described within the orders. We provided temporary increased pay to certain laboratory personnel in the second quarter for their work during the COVID-19 pandemic. Such increased pay was not provided in the third quarter, but we may decide to resume increased pay in the future. The previous shelter-in-place order and current reopening and health orders have negatively impacted productivity, disrupted our business, and slowed research and development activities due to us limiting access to our laboratory space that would otherwise be used by our research and development group, and, to the extent such orders remain in place, they may continue to cause such effects on our operations. The reopening and health orders may disrupt the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Additionally, we are aware of increased demand in the market for certain consumables used in COVID-19 test kits. We use such consumables in our operations, and we may face difficulties in acquiring such consumables if our suppliers prioritize orders related to COVID-19. Several of our customers were delayed in sending us samples in the second and third quarters due to the inability to collect or ship samples during the COVID-19 pandemic, and these and additional customers may be disrupted from sending purchase orders and samples to us in the future. Many of our customers, potential customers and potential partners have also put in place policies restricting visitors from other companies, and therefore our sales team and members of management have been unable to meet such parties in person, which may result in reduced acquisition of new customers, fewer orders from existing customers, and fewer potential partnering opportunities. If our laboratory employees were to contract COVID-19, we may significantly curtail our laboratory operations or pause operations altogether until the imminent health risk to our employees subsided. Such disruptions in our operations, and our customers’ and suppliers’ operations, may continue to adversely affect revenues and operating results.

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

Some of our present and potential competitors, including Guardant Health, Inc., Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in July 2018, Roche Molecular Systems, Inc., NanoString Technologies, Inc., Personal Genome Diagnostics, Inc., Adaptive Biotechnologies Corporation, NeoGenomics, Inc., Tempus, Inc., and Caris Life Sciences, Inc., may have widespread brand recognition and substantially greater financial and technical resources and development, production capacities, and marketing capabilities than we do. They may be able to devote greater resources to the development, promotion, and sale of their products and services than we do or sell their products and services at prices designed to win significant levels of market share. In addition, competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established, and well-financed companies. Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services, which could force us to lower the price of our services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized products or services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.

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

Like other genomics profiling companies that sell to the pharmaceutical industry, we have customer concentration. We currently derive a significant portion of our revenues from the U.S. Department of Veterans Affairs (the “VA”) Million Veteran Program (the “VA MVP”), which accounted for 71% and 75% of our revenues for the three and nine months ended September 30, 2020. Our top five customers, including the VA MVP, accounted for 85% and 88% of our revenues for the three and nine months ended September 30, 2020, respectively. There are inherent risks whenever a large percentage of revenues are concentrated with a limited number of customers. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenues from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, while we have long-term contractual arrangements with certain of our customers, these customers are not required to purchase a minimum number of analyses. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenues and results of operations. In particular, if the VA MVP terminates our services for convenience, which it is permitted to do, such termination would have a material adverse effect on our revenues, cash position, and results of operations. Further, if our largest customers were to cease using or stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We currently derive a substantial portion of our revenues from DNA sequencing and data analysis services that we provide to our largest customer, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services is substantially reduced, our business, financial condition, operating results, and cash flows would be materially harmed.

We derive a substantial portion of our current and expected future revenues from sales of our DNA sequencing and data analysis services to the VA MVP. In September 2017, we entered into a one-year contract with three one-year option renewal periods with the VA for the VA MVP, pursuant to which we received orders from the VA MVP in September 2017, 2018, 2019, and 2020.

The VA MVP’s orders for DNA sequencing and data analysis services have fluctuated in value over time and are subject to the availability of funding, enrollment of veterans in the VA MVP study, and the VA MVP’s continued demand for our services among other factors. For example, the VA MVP order received in September 2020 has a value of up to approximately $31 million, whereas the VA MVP order received in September 2019 had a value of up to approximately $38.1 million. We have no certainty that funding will be made available for our services. If the priorities of the VA, the VA MVP, or the U.S. government change, funding for our services may be limited or not available, and our business, financial condition, and operating results and cash flows would be materially harmed. The success of our business and our future operating results are significantly dependent on the VA MVP’s receipt of funding for use of our services and the terms of our sales to the VA MVP, including the price per sample, the number of samples and the timing of the VA MVP’s deliveries of samples. Furthermore, the timing and number of VA MVP samples could be negatively affected by the COVID-19 pandemic among other factors.

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

Certain of our customers prepay us for a portion of the services that they expect to order from us before they place purchase orders and we deliver those services. In some cases, this prepayment can be substantial and may be paid months or a year or more in advance of these customers providing samples to us and before our delivery of the services to which some or all of the deposit relates. As of September 30, 2020, we had approximately $20.6 million in customer deposits, including $17.6 million from one customer. However, as of that date, we had $206.1 million of cash and cash equivalents, and short-term investments. We are generally not required by our contracts to retain these deposits in cash or otherwise and we have generally used these deposits to make capital expenditures and fund our operations. When a customer that has prepaid us for future services cancels its contract with us or reduces the level of services that it expects to receive, we are required to repay that customer’s deposit with little or no notice. We may not have the cash or other available resources to satisfy that repayment obligation. Even if we are able to satisfy the repayment obligation from available resources, we may need to seek additional sources of capital to fund our operations, which funding may not be available when needed or on acceptable terms. In either of those circumstances, our business, financial condition, results of operations, and reputation would be materially and adversely affected. Furthermore, in the future, customers may elect not to prepay us for our services in which case we would have to find other sources of funding for our capital expenditures and operations, which would be costly relative to the aforementioned cost-free customer deposit funding and which may not be available when needed or on acceptable terms.

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

We currently derive our revenues from our genomic analysis conducted in our laboratories. We do not have any clinical reference or research and development laboratory facilities other than our facilities in Menlo Park, California. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fires, earthquakes, flooding, and power outages, which may render it difficult or impossible for us to sell or perform our services for some period of time. Additionally, as a result of the ongoing COVID-19 pandemic, we have limited access to our office and laboratory facilities in Menlo Park to protect the health and safety of our employees and to comply with applicable state and local orders. Northern California has recently experienced serious fires and the San Francisco Bay Area is considered to lie in an area with earthquake risk. The inability to sell or to perform our sequencing and analysis services, disruptions in our operations, or the backlog of samples that could develop if our facilities are inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation or such relationships in the future. The limited access to our laboratory facilities as a result of the COVID-19 pandemic has resulted, and may in the future result, in a loss in productivity, including delays to research and development programs. Furthermore, our facilities and the equipment we use to perform our services and our research and development work could be costly and time-consuming to repair or replace.

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

In June 2020, we announced a partnership with a clinical genomics and life sciences company headquartered in China as a means to expand business operations into China in the near term. Our first wholly owned subsidiary was formed in Shanghai in October 2020. Our expansion and investment plans are subject to substantial risks which may include, but are not limited to: the inability to protect our intellectual property rights under Chinese law, which may not offer as high a level of protection as U.S. law; unexpectedly long negotiation periods with Chinese suppliers and customers; quality issues related to supplies sourced from local vendors; unexpectedly high labor costs due to a tight labor supply; foreign investment restrictions; and difficulty in repatriating funds and selling or transferring assets. Our investments in China also expose us to additional foreign currency exchange risk. In addition, as tensions have escalated between the U.S. and China, we believe there is an enhanced risk that our planned investments in China may be subject to unforeseen risks or restrictions, which may include expropriation of the investments by the Chinese government. These and other risks may result in our not realizing a return on, or losing some, or all, of our planned investments in China, which could have a material adverse effect on our financial condition and financial performance.

Personal privacy, cyber security, and data protection are becoming increasingly significant issues in China. For example, the State Council of the People’s Republic of China adopted the Regulations of the People’s Republic of China on Administration of Human Genetic Resources, which went into effect on July 1, 2019. The regulations establish a framework for the collection, preservation, utilization, and supply abroad of human genetic resources of China. The regulations also establish a framework for the use of data and other information generated from use of human genetic resources of China. The regulations also provide that foreign organizations, individuals and entities established or controlled by them are prohibited to collect or preserve China’s human genetic resources or transport them abroad. Due to the lack of detailed interpretations and implementations, it is not clear whether the agency in China responsible for enforcing the regulations will grant the necessary approvals for use by us and our partners of our NeXT Platform or our other current or future products in research or clinical projects involving China’s human genetic resources or information generated therefrom. The Chinese government separately has various regulations relating to the collection, use, storage, disclosure, and security of data, among other things. We cannot assure you that we will be able to comply with all of these regulatory requirements. Any failure to comply with relevant regulations and policies could result in significant cost and liability to us and could adversely affect our business and results of operations. Any additional new regulations or the amendment or modification of previously implemented regulations, or the failure to receive any necessary approvals for use of our products in connection with such projects, could require us and our partners to change our business plans and incur additional costs, and could limit our ability to generate revenues in China.

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

Compliance with U.S. and international data protection laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Moreover, complying with these various laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We typically rely on our customers to obtain valid and appropriate consents from data subjects whose genetic samples and data we process on such customers’ behalf. Given that we do not typically obtain direct consent from such data subjects and we do not audit our customers to ensure that they have obtained the necessary consents required by law, the failure of our customers to obtain consents that are in compliance with applicable law could result in our own non-compliance with privacy laws. Such failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, and results of operations.

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

Our expected future growth could create a strain on our organizational, administrative, and operational infrastructure, including facilities, laboratory operations, quality control, customer service, marketing and sales, and management. We may not be able to maintain the quality of or expected turnaround times for our tests, or satisfy customer demand as our test volume grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and management controls, as well as our reporting systems and procedures. As a result of our growth, our operating costs may escalate even faster than planned, and some of our internal systems may need to be enhanced or replaced. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

The 2017 tax reform law, as modified by 2020 tax legislation, and possible future changes in tax laws or regulations could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law comprehensive tax legislation (the “Tax Cuts and Jobs Act”) that significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted, which includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the Tax Cuts and Jobs Act. On June 29, 2020, California Assembly Bill 85 (AB 85) was signed into law, which suspends the use of California net operating losses and limits the use of California research tax credits for tax years beginning in 2020 and before 2023. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, or any newly enacted federal tax legislation.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. states and territories, as well as various non-U.S. jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the Tax Cuts and Jobs Act and the CARES Act, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

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

If our tests are considered medical devices not subject to enforcement discretion, one classification regulation that could be relevant to one or more of our tests is a recently finalized classification for genetic health risk (“GHR”) assessment tests. On April 6, 2017, in response to a de novo request for reclassification submitted by another company, the FDA issued an order classifying genetic tests known as genetic health risk assessment systems (“GHR tests”) as Class II devices subject to premarket notification and specified special controls requirements. On November 7, 2017, the FDA codified this classification at 21 C.F.R. § 866.5950. If our tests are considered medical devices that are not subject to enforcement discretion and one or more of our tests is considered to fall under the 21 C.F.R. § 866.5950 classification regulation for GHR tests, or under another Class II classification that is subject to a premarket notification requirement, we would be required to obtain marketing clearance for such tests. Further, if considered to fall under the 21 C.F.R. § 866.5950 classification for GHR tests, our tests would be required to adhere to specified special controls, such as labeling and testing specifications and information about the test to be posted on the manufacturer’s website. If any of our current or pipeline tests are not considered by the FDA to be GHR tests or do not qualify for the limited exemption for a sponsor’s subsequent GHR tests once the assessment system has been reviewed and cleared by FDA, or if any of our tests fall under a different non-exempt classification or are unclassified, we could be required to obtain 510(k) clearance or approval of a PMA for such test in the future.

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

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, biologicals, and medical devices or supplies that require premarket approval by or notification to the FDA, and for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (“CHIP”) to report annually to CMS information related to (i) payments and other transfers of value to physicians (including certain other healthcare professionals) and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year;

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
•

state laws that prohibit other specified practices, such as billing physicians for testing that they order; waiving coinsurance, copayments, deductibles, and other amounts owed by patients; billing a state Medicaid program at a price that is higher than what is charged to one or more other payors; employing, exercising control over, licensed professionals in violation of state laws prohibiting corporate practice of medicine and other professions, and prohibitions against the splitting of professional fees with licensed professionals; and

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

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed several Executive Orders and other directives to delay the implementation of certain requirements of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. Additional legislation may be enacted that further amends, or repeals, the ACA, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our and our customers’ business.

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

In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the Medicare Clinical Laboratory Fee Schedule, or the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payer payment rates and volumes for their tests. CMS will use this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare reimbursement rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. In January 2020, CMS announced that data reporting for clinical diagnostic laboratory tests is delayed by one year. Therefore, data that was supposed to be reported between January 1, 2020 and March 31, 2020 must now be reported between January 1, 2021 and March 31, 2021. Covered laboratories must report data from the original data collection period of January 1, 2019 through June 30, 2019. Data reporting for these tests will then resume on a three year cycle beginning in 2024. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is still too early to predict the full impact on reimbursement for our products in development. In addition, CMS updated the statutory phase-in provisions such that, for 2020, the rates for clinical diagnostic laboratory tests may not be reduced by more than 10% of the rates for 2019. Additionally, there will be a 15% reduction cap for each of 2021, 2022, and 2023. It is unclear what impact new quality and payment programs, such as MACRA, or new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations, or cash flows.

Further, it is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on August 6, 2020, President Trump issued an Executive Order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States. We anticipate there will continue to be proposals by legislators at both the federal and state levels, regulators and private payers to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our tests, the coverage of or the amounts of reimbursement available for our tests from payers, including commercial payers and government payers.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies, products, and services are obtained, once the patent life has expired, we may be open to competition from competitive products. Our issued patents will expire on dates ranging from 2033 to 2038, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2040. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our technologies, products and services, our competitive position, business, financial condition, results of operations, and prospects will be adversely affected.

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

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of September 30, 2020, we had 38,790,189 shares of common stock outstanding, all of which shares are eligible for sale in the public market as of the date of this Quarterly Report on Form 10-Q, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of September 30, 2020 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, holders of up to an aggregate of 18,790,983 shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

Date: November 5, 2020	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer (Duly Authorized Officer)