Form 10-K
period 2020-12-31
Personalis, Inc.
filed 2021-02-25
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $247,785,767 based on the closing price of the shares of common stock on the Nasdaq Global Market. Excludes an aggregate of 19,104,531 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 19, 2021 was 43,694,323.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2021 annual meeting of stockholders (the “2021 Proxy Statement”).

Personalis, Inc.

Form 10-K

For the Year Ended December 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the evolution of cancer therapies and market adoption of our services;
•	estimates of our total addressable market, future revenue, expenses, capital requirements, and our needs for additional financing;
•	our ability to enter into and compete in new markets;
•	the impact of the COVID-19 pandemic on our business, our customers’ and suppliers’ businesses and the general economy;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to scale our infrastructure;
•	our ability to manage and grow our business by expanding our sales to existing customers or introducing our products to new customers;
•	expectations regarding our relationship with the U.S. Department of Veterans Affairs’ Million Veteran Program;
•	our ability to establish and maintain intellectual property protection for our products or avoid claims of infringement;
•	potential effects of extensive government regulation;
•	our ability to hire and retain key personnel;
•	our ability to obtain financing in future offerings;
•	the volatility of the trading price of our common stock;
•	our belief that approval of personalized cancer therapies by the Food and Drug Administration may drive benefits to our business;
•	our expectation regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”); and
•	our ability to maintain proper and effective internal controls.

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

PART I

Item 1. Business.

Overview

We are a growing cancer genomics company transforming the development of next-generation therapies by providing more comprehensive molecular data about each patient’s cancer and immune response. We designed our NeXT Platform to adapt to the complex and evolving understanding of cancer, providing our biopharmaceutical customers with information on all of the approximately 20,000 human genes, together with the immune system, in contrast to many cancer panels that cover roughly only 50 to 500 genes. In parallel with the development of our platform technology, we have also pursued business within the population sequencing market, and we have provided whole genome sequencing services under contract with the U.S. Department of Veterans Affairs (the “VA”) Million Veteran Program (the “VA MVP”), which has enabled us to innovate, scale our operational infrastructure, and achieve greater efficiencies in our lab. In September 2020, we announced receipt of a new task order from the VA MVP with an approximate value of up to $31 million. The cumulative value of task orders received from the VA MVP since inception is approximately $175 million, approximately $132.5 million of which we had recognized as revenue as of December 31, 2020.

In August 2020, we launched NeXT Liquid Biopsy, which is a liquid biopsy assay that analyzes all of the approximately 20,000 human genes versus the more narrowly focused liquid biopsy assays that are currently available. By combining technological innovation, operational scale, and regulatory differentiation, our NeXT Platform is designed to help our customers obtain new insights into the mechanisms of response and resistance to therapy as well as new potential therapeutic targets. Our platform enhances the ability of biopharmaceutical companies to unlock the potential of conducting translational research in the clinic rather than with pre-clinical animal models or cancer cell lines. We also announced in January 2020 a diagnostic test, NeXT Dx Test, which is based on our NeXT Platform, that we envision being used initially by both leading clinical cancer centers as well as biopharmaceutical companies. Most recently, in December 2020, we launched two new capabilities that are integrated into our NeXT Platform: our Systemic HLA Epitope Ranking Pan Algorithm (“SHERPA”) machine learning-based tool for the comprehensive identification and characterization of cancer neoantigens, as well as our Neoantigen Presentation Score (“NEOPS”) for predicting cancer immunotherapy response. SHERPA enables the development of new neoantigen-based diagnostic biomarkers, such as our NEOPS, and novel personalized therapies.

We have the capacity to sequence and analyze approximately 200 trillion bases of deoxyribonucleic acid (“DNA”) per week in our facility. We believe our capacity for this is already larger than the sequencing capacities of most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases and in support of our NeXT Liquid Biopsy. To date, we have sequenced more than 150,000 human samples, of which more than 100,000 were whole human genomes.

Our headquarters – housing our Clinical Laboratory Improvement Amendments of 1988 (“CLIA”)-certified, College of American Pathologists (“CAP”)-accredited laboratory – is located in Menlo Park, CA. We were incorporated under the laws of the state of Delaware in February 2011 under the name Personalis, Inc. Our customers include biopharmaceutical companies (including large pharmaceutical companies), universities, non-profits, and government entities such as the VA MVP.

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

•

Immunotherapies: Over the past decade, a number of drugs have emerged based on the discovery that the immune system plays a key role in addressing cancer. Checkpoint inhibitors, a specific type of immunotherapy, have generated substantial commercial success over the past decade; however, the development of new therapies in this category has been challenged by difficulties in understanding the precise interaction between cancer and the immune system. Since our platform provides a broad set of insights on tumor and immune biology, we believe it enables biopharmaceutical companies to better understand how therapeutics are working in patients.

•

Targeted Therapies: A growing category of successful cancer treatments consists of therapies that target specific genes or molecular mechanisms of cancer. Many of these targeted therapies are proposed to be tested in combination with immunotherapies. These therapies have grown to represent a considerable share of the overall oncology therapeutics market today. Comprehensively understanding each patient’s genomic and immune profile is critical to understanding how a patient may respond to such therapies. We believe that our coverage of all of the approximately 20,000 genes provides us a strong competitive advantage against existing cancer panels that cover roughly only 50 to 500 genes. We believe our company is positioned to become a leading provider of the complex information that we believe will continue to inform the development of targeted cancer therapies.

•

Personalized Cancer Therapies: Many biopharmaceutical companies are pursuing personalized cancer therapies, which are designed and manufactured individually for each patient based on genomic alterations in a given patient’s tumor. While there are many potential approaches to developing these therapies, including neoantigen-based vaccines and T-cell therapies, all of them could benefit from the data and analytics that our platform can generate about a patient’s tumor.

Many of our customers have leveraged our U.S. Food and Drug Administration (the “FDA”) Device Master File as a component of their investigational new drug (“IND”) filings with the FDA. If drugs that used our platform in the clinical trials to form the basis for approval are approved, we may be able to derive revenue in connection with the sale of these drugs. We believe we are working with the majority of companies developing neoantigen-targeted personalized cancer therapies.

We anticipate that as the clinical utility of our platform is validated, we will have opportunities in connection with diagnostics and the commercialization of cancer therapeutics, which are significantly larger than our initial clinical-trial focused markets. Over time, we expect our biopharmaceutical customers and research collaborators to build evidence of the clinical utility of our platform as a diagnostic for advanced cancer therapies. Separately, we are also acquiring samples and building a database which we expect will hold value for our biopharmaceutical customers and may ultimately allow us to discover new mechanisms of cancer treatment.

Financial Highlights

Our revenues have grown rapidly as our penetration of clinical trials in advanced oncology therapeutics and our relationship with the VA MVP has expanded, consistent with our reputation as a leader in the field. We generated revenues of $37.8 million, $65.2 million, and $78.6 million for the years ended December 31, 2018, 2019, and 2020, respectively. We also incurred net losses of $19.9 million, $25.1 million, and $41.3 million for the years ended December 31, 2018, 2019, and 2020, respectively. We have one reportable segment from the sale of sequencing and data analysis services and substantially all of our revenues to date have been derived from sales in the United States.

As of December 31, 2020, we had $203.3 million of cash and cash equivalents and short-term investments, an increase of $75.0 million from December 31, 2019. Our revenues are primarily generated through sales of our services to the VA MVP and biopharmaceutical companies. Unlike diagnostic or therapeutic companies, we have not sought reimbursement through traditional healthcare payors. We raised $144.0 million and $117.5 million in our June 2019 initial public offering and August 2020 follow-on offering, respectively, net of underwriting discounts and commissions.

Subsequent to the fiscal period ended December 31, 2020 covered by this Annual Report on Form 10-K, on January 29, 2021, we completed a follow-on offering in which we issued and sold 3,950,000 shares of common stock at a public offering price of $38.00 per share. We received net proceeds of $141.1 million after deducting underwriting discounts and commissions. The underwriters exercised their option to purchase an additional 592,500 shares shortly thereafter, resulting in additional net proceeds to us of $21.2 million after deducting underwriting discounts and commissions. In total, we raised net proceeds of $162.3 million after deducting underwriting discounts and commissions.

Market Opportunities

We estimate the market opportunity for our current and planned products to be approximately $38 billion as follows:

•

Therapy Selection and Monitoring: According to the American Cancer Society’s Cancer Facts & Figures 2020, more than 16.9 million cancer survivors were alive on January 1, 2019 in the United States. Based on data from Cancer Treatment and Survivorship Statistics, 2019 and Cancer Statistics, 2019, we estimate that approximately 2.2 million of these cancer survivors were diagnosed within the last two years. Over time, the likelihood that the original cancer will reoccur can decline below the baseline likelihood of a new, genetically independent cancer emerging. Therefore, we limit our analysis to patients within the period of two years from their initial cancer diagnosis.

Of these 2.2 million patients, about 200,000 enroll in pharmaceutical clinical trials according to data from the U.S. National Library of Medicine, ClincalTrials.gov, January 2019, with the assumption that the remaining cancer patients undergo normal clinical care. As part of that standard care, these patients go through therapy selection and eventual monitoring. For therapy selection, we estimate that each of the approximately 2.0 million cancer patients undergoing normal clinical care will have a tissue biopsy sequenced and tested at a cost of approximately $3,000, which is the approved CMS reimbursement rate, which results in an estimated potential market opportunity of $6 billion per year.

Cancer mutations identified in this initial tissue-biopsy based test can then be used for subsequent monitoring using cell free DNA. For monitoring, we estimate that each patient has a liquid biopsy sequenced and tested four times per year at an estimated cost of $2,840 per test, based on publicly-available data on comparable tests. Our NeXT Dx Test addresses this market for tissue biopsy testing while clinical versions of our products in development may address this liquid-biopsy based monitoring opportunity. Our estimates lead us to project approximately a $22.72 billion potential market opportunity per year for monitoring.

•

Clinical Trial Patients: For each of the 200,000 pharmaceutical clinical trial patients, we estimate that an initial tissue sample will be sequenced at least once at a cost of $3,000, which is the approved CMS reimbursement rate, and the liquid biopsy sample testing at least eight different time points per year for monitoring, at an estimated cost of $4,000 per sequencing test, based on the frequency of monitoring in a recent immuno-oncology drug trial and our historical standard pricing for tissue samples and anticipated pricing for liquid biopsy samples. Based on this, we estimate the potential market opportunity to be approximately $7 billion per year for tissue- and liquid-based sequencing of these clinical trial patients.

•

Population Sequencing: According to publicly-available industry information and presentations, we estimate the potential market for population sequencing services is over $2 billion per year. Our whole genome sequencing products address this potential market opportunity.

Our Products and Services

Broadly speaking, we provide proprietary genomic information to customers. Our genomic sequencing and analytics products are focused on the following customer applications: biopharmaceutical company research, clinical and companion diagnostics, and population sequencing.

NeXT Platform

Our NeXT Platform is a high-accuracy, clinical-grade, next-generation sequencing and analysis platform. We have created an ecosystem of products and capabilities built on the NeXT Platform that synergize to drive value for our customers: ImmunoID Next (comprehensive tumor profiling from tissue), NeXT Liquid Biopsy (comprehensive tumor profiling from plasma), NeXT Dx Test (comprehensive genomic cancer profiling test enabling advanced composite biomarkers for cancer treatment), NeXT SHERPA and NeXT NEOPS (neoantigen prediction capabilities). We are currently investing in the development of additional future product offerings, including NeXT Personal (liquid biopsy offering for personalized tumor tracking for patients), NeXT CDx (diagnostic test), and NeXT Database (comprehensive tumor immune-genomics database).

Our NeXT Platform is designed to provide comprehensive analysis of both a tumor and its immune microenvironment, from a single limited tissue or plasma sample. Our platform covers the DNA sequence of all of the approximately 20,000 human genes. We also report on the entire transcriptome of a tumor, which encompasses ribonucleic acid (“RNA”) expression across the approximately 20,000 human genes, allowing us to more accurately determine which of the many genomic mutations might actually be driving tumor progression. Furthermore, our platform analyzes elements of the immune cells that have infiltrated a tumor both from the adaptive immune system and the innate immune system.

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

•	Covers a much broader set of biomarkers for new immunotherapies and traditional targeted therapies
•	Analysis of both tumor DNA and RNA expression
•	Analysis of both tumor and normal tissue
•	Analysis of non-human species such as oncoviruses
•	NeXT liquid biopsy targets approximately 20,000 genes and enables testing at multiple time points
•	Proprietary technology enables superior sequencing quality and advanced analytics

Makes single, comprehensive tumor molecular profiling practical for cancer patients:

•	Tumor and immune molecular profiling from one limited tumor sample
•	Engineered to be cost-effective and scalable, with rapid turnaround times, making it suitable for large-scale profiling of cancer patients
•	Overcomes the need for fragmented tumor testing
•	One platform for both research and clinical use

Platform anticipates future cancer biomarkers that will come with evolving science:

•	NeXT overcomes the limitations of small panels that become out of date when new genetic biomarkers or therapeutic targets are identified
•	Comprehensive coverage of all genes, DNA and RNA, tumor and normal tissue, and immune biology enables our platform to accommodate new genetic biomarkers and signatures as they are published

Generates comprehensive, harmonized data across patients to enable large-scale database creation and insight:

•	Comprehensive profiling for large cohorts of patients leads to more useful databases for biopharmaceutical customers using our platform and our internal database
•

Opportunity for integration with other sources of real-world data such as electronic health records to generate real-world evidence that may be used by biopharmaceutical customers to inform and accelerate therapeutic development

•	Data harmonization, analytics, and machine learning maximize therapeutic insight
•	Comprehensive nature of the platform provides long-lasting data relevance, yielding new insights over time as new biomarkers are identified

Our NeXT Platform technology can analyze cell-free DNA (“cfDNA”) obtained from blood plasma, also known as a liquid biopsy. As with a tissue biopsy, we analyze all of the approximately 20,000 human genes in each plasma sample, in contrast to currently marketed liquid biopsy panels. This cfDNA may be obtained by a blood draw concurrently with a tissue sample. Together, the two samples can be used to provide a more comprehensive initial characterization of the tumor. Additionally, we expect to monitor changes in tumor genetics that arise in response to therapy through serial measurements using cfDNA samples collected across multiple time points. In 2020, we launched our first liquid biopsy assay designed to analyze all human genes so as to detect potential neoantigens and tumor escape mechanisms that arise under therapeutic pressure. Although we believe our cfDNA test will offer new insights, we believe it will be most useful for our biopharmaceutical customers alongside our primary tumor biopsy product, given that a tumor biopsy is required to analyze gene expression and elucidate tumor-infiltrating lymphocytes which are critical to understanding cancer’s interaction with the immune system.

NeXT Liquid Biopsy was launched in August 2020 and we have received several initial customer orders in 2020 with initial deliveries expected in 2021. We are currently investing in the development of NeXT Personal, a liquid biopsy offering for personalized tumor tracking for patients.

An overview of key liquid biopsy capabilities follows.

Liquid biopsy approaches look at cfDNA in plasma samples derived from the blood. cfDNA is DNA that is released into circulation by cells, including tumor cells, as a result of cell death. This cfDNA can be obtained by a blood draw and can be used to monitor changes in tumor genetics.

We believe tumor biopsy and liquid biopsy approaches to tumor molecular profiling will provide complementary information for each patient. Tumor biopsies provide tumor immune microenvironment and tumor gene expression information that current liquid biopsy panels do not provide. Liquid biopsies can be useful for providing additional DNA mutation information, especially for monitoring therapy response across different time points when tumor biopsies are not feasible. Unlike typical liquid biopsy panel approaches focused on roughly only 50 to 500 driver genes, our NeXT Liquid Biopsy is designed to sequence all of the approximately 20,000 genes in the human genome. Our broader liquid biopsy approach will help biopharmaceutical customers identify biological changes across multiple time points for each patient in their trials that they would otherwise miss with the current, narrowly focused liquid biopsy panels. We also believe broader coverage will enable better neoantigen prediction, broader biomarker coverage, and higher potential to identify new drug targets.

Figure 1: ImmunoID NeXT tumor biopsy and NeXT liquid biopsy yields complementary data.

We believe that combining tumor biopsies with cfDNA can provide a more complete picture of the spectrum of mutations found in a cancer patient. As an example of this, we compared the mutations found in eight late-stage colorectal tumor biopsy samples with those found in the plasma taken at the same time. We found a range of overlap between tumor biopsy-identified sequence variations and the sequences generated using cfDNA. These observations show that, while there was significant overlap between the tumor and liquid biopsy results, there were also mutations unique to tumor biopsy and vice versa (see examples of this in Figure 2). This observation underscores the concept that tissue and liquid biopsies may be complementary, and when combined, may provide a more complete picture of the patient’s disease.

Figure 2. Overlap of sequence variations detected in matched tumor and blood plasma.

Numbers indicate variants detected in the tumor only, plasma only, or in both.

We anticipate that our liquid biopsy approach will have many applications, including monitoring of tumor response to therapy over many time points, detecting new genetic variants from evolution of the tumor under therapeutic pressure, detecting acquired mechanisms of resistance, and identifying neoantigens.

Our NeXT Dx Test is a comprehensive genomic cancer profiling test enabling advanced composite biomarkers for cancer treatment and provides a path from translational research to CDx on our NeXT Platform. The NeXT Dx Test helps oncologists identify potential therapies and clinical trial options for cancer patients. NeXT Dx Test is one of the first cancer diagnostic platforms to profile approximately 20,000 genes in both the tumor exome and transcriptome, providing a comprehensive genomic testing solution that goes beyond many existing cancer diagnostic panels that focus on only a few hundred genes. The NeXT Dx Test includes advanced analytics to provide a diagnostic report on genetic alterations in medically-important cancer genes, as well as emerging immunotherapy composite biomarkers of medical importance. Additionally, immunotherapy-related biomarkers such as microsatellite instability (“MSI”) status and tumor mutational burden (“TMB”) are included in the clinical report.

The NeXT Dx Test is a laboratory-developed test performed at our CAP-accredited and CLIA’88-certified laboratory that is optimized for formalin-fixed, paraffin-embedded tumor samples. The test utilizes ImmunoID NeXT, our clinical-grade, next-generation sequencing and analysis platform, to report base substitutions, insertions/deletions, gene fusions, and copy number alterations in cancer driver genes of clinical significance. Additionally, MSI status is reported based on five canonical loci (BAT25, BAT26, NR-21, NR-24, and NR-27), and TMB status is reported by leveraging the exome-wide analysis of non-synonymous somatic mutations. Based on the tumor’s molecular profile, the report delivers relevant therapy recommendations and appropriate clinical trial matches. Each case is reviewed by a team of board-certified molecular geneticists and genetic counselors. Test results are electronically delivered to the ordering clinician.

In December 2020, we announced the launch of our Systematic HLA Epitope Ranking Pan Algorithm (“SHERPA”), our proprietary, machine learning-based tool for the comprehensive identification and characterization of cancer neoantigens. Integrated into our NeXT Platform, SHERPA enables the development of new neoantigen-based diagnostic biomarkers and novel personalized therapies. Trained on a proprietary immunopeptidomics dataset derived from engineered cell lines, SHERPA improves neoantigen presentation prediction compared to other in silico methods. With this advancement, SHERPA can enable more predictive biomarkers for cancer therapy as well as facilitate the development of neoantigen-targeting, personalized cancer therapies.

While most conventional in silico methods generally only assess the potential MHC-binding affinity and stability of identified peptides, SHERPA goes a step further by incorporating features relating to the antigen processing machinery and RNA abundance to generate a presentation rank for each detected peptide. We believe this will aid in determining the relative likelihood of a given neoantigen being presented and undergoing immunosurveillance. A large drug development customer of ours has leveraged SHERPA to characterize immune response to precision genetic therapeutics in patients with rare diseases, demonstrating the applicability of this machine learning tool in disease areas beyond cancer.

Our proprietary Neoantigen Presentation Score (“NEOPS”), also launched in December 2020, is one example of a SHERPA-derived composite biomarker that has shown promise in predicting immunotherapy response in cancer patients. NEOPS combines analysis from our state-of-the-art tumor neoantigen prediction tool, SHERPA, with mechanisms of immune evasion to better predict response to cancer therapy. NEOPS combines the tumor genomic and immune-related analytics of our NeXT Platform to create a composite biomarker that can be more effective in predicting immunotherapy response than other, simpler biomarkers.

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

Revenues in connection with our NeXT Platform were minimal prior to our current fiscal year ended December 31, 2020. In the current year ended December 31, 2020, revenues from our NeXT Platform accounted for approximately one-third of total revenues, excluding revenues from the VA MVP (discussed further below).

ACE Platform

The ACE Platform is the predecessor to our NeXT Platform. To address the limitations of typical NGS-based assay, we developed our patented Accuracy and Content Enhanced (“ACE”) technology for next-generation sequencing. ACE improves nucleic acid preparation processes and combines it with patented assay and sequencing methods to achieve superior, high-fidelity, clinical-grade sequencing quality that ensures high sensitivity for mutations that can inform clinical and therapeutic applications such as neoantigen prediction, biomarker identification, and novel drug target selection. Our ACE Platform powers multiple products and services to our customers including: ACE Extended Cancer Panel for DNA, ACE Extended Cancer Panel for RNA, ACE Cancer Research Exome, and ACE Cancer Research Transcriptome.

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

The substantial majority of our revenues since inception, excluding revenues from the VA MVP (discussed below) and our growing revenues from our NeXT Platform described above, were derived from ACE Extended Cancer Panel and Cancer Research services.

Whole Genome Sequencing

Since 2012, we have been contracted to provide DNA sequencing and data analysis services to the VA MVP. The VA MVP began collecting samples in 2011 and is a landmark research effort aimed at better understanding how genetic variations affect health. Up to two million veterans are expected to enroll in the VA MVP study. With more than 825,000 enrollees to date, the VA MVP exceeds the enrollment numbers of any single VA study or research program in the past, and is in fact one of the largest population sequencing efforts in history. In September 2017, we entered into a one-year contract with three one-year renewal option periods with the VA for the VA MVP, and received orders under this contract in September 2017, 2018, 2019, and 2020. To date, we have been contracted to deliver approximately 147,000 genome sequence data sets to the VA MVP, and we expect revenue from the contracts awarded to date to continue into 2021. This relationship with the VA MVP has enabled us to scale our operational infrastructure and achieve greater efficiencies in our lab. It has also supported our development of industry-leading, large-scale cancer genomic testing. The substantial experience that we have and expect to continue to develop in whole genome sequencing also optimally positions us for what we anticipate to be the longer-term strategic direction of the cancer genomics industry, which may include whole genome sequencing of tumors.

The VA MVP program has accounted for a substantial amount of our revenues in recent years, 71% of our total revenues in 2020, 67% in 2019, and 49% in 2018.

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

•

The information we provide to personalized cancer therapy companies is used to design therapeutics. Many biopharmaceutical companies are pursuing personalized cancer therapies, which are designed and manufactured, individually, for each patient based on genomic alterations in a given patient’s tumor. While there are many potential approaches towards developing these therapies including neoantigen therapeutics, peptide-based vaccines, RNA and DNA vaccines, virally or bacterially encoded vaccines, and adoptive cell therapies, we believe all of them can benefit from the data and analytics that our platform can generate about a patient’s tumor. We anticipate that drugs approved based on these therapeutic strategies may specify the use of our platform, enabling us to derive revenue in connection with the sale of commercial drugs, including the data generation and information processing required to treat each patient. We believe we are working with the majority of companies developing neoantigen-targeted personalized cancer therapies.

•

Our enterprise-grade operational infrastructure is scalable, enables rapid turnaround times, and is tailored to meet the unique workflow needs of our customers. We have invested significant resources to develop an operational infrastructure that allows us to easily customize our services for each of our customers and scale rapidly to meet their potential research and commercial demands. Moreover, we believe our infrastructure provides customers with visibility and control over processes, ensures consistency across all components used for the duration of each clinical trial, is fully traceable for compliance purposes, and allows us to scale while maintaining rapid turnaround times.

•

We offer a complementary liquid biopsy test, which also offers broad 20,000-gene coverage versus more narrowly focused liquid biopsy tests that are currently available. As with a tissue biopsy, we analyze all of the approximately 20,000 human genes. We are not aware of any other company developing a cfDNA platform that analyzes all of the approximately 20,000 human genes. This cfDNA may be obtained by a blood draw concurrently with a tissue sample. Together, the two samples can be used to provide a more comprehensive initial characterization of the tumor. Additionally, we expect to monitor changes in tumor genetics that arise in response to therapy through serial measurements using cfDNA samples collected across multiple time points. Our liquid biopsy assay is designed to monitor known neoantigens and detect novel neoantigens and tumor escape mechanisms that arise under therapeutic pressure.

Our Strategy

Our mission is to transform the development of next-generation cancer therapies by providing more comprehensive molecular data about each patient’s tumor. To achieve this mission, our strategy is to:

•	Drive continued adoption of our NeXT Platform and population sequencing with both new and existing customers.
•	Continue to drive the adoption and expansion of our liquid biopsy offerings.
•	Continue to invest in our infrastructure and ramp up efforts to obtain clinical and regulatory approvals for our NeXT Platform.
•	Continue to enhance and display clinical utility of the NeXT Platform through collaborations.
•	Expand our facility capacity and operational footprint to support our future growth.

•

Expand Personalis’ footprint in China through our newly formed wholly owned subsidiary, Shanghai Personalis Biotechnology Co., Ltd., and develop relationships with the local scientific and regulatory community.

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

We have the capacity to sequence and analyze approximately 200 trillion bases of DNA per week in our facility. We believe this capacity is already larger than the sequencing capacities of most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases and in support of our NeXT Liquid Biopsy. To date, we have sequenced more than 150,000 human samples, of which more than 100,000 were whole human genomes.

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

We leverage our proprietary software, laboratory automation and protocols, and other operational and technological know-how to power our NeXT Platform.

Our Industry

Over the past decade, the biopharmaceutical community has achieved major advances in the treatment of cancer, including approval of therapies capable of targeting specific genetic drivers of cancer and novel immunotherapies that empower the immune system to attack cancer cells. Despite these advances, the substantial majority of currently available cancer therapies have significant limitations, including efficacy only in certain subsets of patients, limited long-term survival rates, and significant toxicities. Moreover, the current research and development paradigm in oncology is beset by significant inefficiencies and substantial costs, with the average cost per patient in clinical trials reaching approximately $60,000 (Battelle Technology Partnership Practice, Biopharmaceutical Industry-Sponsored Clinical Trials: Impact on State Economies, March 2015). While tumor molecular profiling technologies have enhanced research and development efforts, most current tumor biopsy and liquid biopsy tests analyze a relatively narrow set of roughly only 50 to 500 tumor genes, missing key genes and immune mechanisms underlying cancer therapy. With the lack of a comprehensive profiling solution, biopharmaceutical companies often attempt to use a disparate array of tests to compensate, resulting in a fragmented view of the tumor biology, insufficient tumor sample, logistical complexities, and increased costs. The resulting data heterogeneity makes it difficult to mine for new biological insights across cohorts of patients in clinical trials. These piecemeal approaches to tumor molecular profiling often result in solutions that are difficult to use at scale, especially in a clinical or therapeutic setting where simplicity, cost, turnaround time, and validation are important.

Our platforms help biopharmaceutical companies seeking to develop more efficacious therapies by comprehensively interrogating a patient’s tumor and immune cells in detail, both to discover tumor vulnerabilities and elucidate potential therapeutic alternatives. To meet the demands of our customers, we built our NeXT Platform to be cost-effective and scalable with rapid turnaround times for tissue sample data and analytics. The NeXT Platform represents the next step of our ACE Platform, allowing customers to move up the value chain by gaining more information from a single sample. We believe that our platforms have the potential to enable a research, development, and treatment paradigm that is dynamic and adaptive to the evolving genomic and immune system landscape of patients’ tumors over time. We believe our technology will drive this evolving paradigm, which will ultimately enable our customers to develop safer and more efficacious therapeutics (see Figure 3). As the clinical utility of our platforms increases, we expect to grow our diagnostic capabilities, including the ability to guide therapy based on a patient’s changing tumor and immune system, and supporting the commercialization of therapeutics developed by our biopharmaceutical customers.

Figure 3. Personalis NeXT Platform addresses the increasingly complex understanding of cancer.

1940s
1990s
2010s
Future
Chemotherapy
Targeted Therapy
Immunotherapy & Personalized Therapy
Future of Cancer Therapy
Increasing Therapeutic & Biological Complexity
• Single targets, biomarkers
• Established mechanisms
• Multiple targets, neoantigens
• Tumor & immune interaction
• Diverse escape mechanisms
• Complex therapeutic mechanisms
• Combinations
• Continuing evolution of therapies & science
• New genomics tumor & immune biomarkers, escape mechanisms, cancer biology
Increasing Data Complexity
• ~ 50-500 genes in DNA
• Tumor only
• ~ 20,000 genes
• DNA & RNA
• Tumor and immune biomarkers
• Tumor and normal tissue
Platform Evolution
Cancer Panels
Personalis NeXT Platform

Despite the large sums invested in research and despite new treatments, cancer remains a major challenge for modern medicine and a source of high unmet medical need. According to the American Cancer Society’s Cancer Facts & Figures 2020, as of January 1, 2019, there were more than 16.9 million people in the United States who were suffering from cancer or who had previously suffered from cancer. Cancer prevalence is increasing globally as well. The World Health Organization (the “WHO”) predicted in its September 2018 estimates on the global prevalence of cancer that there would be 18.1 million new cancer cases and nearly 10 million cancer deaths globally in 2018. According to the WHO, the total economic impact of healthcare expenditure and loss of productivity resulting from cancer worldwide was approximately $1.2 trillion in 2010.

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

Commercialization Strategy

We commercialize our products in the United States and Europe through our targeted sales organization. We have also recently begun efforts to commercialize our products in China. In June 2020, we announced a partnership with a clinical genomics and life sciences company headquartered in China and our formation of a wholly owned subsidiary in Shanghai. In 2020, we derived substantially all of our revenues from our customers in the United States. Our sales representatives have extensive experience in enterprise/consultative selling in the genomics space. We augment this team with Ph.D.-level Field Application Specialists that provide deep understanding and expertise in the areas of oncology and genomics applications, ensuring top-quality pre- and post-sales customer support. Our commercial efforts are focused on demonstrating the value proposition of the NeXT Platform to biopharmaceutical customers with the goal of both increasing utilization of the product at existing accounts and to drive adoption in new targeted accounts. Our entire commercial organization promotes our ability to support biopharmaceutical customers across several application areas including biomarker discovery, new target discovery, therapy development, and treatment monitoring.

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

Our Customers

Our cancer genomic services are sold primarily to pharmaceutical companies, biopharmaceutical companies, biotechnology companies, universities, non-profits, and government entities, while services for population sequencing initiatives are sold primarily to the VA MVP, which is a government entity. Our customers include a majority of the top ten oncology-focused pharmaceutical companies, as measured by annual revenues. As of the end of our fiscal year ended December 31, 2020, 45 customers have placed orders for our NeXT Platform products.

In 2020, VA MVP accounted for 71% of our revenues. No other customer accounted for 10% or more of our revenues. In 2019, we had two customers account for 10% or more of our revenues: VA MVP at 67% and Pfizer Inc. at 13%. In 2018, we had three customers account for 10% or more of our revenues: VA MVP at 49%, Merck & Co., Inc. at 12%, and Pfizer Inc. at 10%.

Our Competition

Our principal competition comes from commercial and academic organizations using established and new laboratory tests to produce information that is similar to the information that we generate for our customers. These companies offer services that implement various technological approaches including next-generation sequencing and microarray analyses. Some of our present or potential competitors include Adaptive Biotechnologies Corporation, C2i Genomics, Inc., Caris Life Sciences, Inc., Covance Inc., which was acquired by Laboratory Corporation of America Holdings in February 2015, Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in July 2018, Freenome, Inc., Genosity, Inc., Guardant Health, Inc., Inivata Limited, Invitae Corporation, Mount Sinai Genomics, Inc. which does business under the name Sema4, Natera, Inc., NanoString Technologies, Inc., NeoGenomics, Inc., Personal Genome Diagnostics, Inc., Roche Molecular Systems, Inc., and Tempus, Inc.

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

Notwithstanding these efforts, we cannot be sure that patents will be granted with respect to any patent applications we have filed or may license or file in the future, and we cannot be sure that any patents we have or may be licensed or granted to us in the future, will not be challenged, invalidated, or circumvented, or that such patents will be commercially useful in protecting our technology. Moreover, we rely, in part, on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. However, trade secrets can be difficult to protect. While we take steps to protect and preserve our trade secrets, including by entering into confidentiality agreements with our employees, consultants, scientific advisors, and contractors, conducting an annual training for our employees to increase awareness of cybersecurity threats, and maintaining physical security of our premises and physical and electronic security of our information technology systems, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Intellectual Property Risks.”

Our patent portfolio is comprised of patents and patent applications owned by the company. These patents and patent applications generally fall into five broad categories:

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

•	clinical interpretation methods, including claims directed to methods of ranking genes associated with a phenotype and inheritance pattern; and
•	personalized genetic testing assays, including claims directed to methods for using sequencing data to create a personalized genetic test to monitor cancer progression, or the recurrence of disease.

As of December 31, 2020, we own thirteen issued U.S. and foreign patents in China and the United Kingdom and several pending U.S. and foreign patent applications. Issued U.S. patents in our portfolio of company-owned patents are expected to expire between 2033 and 2038, excluding any additional term for patent term adjustments or patent term extensions. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2040.

Government Regulations

Federal and State Laboratory Licensing Requirements

Under the CLIA, a laboratory is any facility that performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of or assessment of health. CLIA requires that a laboratory hold a certificate applicable to the type of laboratory examinations it performs and that it complies with, among other things, standards covering operations, personnel, facilities administration, quality systems and proficiency testing, which are intended to ensure, among other things, that clinical laboratory testing services are accurate, reliable and timely.

To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards. Because we are a CAP accredited laboratory, the Centers for Medicare & Medicaid Services (“CMS”) does not perform this survey and inspection and relies on our CAP survey and inspection. We also may be subject to additional unannounced inspections. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. In addition, a laboratory that is certified as “high complexity” under CLIA may develop, manufacture, validate, and use proprietary tests referred to as laboratory developed tests (“LDTs”). CLIA requires analytical validation including accuracy, precision, specificity, sensitivity, and establishment of a reference range for any LDT used in clinical testing. The regulatory and compliance standards applicable to the testing we perform may change over time, and any such changes could have a material effect on our business.

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

Although the FDA regulates medical devices, including IVDs, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the FDC Act and FDA regulations with respect to LDTs, which are a subset of IVDs that are intended for clinical use and developed, validated, and offered within a single laboratory for use only in that laboratory. We market our diagnostic test based on the NeXT Platform as an LDT. As a result, we believe our diagnostic services are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDC Act provisions.

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

HIPAA and HITECH

Under the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), the U.S. Department of Health and Human Services (“HHS”) issued regulations that establish uniform standards governing the conduct of certain electronic healthcare transactions and requirements for protecting the privacy and security of protected health information (“PHI”), used or disclosed by covered entities and business associates. Covered entities and business associates are subject to HIPAA and HITECH. Our subcontractors that create, receive, maintain, transmit, or otherwise process PHI on behalf of us are HIPAA “business associates” and must also comply with HIPAA as a business associate.

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the former Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, former President Trump signed two executive orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress considered legislation that would repeal, or repeal and replace, all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

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

Material Agreements

VA MVP Agreement

On September 28, 2017, we entered into a contract with the VA for the VA MVP to provide them with a combination of whole genome sequencing services (the “VA MVP Agreement”). The performance period for the services includes a base period of one year (September 2017 through August 2018), with three one-year renewal option periods that may be exercised upon discretion of the VA MVP (September 2018 through August 2019; September 2019 through August 2020; and September 2020 through August 2021). Each task order issued against the VA MVP Agreement has a separate period of performance and is subject to the terms and conditions of the VA MVP Agreement. Funds are obligated by the VA MVP under each task order based on actual needs. To date, the VA MVP has exercised all of its three one-year renewal options, meaning that the VA MVP Agreement expires at the end of August 2021 and there are no remaining renewal options. Our current task order extends through August 2021. In order for us to provide additional services to the VA MVP after August 2021, we would need to receive an additional task order before the VA MVP Agreement expires in September 2021, or enter into a new services agreement with the VA MVP.

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

Agreements with Illumina

On March 1, 2019, we received a quotation for supply of genetic analysis products (the “Quote”) from Illumina. The Quote provided information as to the cost of five NovaSeqTM6000 Sequencing System instruments. The term of the Quote extended through March 31, 2019. On March 20, 2019, we submitted a purchase order to Illumina for five NovaSeqTM6000 Sequencing System instruments, four of which we have received and one of which will be received on or before the due date of March 23, 2023.

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

On March 26, 2019, we entered into a pricing agreement with Illumina, which provides pricing terms for the NovaSeq™ 5000/6000 S4 Reagent Kit (each, a “Kit”). The pricing agreement had a purchase commitment of $1.7 million by June 30, 2019 to purchase these Kits, which we fulfilled in the ordinary course of business. The term of the pricing agreement extends through December 31, 2022.

From time to time, we receive quotations for supply of genetic analysis products from Illumina that provide for pricing terms on Illumina products outside of those discussed above.

Human Capital Management within Our Company

We recognize that our employees are both our most valuable asset and our most important investment. The success of our organization is reliant upon each individual’s significant contribution to our corporate culture and goals. Following is a list of our core company values:

•	Integrity
•	Respect
•	Teamwork and collaboration
•	Commitment to scientific excellence
•	Dedication to discovery and innovation
•	Passion

We understand that our future depends upon the attraction, retention, and engagement of a talented, diverse, and committed team that can thrive and innovate in a supportive and safe environment. Our efforts to ensure this occurs across the enterprise include offering competitive total rewards programs, ongoing training and development, commitment to the safety and health of our employees, and support for our employees during the unprecedented global circumstances that began in 2020.

Many of our insights and adaptations during 2020 related to the hiring and support of our employees are expected to be continued through 2021. These include additional outreach and enhanced communication by our leadership and employees at multiple levels and support for more flexible work plans.

At a foundational level, employees receive training related to workplace safety and emergency preparedness, awareness and expectations of inclusion and diversity, required data protection, and other regulatory matters. Our Diversity Committee identifies learnings employees can benefit from including insights from employees with different backgrounds and opportunities to actively contribute at work and in our communities to support diversity and inclusiveness. As an example, we have made visible the contributions of various groups to the science that informs our work at Personalis.

We believe engagement and retention is especially critical at Personalis given the complex and highly technical nature of our work. Successfully onboarding new employees involves a significant commitment from managers and fellow employees. Retaining newly hired team members is also critical given the relatively small number of applicants who meet our requirements and the competitive market for such talent. Our approach involves ongoing internal and external reviews and benchmarking of the competitiveness of our offerings, including in the following areas: cash and equity compensation, benefits, workplace flexibility, and career growth and development opportunities. As a company with significant growth plans, we expect to continue not only with our current efforts, but to broaden them with input from employees and managers, as well as comparisons with others in our industries and other sectors.

As of December 31, 2020, we had 235 employees, 234 of whom were full-time employees. Of these full-time employees, 96 were in research and development, 60 in laboratory operations, 44 in commercial operations, and 34 in general and administrative functions. At this time, 227 of our full-time employees are in the United States (including 208 who are based out of our corporate headquarters in Menlo Park, California), six of our full-time employees are in Europe, and one of our full-time employees is in China. As of December 31, 2020, more than 95 of our employees had completed a Ph.D. or other advanced science or medical degree.

None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Environment

We believe we are in compliance with the regulations established by the state of California Division of Occupational Safety and Health Requirements and California Environmental Protection Agency applicable to our operations in Menlo Park, California. This includes, but is not limited to, having an Injury and Illness Prevention Program, a Hazard Communication Program, an Emergency Action Plan, a Chemical Hygiene Plan and an Exposure Control Plan, which are captured in written standard operating procedures (“SOPs”). We provide training to our employees on these SOPs. We are committed to evaluate our compliance to such regulations on a recurring basis.

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

Item 1A. Risk Factors.

Summary of Risk Factors

The following is a summary of the principal risks and uncertainties that could materially adversely affect our business, financial condition, or results of operations. You should read this summary together with the more detailed description of risk factors below under the heading “Risk Factors”.

Operational, Strategic and Business Risks

•	We have a history of losses and we expect to incur significant losses for the foreseeable future and may not be able to generate sufficient revenues to achieve or sustain profitability.
•

If we are unable to increase sales of our current services or products or successfully develop and commercialize other services or products, or are unable to successfully compete with our competitors, we may fail to generate sufficient revenues to achieve profitability and sustain our business.

•

Our operations and employees face risks related to health crises, such as the ongoing COVID-19 pandemic, that could adversely affect our operations, our financial condition, and our operations results, and the business or operations of our customers or other third parties with whom we conduct business.

•

A limited number of customers account for a substantial portion of our revenues and accounts receivable; in particular, we derive a substantial portion of our revenues from our largest customer, the VA MVP.

•

We rely on a limited number of suppliers, or in some cases, a sole supplier, for some laboratory instruments and materials, and we may not be able to replace or immediately transition to alternative suppliers if necessary.

•

We will need to invest in our infrastructure in advance of increased demand for our services; our failure to accurately forecast demand would negatively impact our business and ability to achieve or sustain profitability.

•

If our facilities become damaged or inoperable, or we are required to vacate the facilities, our ability to sell and provide our services and pursue our research and development efforts may be jeopardized.

•

If we cannot continue timely developing and improving our services and products to keep pace with rapid advances in technology, medicine, and science our operating results and competitive position could be harmed.

•

Personalized cancer therapies represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development, or delays in our inability to achieve regulatory approval, commercialization, or payor coverage, any of which could adversely affect our business.

•	The loss of key members of our executive management team or the inability to hire, retain, or motivate highly skilled personnel could adversely affect our business.
•	We may not be able to manage our growth effectively, which could prevent execution of our business strategy.
•

We may acquire businesses or assets, form joint ventures, or make investments in other companies or technologies that could harm our operating results, dilute stockholders’ ownership, or cause us to incur debt or significant expense.

•	Expansion into China and other international markets will subject us to increased regulatory oversight and regulatory, economic, social, health and political uncertainties.

Regulatory, Legal and Cybersecurity Risks

•

Complying with numerous statutes and regulations pertaining to our business is an expensive and time-consuming process, and we may be subject to regulatory action if we or our service or product offerings do not comply with applicable requirements.

•

Our internal information technology systems, or those of our third-party vendors, contractors, or consultants, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could adversely affect our business.

•

The actual or perceived failure by us, our customers, or vendors to comply with increasingly stringent laws, regulations and contractual obligations relating to privacy, data protection, and data security could harm our reputation, and subject us to significant fines and liability.

•

Our employees may engage in misconduct or other improper activities, such as noncompliance with regulatory standards and requirements, including the Foreign Corrupt Practices Act of 1977 and other anti-bribery laws, which could cause significant liability for us and harm our reputation.

•

Changes in health care policy could increase our costs, decrease our revenues, and impact sales of and reimbursement for our tests. If we decide to grow our business by developing in vitro diagnostic tests, we may be subject to reimbursement challenges.

•

The exit of the United Kingdom from the EU could lead to regulatory divergence and require us to incur additional expenses in order to develop, manufacture, and commercialize our products and services.

Intellectual Property Risks

•

Litigation or other proceedings or claims of intellectual property infringement, misappropriation, breach of license terms or other violations may require us to spend significant time and money, including damages, and could prevent us from selling our tests.

•	If we cannot license rights to use necessary technologies on reasonable terms, we may not be able to commercialize new products.
•

If we are not able to obtain, maintain and enforce patent protection for our products, services or technologies, our competitors and other third parties could develop and commercialize products, services and technologies similar or identical to ours, and our ability to successfully commercialize our products, services, and technologies may be adversely affected.

•	If we are unable to protect the confidentiality of our trade secrets and know-how, our business would be harmed.
•	Our use of “open source” software could subject our proprietary software to general release, adversely affect our ability to sell our products and services, and subject us to possible litigation.
•	If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Financial and Market Risks and Risks Related to Owning Our Common Stock

•

Certain of our customers prepay us for a portion of the future services that they expect to order and we may be required to refund some or all of those prepayments in the event of a cancellation or a reduction of services.

•	Our inability to raise additional capital on acceptable terms may adversely affect operations or expansion.
•

The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance, we may not be able to meet investor or analyst expectations, and you may lose all or part of your investment.

•	Our quarterly results may fluctuate significantly, which could adversely impact our common stock’s value.
•	Insiders may exercise significant control over our company and will be able to influence corporate matters.
•

Sales of shares by existing stockholders, the perception that such sales could occur, or future sales and issuances by us of our common stock or rights to purchase common stock could cause the stock price of our common stock to decline.

•	Achieving a return on your investment will depend on appreciation of the value of our common stock.
•

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

•	Our ability to use net operating losses to offset future taxable income may be subject to limitations.
•

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock; our amended and restated certificate of incorporation has an exclusive forum provision, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

•

Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our financial statements. Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our audited consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition, and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.

Operational, Strategic and Business Risks

We have a history of losses, and as our costs increase, we expect to incur significant losses for the foreseeable future and may not be able to generate sufficient revenues to achieve or sustain profitability.

We have incurred net losses since our inception. For the years ended December 31, 2020, 2019, and 2018 we had net losses of $41.3 million, $25.1 million, and $19.9 million, respectively. As of December 31, 2020, we had an accumulated deficit of $181.9 million. To date, we have not generated sufficient revenues to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenues sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Our operations and employees face risks related to health crises, such as the ongoing COVID-19 pandemic, that could adversely affect our financial condition and operating results. The COVID-19 pandemic could materially affect our operations, including at our headquarters in the San Francisco Bay Area, which is currently subject to restrictive orders, and the business or operations of our customers or other third parties with whom we conduct business.

Our business could be adversely impacted by the effects of a health crisis, such as the ongoing COVID-19 pandemic, that could cause significant disruption in the operations of our customers and third-party suppliers upon whom we rely. Our laboratory facilities (other than the facilities being developed for our use in Shanghai, China), executive team, and most of our employees are located in the San Francisco Bay Area. In the event of a health crisis that becomes widespread in or around the San Francisco Bay Area, we may proactively, or be ordered by government officials to, take precautionary measures such as suspending our lab operations, implementing alternative work arrangements for our employees, and limiting our employees’ travel activities.

Our operations have been impacted by the ongoing COVID-19 pandemic. While the state and county reopening and health orders applicable to us allow for continued operation of so-called Essential Businesses, which includes certain critical healthcare operations and services, we have substantially closed our office facilities and limited access to our laboratory facilities to protect our employees and to comply with the provisions described within the orders. We provided temporary increased pay to certain laboratory personnel in the second quarter for their work during the COVID-19 pandemic. Such increased pay was not provided in the third or fourth quarters, but we may decide to resume increased pay in the future. The previous shelter-in-place order and current reopening and health orders have negatively impacted productivity, disrupted our business, and slowed research and development activities due to us limiting access to our laboratory space that would otherwise be used by our research and development group, and, to the extent such orders remain in place, they may continue to cause such effects on our operations. The reopening and health orders may disrupt the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Additionally, we are aware of increased demand in the market for certain consumables used in COVID-19 test kits. We use such consumables in our operations, and we may face difficulties in acquiring such consumables if our suppliers prioritize orders related to COVID-19. Several of our customers, including the VA MVP, were delayed in sending us samples in the second and third quarters due to the inability to collect or ship samples during the COVID-19 pandemic, and these and additional customers may be disrupted from collecting samples or sending purchase orders and samples to us in the future. Many of our customers, potential customers and potential partners have also put in place policies restricting visitors from other companies, and therefore our sales team and members of management have been unable to meet such parties in person, which may result in reduced acquisition of new customers, fewer orders from existing customers, and fewer potential partnering opportunities. If our laboratory employees were to contract COVID-19, we may significantly curtail our laboratory operations or pause operations altogether until the imminent health risk to our employees subsided. Such disruptions in our operations, and our customers’ and suppliers’ operations, may continue to adversely affect revenues and operating results.

The global COVID-19 pandemic continues to rapidly evolve and to present serious health risks. While authorities in some areas have lifted or relaxed certain of the restrictions described above, in some cases they have subsequently re-imposed various restrictions after observing an increased rate of COVID-19 cases; for example, in December 2020, state and local authorities in California reinstated shelter-in-place orders in light of the increasing rate of COVID-19 cases and shortage of intensive care unit beds across the state. Furthermore, there is no guarantee when or if all such restrictions will be eliminated, such that we and our customers, manufacturers and suppliers will be able to safely resume operations consistent with our pre-COVID-19 operations. Vaccines against COVID-19 have been approved by the FDA and other regulatory authorities, but there is uncertainty as to when these vaccines will be widely available to our employees and the population at large and how quickly and to what extent the vaccines will impact the COVID-19 pandemic.

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

Some of our present or potential competitors, including Adaptive Biotechnologies Corporation, C2i Genomics, Inc., Caris Life Sciences, Inc., Covance Inc., which was acquired by Laboratory Corporation of America Holdings in February 2015, Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in July 2018, Freenome, Inc., Genosity, Inc., Guardant Health, Inc., Inivata

Limited, Invitae Corporation, Mount Sinai Genomics, Inc. which does business under the name Sema4, Natera, Inc., NanoString Technologies, Inc., NeoGenomics, Inc., Personal Genome Diagnostics, Inc., Roche Molecular Systems, Inc., and Tempus, Inc., may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. In addition, our present or potential competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. For example, in September 2020, Illumina, Inc. (“Illumina”) announced it had entered into an agreement to acquire GRAIL, Inc. (“GRAIL”), a company focused on early cancer detection and potentially other forms of cancer analysis using next-generation sequencing technology, which we view as a potential competitor. Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services which could force us to lower the price of our services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized products or services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.

We expect that biopharmaceutical companies will increasingly focus attention and resources on the targeted and personalized cancer diagnostic sector as the potential and prevalence of molecularly targeted oncology therapies approved by the U.S. Food and Drug Administration (the “FDA”) along with companion diagnostics increases. For example, the FDA has approved several such targeted oncology therapies that use companion diagnostics, including the anaplastic lymphoma kinase FISH test from Abbott Laboratories, Inc. for use with Xalkori® from Pfizer Inc., the BRAF kinase V600 mutation test from Roche Molecular Systems, Inc. for use with Zelboraf® from Daiichi-Sankyo/Genentech/Roche, and the BRAF kinase V600 mutation test from bioMerieux for use with Tafinlar® from GlaxoSmithKline. Since companion diagnostic tests are part of FDA labeling, non-FDA cleared tests, such as the ones we currently offer as part of our services, would be considered an off-label use and this may limit our access to this market segment. Our customers and potential customers may request, or in some cases have requested, that we consider developing and seeking FDA approval for companion diagnostic tests to accompany those customers’ therapeutic product candidates, and it may be necessary for us to do so in order to successfully compete for the business of these customers. If we do not successfully develop FDA-approved companion diagnostics, we may be at a competitive disadvantage and may be unable to increase market acceptance and sales of our other product offerings, which would prevent us from increasing or sustaining our revenues or achieving or sustaining profitability. If we were to develop one or more FDA-approved companion diagnostics, we would incur increased research and development expenses, and such activities may also divert our resources or the attention of our management and may create competing internal priorities for us.

Additionally, projects related to cancer diagnostics and particularly genomics have received increased government funding, both in the United States of America (the “U.S.”) and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products and services aimed at identifying treatment options will be developed and that these products and services may compete with our services. In addition, competitors may develop their own versions of our current or planned future services in countries where we did not apply for or receive patents and compete with us in those countries, including encouraging the use of their products or services by biopharmaceutical companies in other countries.

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenues and accounts receivable.

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenues from the U.S. Department of Veterans Affairs (the “VA”) Million Veteran Program (the “VA MVP”), which accounted for 71%, 67%, and 49% of our revenues for the years ended December 31, 2020, 2019, and 2018, respectively. Our top five customers, including the VA MVP, accounted for 87%, 90, and 82% of our revenues for the years ended December 31, 2020, 2019, and 2018, respectively. There are inherent risks whenever a large percentage of revenues are concentrated with a limited number of customers. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenues from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, while we have long-term contractual arrangements with certain of our customers, these customers are not required to purchase a minimum number of analyses. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenues and results of operations. In particular, if the VA MVP terminates our services for convenience, which it is permitted to do, such termination would have a material adverse effect on our revenues, cash position, and results of operations. Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenues, cash position, and results of operations would be materially adversely impacted. Further, if any of our other significant customers were to cease using or stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We currently derive a substantial portion of our revenues from DNA sequencing and data analysis services that we provide to our largest customer, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services is substantially reduced or if the VA MVP conducts a competitive bid process for the next contract and we do not win, our business, financial condition, operating results, and cash flows would be materially harmed.

We derive a substantial portion of our current and expected future revenues from sales of our DNA sequencing and data analysis services to the VA MVP. In September 2017, we entered into a one-year contract with three one-year option renewal periods with the VA for the VA MVP, pursuant to which we received contracted orders from the VA MVP in September 2017, 2018, 2019, and 2020. This contract expired in August 2021 and does not include a renewal option. Our current task order under this contract extends through August 2021. In order for us to provide additional services to the VA MVP after August 2021, we would need to receive an additional task order before the current contract expires in September 2021, or enter into a new services agreement with the VA MVP.

The VA MVP may initiate a competitive bidding process for its next DNA sequencing and data analysis services contract. We may not win any potential new contract in such bidding process, the value of such contract or the VA MVP contracted orders thereunder may be lower than our current contract and historical contracted orders from the VA MVP, and/or the scope or nature of the services required under such new contract may change such that we are unable to serve the VA MVP in the future.

The VA MVP’s contracted orders for DNA sequencing and data analysis services have fluctuated in value over time and are subject to the availability of funding, enrollment of veterans in the VA MVP study, and the VA MVP’s continued demand for our services among other factors. For example, the VA MVP contracted order received in September 2020 has a value of up to approximately $31 million, whereas the VA MVP contracted order received in September 2019 had a value of up to approximately $38.1 million. We have no certainty that funding will be made available for our services, or that the VA MVP will award any future contracts, contract renewals or contracted orders to us. If the priorities of the VA, the VA MVP, or the U.S. government change, including in response to the COVID-19 pandemic for example, funding for our services may be limited or not available, and our business, financial condition, and operating results and cash flows would be materially harmed. Similarly, if we do not win future VA MVP contracts and renewals (whether due to being outbid by a competitor or the VA MVP’s decision to terminate for convenience or failure to renew for whatever reason), our business, financial condition, and operating results and cash flows would be materially harmed. The success of our business and our future operating results are significantly dependent on the VA MVP’s receipt of funding for use of our services and the terms of our sales to the VA MVP, including the price per sample, the number of samples and the timing of the VA MVP’s deliveries of samples. Furthermore, we only recognize revenue under our VA MVP contract upon the receipt and processing of samples, and the timing and number of VA MVP samples we receive has been and could in the future be negatively affected by factors beyond our control, which has resulted, and may result in the future, in delaying our ability to process and recognize revenue for such samples. For example, the revenue we recognized during the contract year that began in September 2019 significantly exceeded the value of the VA MVP contracted order we received in September 2019 because we continued to receive after such date, and subsequently processed, samples under VA MVP contracted orders that remained unfulfilled as of September 2019 due to the time required for the VA to select optimal samples from its collection for research and then provide us those samples. Therefore, period-to-period comparisons of our operating results relating to VA MVP contracted orders may not be meaningful and, even if we win a potential new VA MVP contract and order with a value comparable to that of the September 2019 contracted order, the revenue we recognize under such potential new contract and order may be less than the revenue we recognized during the 2019-2020 contract year, and may also be less than the revenue we expect to recognize during the 2020-2021 contract year because we expect during the current contract year to finish processing most or all of the samples under VA MVP contracted orders that remained unfulfilled as of September 2020, in addition to samples received under the September 2020 contracted order. The timing and number of VA MVP samples may also have been or be negatively affected by the current COVID-19 pandemic. For example, in March 2020, the VA MVP announced that it was suspending sample collection due to the COVID-19 pandemic. In addition, we believe the COVID-19 pandemic may have been a contributing factor to the reduction in value of the September 2020 VA MVP contracted order compared to the September 2019 contracted order, as the VA MVP delayed new enrollment and also may have needed to divert resources to respond to the pandemic, and the COVID-19 pandemic may also negatively impact the value of any potential new VA MVP contract or order.

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

We rely on a limited number of suppliers for sequencers and other equipment and materials that we use in our laboratory operations. For example, we rely on Illumina as the sole supplier of sequencers and various associated reagents, and as the sole provider of maintenance and repair services for these sequencers. Our master subcontractor agreement with Illumina is set to expire in August 2021, and our various pricing agreements with Illumina are set to expire on various dates up to December 2022. In September 2020, Illumina announced it had entered into an agreement to acquire GRAIL, a company focused on early cancer detection and potentially other forms of cancer analysis using next-generation sequencing technology. Any disruption in Illumina’s operations, or our inability to negotiate an extension to our agreements with Illumina on acceptable terms, or at all, or any competitive pressure resulting from Illumina’s anticipated acquisition of GRAIL, could negatively impact our supply chain and laboratory operations and our ability to conduct our business and generate revenue. Our suppliers could cease supplying these materials, reagents, and equipment at any time, or fail to provide us with sufficient quantities of materials or materials that meet our specifications. Our laboratory operations could be interrupted if we encounter delays or difficulties in securing equipment, materials, reagents, or sequencers, or if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations, and reputation.

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

We currently derive our revenues from our genomic analysis conducted in our laboratories. We do not have any clinical reference or research and development laboratory facilities other than our facilities in Menlo Park, California, and the facilities being developed for our use in Shanghai, China. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fires, earthquakes, flooding, and power outages, which may render it difficult or impossible for us to sell or perform our services for some period of time. Additionally, as a result of the ongoing COVID-19 pandemic, we have limited access to our office and laboratory facilities in Menlo Park to protect the health and safety of our employees and to comply with applicable state and local orders. Northern California has recently experienced serious fires and the San Francisco Bay Area is considered to lie in an area with earthquake risk. The inability to sell or to perform our sequencing and analysis services, disruptions in our operations, or the backlog of samples that could develop if our facilities are inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation or such relationships in the future. The limited access to our laboratory facilities as a result of the COVID-19 pandemic has resulted, and may in the future result, in a loss in productivity, including delays to research and development programs. Furthermore, our facilities and the equipment we use to perform our services and our research and development work could be costly and time-consuming to repair or replace.

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

Errors, including if our tests fail to accurately detect gene variants, or mistakes, including if we fail to or incompletely or incorrectly identify the significance of gene variants, could have a significant adverse impact on our business. We classify variants in accordance with guidelines that are subject to change and subject to our interpretation. There have also been and could in the future be flaws in the databases, third-party tools or algorithms we use, or in the software that handles automated parts of our classification protocol. If we receive poor quality or degraded samples, our tests may be unable to accurately detect gene variants or we may fail to or incompletely or incorrectly identify the significance of gene variants, which could have a significant adverse impact on our business.

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

In the EEA (and Northern Ireland) the new European Union (“EU”) In Vitro Diagnostic Device Regulation (the “IVDR”) entered into force on May 25, 2017, replacing the In-Vitro Diagnostic Directive (the “IVDD”) (and national legislation that implemented the IVDD in member states) as the primary legislation governing in-vitro diagnostic devices (“IVD”). Most requirements under the IVDR will not apply until the end of a transition period which is expected to occur on May 26, 2022. The IVDR broadens the scope of the regulation of IVDs and, amongst other things, tightens the requirements for clinical evidence and conformity assessment, increases transparency requirements, and introduces a requirement for a unique device identifier for every IVD. Under the IVDR there are four classes of IVDs, referred to as classes A, B, C, and D. IVDs are placed into a class based on their perceived risk to the patient and wider public. The main requirements of the IVDR apply regardless of the class which the relevant device falls into, and class A devices (including instruments and specimen receptacles) are the only devices that can be self-certified as meeting the requirements of the IVDR. The IVDR explicitly includes software used for diagnostic purposes in its scope. The IVDR requires pre-registration and post-market data collection to ensure that the device meets the relevant requirements. It is also notable that diagnostic and therapeutic services offered to customers in the EEA (and Northern Ireland) (whether directly or via intermediaries) by providers that are based outside the EEA will be covered by the IVDR. The IVDR will not apply to Great Britain (England, Wales and Scotland). These additional regulatory requirements are likely to increase the cost and time required in order to obtain regulatory approval for products in the EEA where such approval was already necessary, and in certain cases will introduce a new requirement to obtain regulatory approval where one did not exist under the IVDD arrangements. Further, the IVDR may result in devices being classified in a higher risk category than would have been the case under the existing IVDD arrangements.

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

As part of our business strategy, we may pursue acquisitions of complementary businesses or assets, as well as technology licensing arrangements. We may also pursue strategic alliances that leverage our core technology and industry experience to expand our offerings or distribution, or make investments in other companies. As an organization, we have limited experience with respect to acquisitions as well as the formation of strategic alliances and joint ventures. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment, and their consideration may be distracting to our management or prevent us from pursuing other opportunities. In addition, we may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. Any future such transactions by us also could result in significant write-offs, the incurrence of debt and contingent liabilities, exposure to additional liability, exposure to additional revenue concentration, additional regulatory obligations and exposure to additional potential liability, any of which could harm our operating results and future prospects. If we make any acquisitions in the future, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Integration of an acquired company or business also may require management resources that otherwise would be available for ongoing development of our existing business.

To finance any acquisitions or investments, we may choose to raise additional funds. The various ways we could raise additional funds carry potential risks. See “Financial and Market Risks and Risks Related to Owning Our Common Stock—Our inability to raise additional capital on acceptable terms in the future may limit our ability to continue to operate our business and further expand our operations.” If the price of our common stock is low or volatile, we may not be able to acquire other companies using stock as consideration. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

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

Any collaboration arrangements that we have entered into or may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our services and products.

Any current or future collaborations, including any strategic alliances or any collaborations to develop companion diagnostic tests, that we have entered or may enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which include that:

•

we may incur increased research and development expenses, and such activities may also divert management attention and resources and/or create competing internal priorities for us, which could prevent us from successfully conducting other parts of our business or collaborating with others;

•	collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•

collaborators may not pursue development and commercialization of our services or products or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive services or products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities for our collaborator;

•	collaborators could independently develop, or develop with third parties, services or products that compete directly or indirectly with our services or products;
•

collaborators with marketing, manufacturing, and distribution rights to one or more services or products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;

•	we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•	a large percentage of our revenues may be concentrated with the collaborators if the collaborations are successful and we may experience further losses if they are or later become unsuccessful;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•

disputes may arise between us and a collaborator that causes the delay or termination of the research, development, or commercialization of our current or future services or products or that results in costly litigation or arbitration that diverts management attention and resources;

•

collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future services or products;

•

collaborators may own or co-own intellectual property covering our services or products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property;

•

collaborators’ activities or use of our services or deliverables may create additional regulatory obligations and could lead to side effects or adverse events in patients, exposing us to potential liability or regulatory review; and

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

We may in the future expand our business and operations into international jurisdictions in which we have limited operating experience, including with respect to seeking regulatory approvals and marketing and selling products and services. For example, in June 2020, we announced our intention to expand into China. As we expand internationally, our operations in these jurisdictions may be adversely affected by general economic conditions and economic and fiscal policy, including changes in exchange rates and controls, interest rates and taxation policies, increased government regulation, social instability, local or regional health crises, and political, economic or diplomatic developments in the future. Certain jurisdictions have, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries. Rioting, military activity, terrorist attacks, or armed hostilities could cause our operations in such jurisdictions to be adversely affected or suspended. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. In addition, anti-bribery and anti-corruption laws may conflict with some local customs and practices in foreign jurisdictions. Our international operations may subject us to heightened scrutiny under the FCPA, the United Kingdom (the “U.K.”) Bribery Act and similar anti-bribery laws, and could subject us to liability under such laws despite our best efforts to comply with such laws. As a result of our policy to comply with the FCPA, the U.K. Bribery Act and similar anti-bribery laws, we may be at a competitive disadvantage to competitors that are not subject to, or do not comply with, such laws. Further, notwithstanding our compliance programs, there can be no assurances that our policies will prevent our employees or agents from violating these laws or protect us from any such violations. Additionally, we cannot predict the nature, scope or impact of any future regulatory requirements that may apply to our international operations or how foreign governments will interpret existing or new laws. Alleged, perceived, or actual violations of any such existing or future laws by us or due to the acts of others, may result in criminal or civil sanctions, including contract cancellations or debarment, and damage to our reputation, any of which could have a material adverse effect on our business.

Regulatory, Legal and Cybersecurity Risks

Our tests may be subject to regulatory action if regulatory agencies determine that our tests do not appropriately comply with statutory and regulatory requirements enforced by the U.S. Food and Drug Administration, and/or CLIA requirements for quality laboratory testing.

The laws and regulations governing the marketing of clinical laboratory tests are extremely complex and in many instances there are no significant regulatory or judicial interpretations of these laws and regulations. The Federal Food, Drug and Cosmetic Act (the “FDC Act”) defines a medical device to include any instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including a component, part, or accessory, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals. Some of our tests may be considered by the FDA to be in vitro diagnostic products that are subject to regulation as medical devices. Among other things, pursuant to the FDC Act and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the U.S. to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices.

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

The IVDR includes limited exemptions for LDTs, but such exemptions only apply to laboratories that are part of health institutions established in the EEA, and so any services undertaken outside of the EEA (for example at our facilities in the U.S.) will not be covered by such exemptions. In any event, such exemptions are limited in their scope, and only apply if a number of conditions are met, including that the health institution justifies that the “target patient group’s specific needs cannot be met, or cannot be met at the appropriate level of performance by an equivalent device available on the market” and do not cover devices that are manufactured on an “industrial scale”. Even where an exemption is applicable, such IVDs will still be subject to certain requirements under the IVDR. It is therefore unlikely that our tests will benefit from any exemption on the basis of being LDTs and will have to comply with the IVDR in full if we offer such tests to customers in the EEA (and Northern Ireland) (whether directly or via intermediaries).

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

We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory in Menlo Park, including the training and skills required of personnel and quality control. Several other states in which we operate also require that we hold licenses to test specimens from patients in those states, under certain circumstances. For example, our clinical reference laboratory is required to be licensed on a product-specific basis by New York as an out-of-state laboratory, and our products, as LDTs, must be approved by the New York State Department of Health (the “NYDOH”) on a product-by-product basis before they are offered in New York. We are subject to periodic inspection by the NYDOH and are required to demonstrate ongoing compliance with NYDOH regulations and standards. To the extent NYDOH identified any non-compliance and we are unable to implement satisfactory corrective actions to remedy such non-compliance, the State of New York could withdraw approval for our tests. Additionally, states such as Maryland, Pennsylvania, and Rhode Island may also require us to maintain out-of-state licenses. Other states may have similar requirements or may adopt similar requirements in the future. Although we have obtained licenses from states where we believe we are required to be licensed, we may become aware of other states that require out-of-state laboratories to obtain licensure in order to accept specimens from the state, and it is possible that other states currently have such requirements or will have such requirements in the future. We may also be subject to regulation in foreign jurisdictions as we seek to expand international utilization of our tests or such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of human blood necessary for us to perform our tests that may limit our ability to make our tests available outside of the U.S. Complying with licensure requirements in new jurisdictions may be expensive and/or time-consuming, may subject us to significant and unanticipated delays, or may be in conflict with other applicable requirements.

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

Failure to comply with the IVDR may result in a range of enforcement actions. Penalties under the IVDR are devolved to national governments, but the IVDR requires that such measures are “effective, proportionate, and dissuasive.” Initial indications suggest that penalties for breaches of the IVDR are likely to include fines and, potentially, prison sentences.

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

If our security measures are compromised, or our information technology systems or those of our vendors, and other relevant third parties fail or suffer security breaches, loss or leakage of data, and other disruptions, this could result in a material disruption of our services, compromise sensitive information related to our business, harm our reputation, trigger breach notification obligations, prevent us from accessing critical information, and expose us to liability or other adverse effects to our business.

In the ordinary course of our business, we collect, process, and store proprietary, confidential, and sensitive information, including protected health information (“PHI”), personally identifiable information (“PII”), credit card and other financial information, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or our customers, payors, and other parties. It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. We depend on information technology and telecommunications systems for significant elements of our operations and we have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including, for example, systems handling human resources, financial reporting and controls, customer relationship management, regulatory compliance, and other infrastructure operations. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit, and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors, as we have outsourced elements of our operations to third parties and as a result a number of third-party vendors and other contractors and consultants have access to our proprietary, confidential, and sensitive information.

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

Notwithstanding the implementation of security measures, given the size and complexity of our internal information technology systems and those of our third-party vendors and other contractors and consultants, and the increasing amounts of proprietary, confidential, and sensitive information that they maintain, such information technology systems are potentially vulnerable to breakdown, service interruptions, system malfunction, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our personnel, third-party vendors, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information), which may compromise our system infrastructure, or that of our third-party vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through accidental actions or omissions by trusted insiders, cyber-attacks or cyber intrusions, including by computer hackers, viruses, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased; in particular, during the COVID-19 pandemic we have observed an increase in attempted attacks against our data systems. Additionally, in connection with the ongoing COVID-19 pandemic, most of our personnel are working remotely, which may increase the risk of security breaches, loss of data, and other disruptions as a consequence of more personnel accessing sensitive and critical information from remote locations. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, hostile foreign governments or agencies, or cybersecurity researchers. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our services could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to personnel error, malfeasance, or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost, or stolen.

Any such access, breach, or other loss of information could result in legal claims or proceedings, liability under domestic or foreign privacy, data protection, and data security laws such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and penalties. Notice of certain security breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services (“HHS”), and for extensive breaches, notice may need to be made to the media or state attorneys general. Such a notice could harm our reputation and our ability to compete. Although we have implemented security measures and a formal, dedicated enterprise security program to prevent unauthorized access to patient data, such data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach. Unauthorized access, loss, or dissemination could also damage our reputation or disrupt our operations, including our ability to conduct our analyses, deliver test results, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process, and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business.

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

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. Similarly, the California Consumer Privacy Act (“CCPA”) allows consumers a private right of action when certain personal information is subject to unauthorized access and exfiltration, theft or disclosure due to a business’ failure to implement and maintain reasonable security procedures. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or PII, for the treatment of genetic data, along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenues and/or subject us to additional liabilities.

The actual or perceived failure by us, our customers, or vendors to comply with increasingly stringent laws, regulations and contractual obligations relating to privacy, data protection, and data security could harm our reputation, and subject us to significant fines and liability.

We are subject to numerous domestic and foreign laws and regulations regarding privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our contractual obligations to customers and third parties related to privacy, data protection, and data security. The actual or perceived failure by us, our customers, our vendors, or other relevant third parties to address or comply with these laws, regulations, and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, reduce the use of our services, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition, and results of operations.

For example, the EU adopted the General Data Protection Regulation (EU) 2016/679 (“GDPR”), which imposes onerous and comprehensive privacy, data protection, and data security obligations onto data controllers and processors, including, as applicable, contractual privacy, data protection, and data security commitments, expanded disclosures to data subjects about how their personal information is used, honoring individuals’ data protection rights, limitations on retention of personal information, additional requirements pertaining to sensitive information (such as health data) and pseudonymized (i.e., key-coded) data, data breach notification requirements, and higher standards for obtaining consent from data subjects. Penalties for non-compliance with the GDPR can be significant and include fines in the amount of the greater of €20 million or 4% of global turnover and restrictions or prohibitions on data processing, which could limit our ability to do business in the EU, reduce demand for our services, and adversely impact our business and results of operations. The GDPR also provides that EU member states may introduce further conditions, including limitations, to make their own further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share European data, or could cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition. Assisting our customers, partners, and vendors in complying with the GDPR, or complying with the GDPR ourselves, may cause us to incur substantial operational costs or require us to change our business practices.

European privacy, data protection, and data security laws, including the GDPR, generally restrict the transfer of personal information from the U.K., EEA and Switzerland to the U.S. and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. There is uncertainty on how to implement such safeguards and how to conduct such transfers in compliance with the GDPR, and certain safeguards may not be available or applicable with respect to some or all of the personal information processing activities necessary to research, develop and market our products and services. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks. However, the EU-U.S. Privacy Shield framework was invalidated in July 2020 in a decision by the Court of Justice of the EU and the Swiss-U.S. Privacy Shield Framework was declared as inadequate by the Swiss Federal Data Protection and Information Commissioner. The decision by the Court of Justice and the announcement by the Swiss Commissioner both raised questions about whether one of the primary alternatives to the Privacy Shield frameworks, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the U.S. or most other countries. Authorities in the U.K. may similarly invalidate use of the EU-U.S. Privacy Shield and raise questions on the viability of the Standard Contractual Clauses. In November 2020, EU regulators proposed a new set of Standard Contractual Clauses, which impose additional obligations and requirements with respect to the transfer of EU personal data to other jurisdictions, which may increase the legal risks and liabilities under the GDPR and local EU laws associated with cross-border data transfers, and result in material increased compliance and operational costs. If we are unable to implement a valid solution for personal information transfers to the U.S. and other countries, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe to the U.S. or other countries may decrease demand for our products and services as our customers that are subject to the GDPR may seek alternatives that do not involve personal information transfers out of Europe. At present, there are few, if any, viable alternatives to the Privacy Shield and the Standard Contractual Clauses.

In addition, it is unclear whether the transfer of personal information from the EU to the U.K. will continue to remain lawful under the GDPR in light of Brexit. Pursuant to a post-Brexit trade deal between the U.K. and the EU, transfers of personal information from the EEA to the U.K. are not considered restricted transfers under the GDPR for a period of up to six months from January 1, 2021. However, unless the EU Commission makes an adequacy finding with respect to the U.K. before the end of that period, the U.K. will be considered a “third country” under the GDPR and transfers of European personal information to the U.K. will require an adequacy mechanism to render such transfers lawful under the GDPR. Additionally, although U.K. privacy, data protection and data security law is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated notwithstanding Brexit.

Regulation of privacy, data protection, and data security has also become more stringent in the U.S. New laws are also being considered at both the state and federal levels, and legislatures of states such as California have already passed and enacted privacy legislation. For example, the CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA imposes additional obligations relating to consumer data on companies doing business in California beginning January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA and will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law.

Compliance with U.S. and foreign privacy, data protection, and data security laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Moreover, complying with these various laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We typically rely on our customers to obtain valid and appropriate consents from data subjects whose genetic samples and data we process on such customers’ behalf. Given that we do not typically obtain direct consent from such data subjects and we do not audit our customers to ensure that they have obtained the necessary consents required by law, the failure of our customers to obtain consents that are valid under applicable law could result in our own non-compliance with privacy laws. Such failure to comply with U.S. and foreign privacy, data protection, and data security laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with privacy, data protection, and data security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, and results of operations.

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
•

he federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, biologicals, and medical devices or supplies that require premarket approval by or notification to the FDA, and for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (“CHIP”), with certain exceptions, to report annually to CMS information related to (i) payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members, which will be expanded beginning in 2022, to require applicable manufacturers to report information regarding payments and other transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives during the previous year;

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

As a clinical laboratory, our business practices may face additional scrutiny from government regulatory agencies such as the Department of Justice, the HHS Office of Inspector General (the “OIG”), and CMS. Certain arrangements between clinical laboratories and referring physicians have been identified in fraud alerts issued by the OIG as implicating the Anti-Kickback Statute. The OIG has stated that it is particularly concerned about these types of arrangements because the choice of laboratory, as well as the decision to order laboratory tests, typically are made or strongly influenced by the physician, with little or no input from patients. Moreover, the provision of payments or other items of value by a clinical laboratory to a referral source could be prohibited under the Stark Law unless the arrangement meets all criteria of an applicable exception. The government has been active in enforcement of these laws as they apply to clinical laboratories.

The growth of our business and our expansion outside of the U.S. may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and reputational harm and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including significant administrative, civil and criminal penalties, damages, fines, imprisonment, exclusion from participation in federal healthcare programs, refunding of payments received by us, integrity oversight and reporting obligations, and curtailment or cessation of our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

We could be adversely affected by violations of the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and other worldwide anti-bribery laws.

We are subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Other U.S. companies in the medical device and pharmaceutical fields have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the U.K.’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition or results of operations. We could also incur severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.

If we decide to grow our business by developing in vitro diagnostic tests, we may be subject to reimbursement challenges.

The coverage and reimbursement status of newly approved or cleared laboratory tests, including our NeXT Dx test, is uncertain. If we decide to seek reimbursement for our NeXT Dx test or other in vitro diagnostic tests we may develop, and if such tests are inadequately covered by insurance or ineligible for such reimbursement, this could limit our ability to market any such future tests. The commercial success of future products in both domestic and international markets may depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, managed care organizations, and other third-party payors. The government and other third-party payors are increasingly attempting to contain health care costs by limiting both insurance coverage and the level of reimbursement for new diagnostic tests. As a result, they may not cover or provide adequate payment for any future in vitro diagnostic tests that we develop. These payors may conclude that our products are less safe, less effective, or less cost-effective than existing or later-introduced products. These payors may also conclude that the overall cost of using one of our tests exceeds the overall cost of using a competing test, and third-party payors may not approve any future in vitro diagnostic tests we develop for insurance coverage and adequate reimbursement.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the former Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, former President Trump signed several Executive Orders and other directives to delay the implementation of certain requirements of the ACA. Concurrently, Congress considered legislation that would repeal, or repeal and replace, all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is uncertain when or how the Supreme Court will rule. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. Additional legislation may be enacted that further amends, or repeals, the ACA, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our and our customers’ business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates, and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the Medicare Clinical Laboratory Fee Schedule, or the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payer payment rates and volumes for their tests. CMS will use this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare reimbursement rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. In January 2020, CMS announced that data reporting for clinical diagnostic laboratory tests is delayed by one year. Moreover, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, enacted in March 2020, further delays the reporting period by an additional year. Therefore, data that was originally supposed to be reported between January 1, 2020 and March 31, 2020 must now be reported between January 1, 2022 and March 31, 2022. Covered laboratories must report data from the original data collection period of January 1, 2019 through June 30, 2019. Data reporting for these tests will then resume on a three year cycle beginning in 2025. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is still too early to predict the full impact on reimbursement for our products in development. In addition, CMS updated the statutory phase-in provisions such that, for 2020, the rates for clinical diagnostic laboratory tests may not be reduced by more than 10% of the rates for 2019. Pursuant to the CARES Act, the statutory phase-in of payment reductions has been extended through 2024 with a 0% reduction cap for 2021 and a 15% reduction cap for each of 2022, 2023, and 2024. It is unclear what impact new quality and payment programs, such as MACRA, or new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations, or cash flows.

Further, it is possible that additional governmental action is taken to address the COVID-19 pandemic. We also anticipate there will continue to be proposals by legislators at both the federal and state levels, regulators and private payers to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our tests, the coverage of or the amounts of reimbursement available for our tests from payers, including commercial payers and government payers.

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

On December 22, 2017, former President Trump signed into law comprehensive tax legislation (the “Tax Cuts and Jobs Act”) that significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, on March 27, 2020, the CARES Act was enacted, which includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the Tax Cuts and Jobs Act. On June 29, 2020, California Assembly Bill 85 (AB 85) was signed into law, which suspends the use of California net operating losses and limits the use of California research tax credits for tax years beginning in 2020 and before 2023. On December 27, 2020, the Consolidated Appropriations Act, a coronavirus relief package that extended and expanded various tax provisions, was signed into law. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, or any newly enacted federal tax legislation.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. states and territories, as well as various non-U.S. jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each jurisdiction. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the Tax Cuts and Jobs Act and the CARES Act, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

The exit of the U.K. from the EU, commonly referred to as “Brexit” could lead to regulatory divergence and require us to incur additional expenses in order to develop, manufacture, and commercialize our products and services.

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the U.K. and the EU, the U.K. was subject to a transition period until December 31, 2020 (the “Transition Period”), during which EU rules continued to apply. A deal that outlines the future trading relationship between the U.K. and the EU was agreed in December 2020 and has been approved by each EU member state and the U.K.

While the deal provides for, in most cases, tariff-free trade of goods between the U.K. and the EU, there are additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. For example, a UKCA mark will be required to sell medical devices to customers in Great Britain, rather than a CE mark.

Should the U.K. or Great Britain further diverge from the EU from a regulatory perspective (for example, by not mirroring the provisions of the IVDR), tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

Intellectual Property Risks

Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violations may require us to spend significant time and money, and could in the future prevent us from selling our tests or impact our stock price, any of which could have a material adverse effect.

Our commercial success will depend in part on our avoiding infringement of patents and infringement, misappropriation or other violations of other proprietary rights of third parties, including for example the intellectual property of competitors. There is extensive intellectual property litigation involving the biotechnology and pharmaceutical industries and genetic sequencing technology. Our activities may be subject to claims that we infringe or otherwise violate patents owned or controlled by third parties. Numerous U.S. and foreign patents and pending patent applications exist in the genetic testing market and are owned by third parties. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. For example, we are aware of several third-party issued U.S. patents and pending patent applications with claims relating to genetic sequencing technology and methodology that may be asserted against us and may be construed to encompass our products and services, including ACE ImmunoID and ImmunoID NeXT technology. In order to avoid infringing these third-party patents, we may find it necessary to or prudent to initiate invalidity proceedings against such patents or to obtain licenses from such third-party intellectual property holders. If we are not able to invalidate such patents or obtain or maintain a license on commercially reasonable terms and such third parties assert infringement claims against us, we may be prevented from exploiting our technology and our business, financial condition, results of operations, and prospects may be materially and adversely affected. We may also be unaware of patents that a third party, including for example a competitor in the genetic testing market, might assert are infringed by our business. There may also be patent applications that, if issued as patents, could be asserted against us. Patent applications in the U.S. and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. patent applications that will not be filed outside the U.S. can remain confidential until patents issue. Therefore, patent applications covering our products, services, or technologies could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our products, services, technologies, and their use. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market our products and services. Further, we may incorrectly determine that our technologies, products, or services are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products or services.

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

As we continue to commercialize our tests in their current or an updated form, launch different and expanded tests and enter new markets, other competitors might claim that our tests infringe, misappropriate or violate their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. If such a suit were brought, regardless of merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. Even if we are successful in defending against such a suit, we could incur substantial costs and diversion of the attention of our management and technical personnel in defending ourselves against such claims. A court of competent jurisdiction could hold that third-party patents asserted against us are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any products, services or technologies we may develop and any other technologies covered by the asserted third-party patents and any adverse ruling or perception of an adverse ruling in defending ourselves could have a material adverse impact on our cash position and stock price. If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such rights are invalid or unenforceable, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement; obtain one or more licenses from third parties in order to continue developing and marketing our products and technology, which may not be available on commercially reasonable terms (if at all) or may be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us; pay substantial royalties and other fees; and redesign any infringing tests or other activities, which may be impossible or require substantial time and monetary expenditure, or be prohibited from commercializing certain tests, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

In the future, we may identify additional third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new products or services. However, such licenses may not be available on acceptable terms, or at all. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our products and services. Such royalties are a component of the cost of our products or services and may affect the margins on our products and services. In addition, such licenses may be nonexclusive, which could give our competitors access to the same intellectual property licensed to us. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if our licensors fail to abide by the terms of the licenses, if our licensors fail to prevent infringement by third parties, or if the licensed patents or other rights are found to be invalid or unenforceable, our business, financial condition, results of operations, and prospects could be materially and adversely affected.

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

There are a number of recent changes to the patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the Leahy-Smith America Invents Act (the “AIA”) enacted within the last several years involves significant changes in patent legislation. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. As an example, assuming that other requirements for patentability are met, prior to March 2013, in the U.S., the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the AIA, the U.S. transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, means that the party that is first to file in the U.S. generally is awarded the patent rights, regardless of whether such party invented the claimed invention first.

The AIA also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

In addition, the patent position of companies engaged in the development and commercialization of diagnostic tests is particularly uncertain. Various courts, including the Supreme Court have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to certain diagnostic tests and related methods. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature (for example, the relationship between particular genetic variants and cancer) are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of genetic diagnostics tests would be considered natural laws. Accordingly, the evolving case law in the U.S. may adversely affect our ability to obtain patents and may facilitate third-party challenges to any owned or licensed patents. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S., and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents in such countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

Patent terms may be inadequate to protect our competitive position for an adequate amount of time.

Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies, products, and services are obtained, once the patent life has expired, we may be open to competition from competitive products. Our issued patents will expire on dates ranging from 2033 to 2038, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2040. In addition, although upon issuance in the U.S. a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our technologies, products and services, our competitive position, business, financial condition, results of operations, and prospects will be adversely affected.

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

Moreover, the patent position of biotechnology companies can be highly uncertain because it involves complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the U.S. or elsewhere. Courts frequently render opinions in the biotechnology field that may affect the patentability of certain inventions or discoveries, including opinions that may affect the patentability of methods for analyzing nucleic acid sequences.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability. Some of our patents or patent applications may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of any products or technologies that we may develop, which could lead to increased competition to our business and harm our business. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to our technologies, products, or services. Furthermore, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications for any application with an effective filing date before March 16, 2013.

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

It is also possible that we fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third party files a patent application covering, or publishes information disclosing, a similar, independently-developed invention. Such competitor’s patent application may pose obstacles to our ability to obtain or limit the scope of patent protection we may obtain. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or were the first to file for patent protection of such inventions. To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings, inter partes review proceedings, or other post-grant proceedings declared by the USPTO that could result in substantial cost to us. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, changes to the patent laws of the U.S. allow for various post-grant opposition proceedings, such as inter partes review proceedings, that have not been extensively tested, and their outcome is therefore uncertain. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Furthermore, if third parties bring these proceedings against our patents, we could experience significant costs and management distraction.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming, and unsuccessful.

Competitors may also infringe our patents or the patents of our licensing partners. In addition, our patents or the patents of our licensors may become involved in inventorship, priority, or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Further in such proceedings, the defendant could counterclaim that our asserted patent covering our product is invalid or unenforceable, and the court may agree that our asserted patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. An adverse result in any litigation or other proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Such a loss of patent protection could have a material adverse impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Filing, prosecuting, maintaining, defending, and enforcing patents on our products, services, and technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the U.S. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant challenges in establishing and enforcing their proprietary rights outside of the U.S. These challenges can be caused by the absence or inconsistency of the application of rules and methods for the establishment and enforcement of intellectual property rights outside of the U.S. In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to healthcare. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries, including EU countries, India, Japan, and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit given that we may have limited remedies available if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents and limit our potential revenue opportunities. Furthermore, patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the U.S. and foreign countries may affect our ability to obtain adequate protection for our products, services and other technologies and the enforcement of intellectual property. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application and prosecution process. Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various other governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents and/or applications. We employ reputable professionals and rely on such third parties to help us comply with these requirements and effect payment of these fees with respect to the patents and patent applications that we own. Noncompliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official communications within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case, which could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

A portion of the products or technologies licensed, developed, and/or distributed by us incorporate so-called “open source” software and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. Some open source licenses contain requirements that we disclose source code for modifications we make to the open source software and that we license such modifications to third parties at no cost. In some circumstances, distribution of our software in connection with open source software could require that we disclose and license some or all of our proprietary code in that software, as well as distribute our products or provide our services that use particular open source software at no cost to the user. We monitor our use of open source software in an effort to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code; however, there can be no assurance that such efforts will be successful. Open source license terms are often ambiguous and such use could inadvertently occur. There is little legal precedent governing the interpretation of many of the terms of these licenses, and the potential impact of these terms on our business may result in unanticipated obligations regarding our products and technologies. Companies that incorporate open source software into their products have, in the past, faced claims seeking enforcement of open source license provisions and claims asserting ownership of open source software incorporated into their products. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of an open source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of our products. In addition, if we combine our proprietary software with open source software in certain ways, under some open source licenses, we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours and otherwise adversely affect our business. These risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, financial condition, and results of operations.

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

Financial and Market Risks and Risks Related to Owning Our Common Stock

Certain of our customers prepay us for a portion of the services that they expect to order from us in the future and we may be required to refund some or all of those prepayments if a customer cancels its contract with us or reduces the level of services that it expects to receive.

Certain of our customers prepay us for a portion of the services that they expect to order from us before they place purchase orders and we deliver those services. In some cases, this prepayment can be substantial and may be paid months or a year or more in advance of these customers providing samples to us and before our delivery of the services to which some or all of the deposit relates. As of December 31, 2020, we had approximately $21.0 million in customer deposits, including $18.4 million from one customer. However, as of that date, we had $203.3 million of cash and cash equivalents, and short-term investments. We are generally not required by our contracts to retain these deposits in cash or otherwise and we have generally used these deposits to make capital expenditures and fund our operations. When a customer that has prepaid us for future services cancels its contract with us or reduces the level of services that it expects to receive, we are required to repay that customer’s deposit with little or no notice. We may not have the cash or other available resources to satisfy that repayment obligation. Even if we are able to satisfy the repayment obligation from available resources, we may need to seek additional sources of capital to fund our operations, which funding may not be available when needed or on acceptable terms. In either of those circumstances, our business, financial condition, results of operations, and reputation would be materially and adversely affected. Furthermore, in the future, customers may elect not to prepay us for our services in which case we would have to find other sources of funding for our capital expenditures and operations, which would be costly relative to the aforementioned cost-free customer deposit funding and which may not be available when needed or on acceptable terms.

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

If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or sales and marketing initiatives. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruption to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to us. While we believe our existing cash and cash equivalents, and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months, we cannot assure you that we will generate sufficient revenues from commercial sales to adequately fund our operating needs or achieve or sustain profitability.

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
•

announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations, capital commitments, or by or pertaining to our customers, particularly the VA MVP, as our largest customer;

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

Our quarterly results of operations, including our revenue, gross margin, profitability, and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. For example, the VA MVP and other large customers are not obliged to deliver tissue samples or other specimens to us at any particular time or at all. The rate at which we receive tissue samples or other specimens can vary dramatically from quarter to quarter, and is difficult or impossible for us to accurately forecast. Our receipt and processing of tissue samples and other specimens from our customers leads to our recognition of revenue, and as such the variable rates of delivery of customer samples will lead to variations in our revenues from quarter to quarter. For example, we often see fluctuations in receipt and processing of samples and revenues in the fourth quarter due, in part, to the concentration of holidays in late November and in December, and some of our biopharmaceutical customers have fiscal years ending in December, which we believe may impact the timing of samples or payments provided by such customers. Fluctuations in quarterly results may adversely impact the value of our common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed elsewhere in this “Risk Factors” section. We also may face competitive pricing pressures, and we may not be able to maintain our pricing in the future, which would adversely affect our operating results.

Insiders may exercise significant control over our company and will be able to influence corporate matters.

Acting together, our directors, executive officers and their affiliates, and holders of greater than five percent of our outstanding common stock are able to exercise significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

Future sales of shares by existing stockholders, or the perception that such sales could occur, could cause our stock price to decline.

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of December 31, 2020, we had 39,105,548 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of December 31, 2020 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, certain holders of shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

As of December 31, 2020, we had federal and state net operating loss carryforwards of approximately $159.2 million and approximately $112.7 million, respectively. Certain of our federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2031. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, federal net operating losses incurred in tax years beginning in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses for tax years beginning after 2020 is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, as modified by the CARES Act. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (including certain tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it could harm our future operating results by effectively increasing our future tax obligations. In addition, for California income tax purposes, California net operating losses and California research tax credits will be suspended and limited, respectively, for tax years beginning after 2019 but before 2023.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the U.S. will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nonetheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

The requirements of being a public company consume substantial resources, may result in litigation and may divert management’s attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may be required to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

As a public company, it may be increasingly expensive for us to obtain director and officer liability insurance and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

In addition, as a result of our disclosure obligations as a public company, we have reduced strategic flexibility as compared to our competitors that are privately-held companies, and are under pressure to focus on short-term results, which may materially and adversely affect our ability to achieve long-term profitability.

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

In connection with the preparation of our financial statements for the years ended December 31, 2017 and 2018, management identified a material weakness in our internal controls due to a lack of sufficient full-time accounting staff with requisite experience and deep technical accounting knowledge to (i) identify and resolve complex accounting issues under generally accepted accounting principles in the U.S. and (ii) allow for appropriate segregation of duties. The identified material weakness could result in misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Menlo Park, California, and comprise approximately 31,280 square feet of space, pursuant to an operating lease that expires in 2027. This lease includes an option to extend for an additional three years, at market rates that prevail at the time of our election to extend. Our CLIA-certified laboratory is located in this facility.

We believe that our facilities are sufficient to meet our current needs. We also believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on The Nasdaq Global Market under the symbol “PSNL” since June 20, 2019. Prior to our initial public offering, there was no public market for our common stock.

Holders

As of February 19, 2021, there were approximately 77 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. Selected Financial Data.

We are not providing selected financial data information as we are choosing to voluntarily comply with the revisions to Item 6 of Form 10-K, which eliminated the disclosure requirements contained in Item 301 of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part I, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Annual Report on Form 10-K.

Overview

We are a growing cancer genomics company transforming the development of next-generation therapies by providing more comprehensive molecular data about each patient’s cancer and immune response. We designed our NeXT Platform to adapt to the complex and evolving understanding of cancer, providing our biopharmaceutical customers with information on all of the approximately 20,000 human genes, together with the immune system, in contrast to many cancer panels that cover roughly only 50 to 500 genes. In parallel with the development of our platform technology, we have also pursued business within the population sequencing market, and we have provided whole genome sequencing services under contract with the U.S. Department of Veterans Affairs (the “VA”) Million Veteran Program (the “VA MVP”), which has enabled us to innovate, scale our operational infrastructure, and achieve greater efficiencies in our lab. In September 2020, we announced receipt of a new task order from the VA MVP with an approximate value of up to $31 million. The cumulative value of task orders received from the VA MVP since inception is approximately $175 million, approximately $132.5 million of which we had recognized as revenue as of December 31, 2020.

In August 2020, we launched NeXT Liquid Biopsy, which is a liquid biopsy assay that analyzes all of the approximately 20,000 human genes versus the more narrowly focused liquid biopsy assays that are currently available. By combining technological innovation, operational scale, and regulatory differentiation, our NeXT Platform is designed to help our customers obtain new insights into the mechanisms of response and resistance to therapy as well as new potential therapeutic targets. Our platform enhances the ability of biopharmaceutical companies to unlock the potential of conducting translational research in the clinic rather than with pre-clinical animal models or cancer cell lines. We also announced in January 2020 a diagnostic test, NeXT Dx Test, which is based on our NeXT Platform, that we envision being used initially by both leading clinical cancer centers as well as biopharmaceutical companies. Most recently, in December 2020, we launched two new capabilities that are integrated into our NeXT Platform: our Systemic HLA Epitope Ranking Pan Algorithm (“SHERPA”) machine learning-based tool for the comprehensive identification and characterization of cancer neoantigens, as well as our Neoantigen Presentation Score (“NEOPS”) for predicting cancer immunotherapy response. SHERPA enables the development of new neoantigen-based diagnostic biomarkers, such as our NEOPS, and novel personalized therapies.

We have the capacity to sequence and analyze approximately 200 trillion bases of DNA per week in our facility. We believe our capacity for this is already larger than the sequencing capacities of most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases and in support of our NeXT Liquid Biopsy. To date, we have sequenced more than 150,000 human samples, of which more than 100,000 were whole human genomes.

On August 14, 2020, we completed a follow-on equity offering in which we issued and sold 6,578,947 shares of common stock at a public offering price of $19.00 per share. We received net proceeds of $117.5 million after deducting underwriting discounts and commissions. We also incurred $0.4 million of offering expenses, including legal, accounting, printing and other offering-related costs.

Subsequent to the fiscal period ended December 31, 2020 covered by this Annual Report on Form 10-K, on January 29, 2021, we completed another follow-on equity offering in which we issued and sold 3,950,000 shares of common stock at a public offering price of $38.00 per share. We received net proceeds of $141.1 million after deducting underwriting discounts and commissions. The underwriters exercised their option to purchase an additional 592,500 shares shortly thereafter, resulting in additional net proceeds to us of $21.2 million after deducting underwriting discounts and commissions. In total, we raised net proceeds of $162.3 million after deducting underwriting discounts and commissions. We also incurred an estimated $0.4 million of offering expenses, including legal, accounting, printing and other offering-related costs.

Our operations have been impacted by the ongoing COVID-19 pandemic. While the state and county reopening and health orders applicable to us allow for continued operation of so-called Essential Businesses, which includes certain critical healthcare operations and services, we have substantially closed our office facilities and limited access to our laboratory facilities to protect our employees and to comply with the provisions described within the orders. We provided temporary increased pay to certain laboratory personnel in the second quarter for their work during the COVID-19 pandemic. Such increased pay was not provided in the third or fourth quarters, but we may decide to resume increased pay in the future. The previous shelter-in-place order and current reopening and health orders have negatively impacted productivity, disrupted our business, and slowed research and development activities due to us limiting access to our laboratory space that would otherwise be used by our research and development group, and, to the extent such orders remain in place, they may continue to cause such effects on our operations. The reopening and health orders may disrupt the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Additionally, we are aware of increased demand in the market for certain consumables used in COVID-19 test kits. We use such consumables in our operations, and we may face difficulties in acquiring such consumables if our suppliers prioritize orders related to COVID-19. Several of our customers, including the VA MVP, were delayed in sending us samples in the second and third quarters due to the inability to collect or ship samples during the

COVID-19 pandemic, and these and additional customers may be disrupted from collecting samples or sending purchase orders and samples to us in the future. Many of our customers, potential customers and potential partners have also put in place policies restricting visitors from other companies, and therefore our sales team and members of management have been unable to meet such parties in person, which may result in reduced acquisition of new customers, fewer orders from existing customers, and fewer potential partnering opportunities. If our laboratory employees were to contract COVID-19, we may significantly curtail our laboratory operations or pause operations altogether until the imminent health risk to our employees subsided. Such disruptions in our operations, and our customers’ and suppliers’ operations, may continue to adversely affect revenues and operating results.

The global COVID-19 pandemic continues to rapidly evolve and to present serious health risks. While authorities in some areas have lifted or relaxed certain of the restrictions described above, in some cases they have subsequently re-imposed various restrictions after observing an increased rate of COVID-19 cases; for example, in December 2020, state and local authorities in California reinstated shelter-in-place orders in light of the increasing rate of COVID-19 cases and shortage of intensive care unit beds across the state. Furthermore, there is no guarantee when or if all such restrictions will be eliminated, such that we and our customers, manufacturers and suppliers will be able to safely resume operations consistent with our pre-COVID-19 operations. Vaccines against COVID-19 have been approved by the FDA and other regulatory authorities, but there is uncertainty as to when these vaccines will be widely available to our employees and the population at large and how quickly and to what extent the vaccines will impact the COVID-19 pandemic.

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

•

Investment in product innovation to support commercial growth. Investment in research and development, including the development of new products and capabilities is critical to establish and maintain our leading position. We have invested significantly in our NeXT Platform, introducing two new products and additional capabilities in 2020 alone: NeXT Liquid Biopsy (exome-wide liquid biopsy platform), NeXT Dx Test (comprehensive genomic cancer profiling test enabling advanced composite biomarkers for cancer treatment), NeXT SHERPA and NeXT NEOPS (neoantigen prediction capabilities). We are currently investing in the development of future new product offerings, including NeXT Personal (liquid biopsy offering for personalized tumor tracking for patients), NeXT CDx (diagnostic test), and NeXT Database (comprehensive tumor immune-genomics database). We are also collaborating with key opinion leaders from academic cancer centers, such as Inova Health System and the Parker Institute for Cancer Immunotherapy, to support the clinical utility of our platform. We believe this work is critical to gaining customer adoption and expect our investments in these efforts to increase.

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

Our revenues are primarily generated through contracts with companies in the pharmaceutical industry, healthcare organizations, and government entities. Our ability to increase our revenues will depend on our ability to further penetrate this market. To do this, we are developing a growing set of state-of-the-art products, advancing our operational infrastructure, expanding our international presence, building our regulatory credentials, and expanding our targeted marketing efforts. Unlike diagnostic or therapeutic companies, we have not to date sought reimbursement through traditional healthcare payors. We sell through a small direct sales force.

We derive a substantial portion of our current and expected future revenues from sales of our DNA sequencing and data analysis services to the VA MVP. Our contract with the VA MVP does not include specific testing turnaround times. Therefore, we have the ability to modulate the volume of samples processed for the VA MVP up or down to complement sample volumes from all other customers, which can vary from period to period.

We have one reportable segment from the sale of sequencing and data analysis services. Substantially all of our revenues to date have been derived from sales in the United States.

Costs and Expenses

Costs of revenues

Costs of revenues consist of raw materials costs, personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits), laboratory supplies and consumables, depreciation and maintenance on equipment, and allocated facilities and information technology (“IT”) costs. We expect costs of revenues to increase as our revenues grow, and in the short term costs of revenues may outpace revenue growth as we invest in expanding our laboratory capacity, but over time the cost per sample processed is expected to decrease due to economies of scale we may gain as volume increases, automation initiatives, and other cost reductions.

Research and development expenses

Research and development expenses consist of costs incurred for the research and development of our products. These expenses consist primarily of personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits), laboratory supplies and consumables, costs of purchasing samples for research purposes, depreciation and maintenance on equipment, and allocated facilities and IT costs. We include in research and development expenses the costs to further develop software we use to operate our laboratory, analyze the data it generates, and automate our operations. These expenses also include costs associated with our collaborations, which we expect to increase over time.

We expense our research and development expenses in the period in which they are incurred. We expect to increase our research and development expenses as we continue to develop new products.

Selling, general, and administrative expenses

Selling expenses consist of personnel costs (salaries, commissions, bonuses, stock-based compensation, payroll taxes, and benefits), customer support expenses, direct marketing expenses, and market research. Our general and administrative expenses include costs for our executive, accounting, finance, legal, and human resources functions. These expenses consist of personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits), corporate insurance, audit and legal expenses, consulting costs, and allocated facilities and IT costs. We expense all selling, general and administrative expenses as incurred.

We expect our selling expenses will continue to increase in absolute dollars, primarily driven by our efforts to expand our commercial capability and to expand our brand awareness and customer base through targeted marketing initiatives with an increased presence both within and outside the United States. We also expect general and administrative expenses to increase as we scale our operations.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. Interest income increased significantly beginning in the second half of 2019 as a result of us investing proceeds from the initial public offering of our common stock in June 2019 (our “IPO”). More recently, interest income has been adversely impacted by recent declines in yields on debt securities. We expect that our interest income will continue to decline in the near future as the decline in yields is expected to more than offset the increased investments balances after our August 2020 and January 2021 follow-on offerings.

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

Loss on Debt Extinguishment

We incurred a loss on debt extinguishment in 2018 resulting from changes in the maturity dates of the convertible notes issued in 2017. We also incurred a loss on debt extinguishment in 2019 upon the payoff of the Growth Capital Loan. See Note 6 to our consolidated financial statements included elsewhere in this annual report.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency exchange gains and losses. In 2019, other income (expense), net also consisted of changes in fair value of convertible preferred stock warrant liability. Due to the conversion of convertible preferred stock warrants to common stock warrants upon our IPO, changes in fair value of such warrants are no longer recorded through income since our IPO. See Note 10 to our consolidated financial statements included elsewhere in this annual report for further discussion of this item. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

Trend Financial Information

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data”. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2020	2019	2018	2017
Consolidated Statements of Operations:	(in thousands, except share and per share data)
Revenues	$78,648	$65,207	$37,774	$9,393
Costs and expenses
Costs of revenues	58,534	43,127	25,969	11,736
Research and development	28,568	22,418	14,304	9,919
Selling, general and administrative	33,692	22,080	11,271	9,901
Total costs and expenses	120,794	87,625	51,544	31,556
Loss from operations	(42,146)	(22,418)	(13,770)	(22,163)
Interest income	949	1,620	293	100
Interest expense	(2)	(1,133)	(1,894)	(1,303)
Loss on debt extinguishment	—	(1,704)	(4,658)	—
Other (expense) income, net	(24)	(1,440)	150	(227)
Loss before income taxes	(41,223)	(25,075)	(19,879)	(23,593)
Provision for income taxes	(57)	(9)	(7)	(5)
Net loss	$(41,280)	$(25,084)	$(19,886)	$(23,598)
Net loss per share, basic and diluted	$(1.20)	$(1.39)	$(6.49)	$(7.78)
Weighted-average shares outstanding, basic and diluted	34,374,903	18,011,470	3,063,157	3,031,636

	December 31,
	2020	2019	2018	2017
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents, and short-term investments	$203,290	$128,289	$19,744	$22,617
Working capital	180,083	89,616	(28,291)	(22,262)
Total assets	244,842	157,291	41,670	33,563
Total debt	—	—	4,996	17,506
Long-term obligations	9,261	639	804	1,183
Total liabilities	49,897	50,601	58,654	50,171
Redeemable convertible preferred stock	—	—	89,404	75,995
Total stockholders' equity (deficit)	194,945	106,690	(106,388)	(92,603)

Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Revenues

The following table shows revenues by customer type (in thousands):

	Years Ended December 31,			Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
VA MVP	$56,154	$43,545	$18,601	29%	134%
All other customers	22,494	21,662	19,173	4%	13%
Total revenues	$78,648	$65,207	$37,774	21%	73%

The following table shows concentration of revenues by customer:

	Year Ended December 31,
	2020	2019	2018
VA MVP	71%	67%	49%
Pfizer Inc.	*	13%	10%
Merck & Co., Inc.	*	*	12%
* Less than 10% of revenues

VA MVP

The increase in revenues from the VA MVP in 2020 was driven by an increase in the volume of samples we tested in the period. This increase was driven by a significant rise in the number of samples we received from the VA MVP for testing during 2020 compared to those received for testing during 2019. Our increasingly automated laboratory has supported this higher level of sample volumes.

All Other Customers

The increase in revenues from all other customers in 2020 was driven primarily by an increase in the volume of samples we tested in the period. Approximately $1.0 million of the increase was attributed to a new biobank customer and $0.65 million of the increase in revenues was related to the completion of a research collaboration with a biopharmaceutical customer in the gene therapy space. Approximately one-third of total revenues from all other customers were derived from our NeXT Platform products, whereas revenues from NeXT products in 2019 were insignificant.

Costs and Expenses

	Year Ended December 31,			Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in thousands)
Costs of revenues	$58,534	$43,127	$25,969	36%	66%
Research and development	28,568	22,418	14,304	27%	57%
Selling, general and administrative	33,692	22,080	11,271	53%	96%
Total costs and expenses	$120,794	$87,625	$51,544	38%	70%

Costs of revenues

The increase in costs of revenues in 2020 was primarily due to the increase in revenue volume, including from the VA MVP, discussed above. The cost components related to the increase in costs of revenues were a $10.3 million increase in raw materials due primarily to higher VA MVP sample volumes; a $2.3 million increase related to personnel-related costs; a $0.9 million increase in depreciation and maintenance costs due to our additions of laboratory equipment; a $0.8 million increase in the cost of laboratory supplies and consumables; a $0.6 million increase in IT and facility costs; and a $0.5 million increase in other costs. Costs of revenues increased more than revenues primarily due to increased raw materials costs and the addition of laboratory personnel in anticipation of higher future laboratory throughput.

Research and development

The increase in research and development in 2020 was primarily due to development of new products and capabilities (such as those noted in the Factors Affecting Our Performance section above) and lab automation efforts, and consisted of an increase of $6.1 million in personnel-related costs; a $0.9 million increase in IT and facilities costs; and a $0.7 million increase in other costs, partially offset by a $1.5 million decrease in laboratory supplies and consumables for research and development projects.

Selling, general and administrative

The increase in selling, general and administrative in 2020 was due to a $8.8 million increase in personnel-related costs primarily related to increased headcount to support expansion of our commercial team; a $3.0 million increase in professional services primarily related to public company-related costs (including corporate insurance, audit fees, and legal expenses), partially offset by a $0.2 million decrease in other costs.

Interest Income, Interest Expense, Loss on Debt Extinguishment and Other Income (Expense), Net

	Year Ended December 31,			Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in thousands)
Interest income	$949	$1,620	$293	(41)%	453%
Interest expense	(2)	(1,133)	(1,894)	(100)%	(40)%
Loss on debt extinguishment	—	(1,704)	(4,658)		(63)%
Other income (expense), net	(24)	(1,440)	150
Total	$923	$(2,657)	$(6,109)

Interest income

The decrease in interest income in 2020 was driven by declines in yields on debt securities, partially offset by higher average cash and investment balances subsequent to our follow-on offering in August 2020.

Interest expense

Interest expense in 2019 included cash and non-cash interest expense related to the Revolving Loan and Growth Capital Loan. The Revolving Loan was paid off in late March 2019 with proceeds from the Growth Capital Loan. The Growth Capital Loan was fully repaid in August 2019. Since we repaid the Growth Capital Loan, we have had no outstanding debt and therefore did not incur significant interest expense in 2020.

Loss on debt extinguishment

The $1.7 million loss on debt extinguishment in 2019 resulted from the extinguishment of our $20 million Growth Capital Loan facility.

Other Income (Expense), Net

Other expense in 2020 was primarily comprised of foreign currency remeasurements. Other expense in 2019 was primarily comprised of increases in the fair values of warrants for Series B and Series C redeemable convertible preferred stock as a result of increases to the estimated fair value of our equity during the period.

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of and for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	December 31,
	2020	2019	2018
Cash and cash equivalents, and short-term investments	$203,290	$128,289	$19,744
Property and equipment, net	11,834	14,106	11,452
Contract liabilities	21,034	35,977	42,897
Total debt	—	—	4,996
Working capital	180,083	89,616	(28,291)

	Year Ended December 31,
	2020	2019	2018
Net cash (used in) provided by operating activities	$(42,653)	$(18,069)	$5,572
Net cash used in investing activities	(65,143)	(81,579)	(7,852)
Net cash provided by (used in) financing activities	121,268	134,948	(591)

From our inception through December 31, 2020, we have funded our operations primarily from $117.5 million in net proceeds from our follow-on offering in August 2020, $144.0 million in net proceeds from our IPO in June 2019, and $89.6 million from issuance of redeemable convertible preferred stock, as well as cash from operations and debt financing. As of December 31, 2020, we had cash and cash equivalents in the amount of $68.5 million and short-term investments in the amount of $134.8 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments, together with cash provided by operating activities, are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If our available cash balances, net proceeds from the offerings and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our services or other risks described in this Annual Report on Form 10-K, such as the COVID-19 pandemic, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

During 2020, cash used in operating activities of $42.7 million was a result of $41.3 million of net loss and the net negative change in operating assets and liabilities of $17.2 million ($14.9 million of which was related to reductions in outstanding customer prepayments as we fulfilled the related revenue contracts), partially offset by non-cash adjustments to net income of $15.8 million (the most significant non-cash expenses for us in 2020 were $8.2 million of stock-based compensation and $5.8 million of depreciation and amortization).

During 2019, cash used by operating activities of $18.1 million was a result of $25.1 million of net loss and the net negative change in operating assets and liabilities of $7.3 million, partially offset by non-cash negative adjustments to net income of $14.3 million.

During 2020, cash used in investing activities was $65.1 million due to net purchases of short-term investments of $61.9 million and $3.2 million acquisitions of property and equipment used for our sequencing and data analysis services. Cash provided by financing activities of $121.3 million during the same period consisted of $117.5 million net proceeds from our August 2020 follow-on offering, $2.8 million proceeds from stock option exercises, and $1.4 million proceeds from ESPP purchases, partially offset by $0.4 million payments in offering costs.

During 2019, cash used by investing activities of $81.6 million consisted of net purchases of short-term investments of $73.2 million and cash used to acquire property and equipment of $8.4 million. Cash provided by financing activities of $134.9 million during 2019 consisted primarily of $139.8 million of proceeds from our IPO, net of underwriting discounts and commissions, $1.4 million of proceeds from issuance of common stock under employee stock plans, and net proceeds from the issuance of a Growth Capital Loan of $20.0 million, partially offset by cash used to repay a revolving loan and issue and repay the Growth Capital Loan of $26.3 million.

Material Cash Requirements for Known Contractual and Other Obligations

The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of December 31, 2020. We anticipate fulfilling such commitments with our existing cash and cash equivalents and short-term investments, which amounted to $203.3 million as of December 31, 2020.

Our non-cancellable operating lease payments were $15.5 million as of December 31, 2020. The timing of these future payments, by year, can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 7, “Leases.”

We had capital expenditures commitments in the amount of approximately $1.7 million as of December 31, 2020, which was comprised primarily of laboratory equipment and computer equipment. Such purchases will likely occur within the first half of 2021. Furthermore, overall capital expenditures in 2021 will likely exceed total capital expenditures in 2020.

We previously entered into various forms of convertible debt and revolving loans to finance our operations prior to our IPO.  We paid off all remaining debt in August 2019 and have incurred no additional debt since. Further information regarding the Company’s debt issuances and payment commitments can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 6, “Borrowings.”

Certain of our customers prepay us for a portion of the services that they expect to order from us before they place purchase orders and we deliver those services. In some cases, this prepayment can be substantial and may be paid months or a year or more in advance of these customers providing samples to us and before our delivery of the services to which some or all of the deposit relates.

As of December 31, 2020, we had approximately $21.0 million in customer deposits, including $18.4 million from one customer. We are generally not required by our contracts to retain these deposits in cash or otherwise and we have generally used these deposits to make capital expenditures and fund our operations. When a customer that has prepaid us for future services cancels its contract with us or reduces the level of services that it expects to receive, we are required to repay that customer’s deposit with little or no notice. We do not expect to refund material amounts of cash under such circumstances.

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

We have evaluated the performance obligations contained in contracts with customers to determine whether any of the performance obligations are distinct, such that the customers can benefit from the obligations on their own, and whether the obligations can be separately identifiable from other obligations in the contract. For the significant majority of our contracts to date, the customer orders a specified quantity of a sequencing; therefore, the delivery of the ordered quantity per the purchase order is accounted for as one performance obligation. Our contracts include only one performance obligation—the delivery of the sequencing and data analysis services to the customer.

Fees for our sequencing and data analysis services are predominantly based on a fixed price per sample. The fixed prices identified in the arrangements only change if a pricing amendment is agreed with a customer. In limited cases we provide our customers a discount if samples received above a certain volume are purchased. In such cases, the discount applies prospectively. We have analyzed such discounts if they represent a material right provided to a customer. We have concluded that such discounts do not represent a material right provided to a customer since they are not deemed to be incremental to the pricing offered to the customer or are not enforceable options to acquire additional goods. As a result, these discounts do not constitute a material right and do not meet the definition of a separate performance obligation. We do not offer retrospective discounts or rebates. Accordingly, all of the transaction price, net of any discounts, is allocated to one performance obligation. Therefore, upon delivery of the services, there are no remaining performance obligations.

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

Item 8. Financial Statements and Supplementary Data.

PERSONALIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$68,525	$55,046
Short-term investments	134,765	73,243
Accounts receivable, net	6,349	3,300
Inventory and other deferred costs	5,639	4,606
Prepaid expenses and other current assets	5,441	3,383
Total current assets	220,719	139,578
Property and equipment, net	11,834	14,106
Operating lease right-of-use assets	10,271	1,845
Other long-term assets	2,018	1,762
Total assets	$244,842	$157,291
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,301	$7,337
Accrued and other current liabilities	11,301	6,648
Contract liabilities	21,034	35,977
Total current liabilities	40,636	49,962
Long-term operating lease liabilities	8,541	639
Other long-term liabilities	720	—
Total liabilities	49,897	50,601
Commitments and Contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 39,105,548 and 31,243,029 shares issued and outstanding at December 31, 2020 and 2019, respectively	4	3
Additional paid-in capital	376,788	247,282
Accumulated other comprehensive income (loss)	22	(6)
Accumulated deficit	(181,869)	(140,589)
Total stockholders’ equity	194,945	106,690
Total liabilities and stockholders’ equity	$244,842	$157,291

See accompanying notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues	$78,648	$65,207	$37,774
Costs and expenses
Costs of revenues	58,534	43,127	25,969
Research and development	28,568	22,418	14,304
Selling, general and administrative	33,692	22,080	11,271
Total costs and expenses	120,794	87,625	51,544
Loss from operations	(42,146)	(22,418)	(13,770)
Interest income	949	1,620	293
Interest expense	(2)	(1,133)	(1,894)
Loss on debt extinguishment	—	(1,704)	(4,658)
Other income (expense), net	(24)	(1,440)	150
Loss before income taxes	(41,223)	(25,075)	(19,879)
Provision for income taxes	(57)	(9)	(7)
Net loss	$(41,280)	$(25,084)	$(19,886)
Net loss per share, basic and diluted	$(1.20)	$(1.39)	$(6.49)
Weighted-average shares outstanding, basic and diluted	34,374,903	18,011,470	3,063,157

See accompanying notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(41,280)	$(25,084)	$(19,886)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	12	3	(5)
Change in unrealized gain on available-for-sale debt securities	16	6	—
Comprehensive loss	$(41,252)	$(25,075)	$(19,891)

See accompanying notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Redeemable					Accumulated		Total
	Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance—December 31, 2017	16,806,745	$75,995	3,051,467	$1	$3,025	$(10)	$(95,619)	$(92,603)
Equity component credited to additional paid-in capital upon Convertible Notes modification on May 31, 2018 and August 20, 2018 (see Note 6)	—	—	—	—	4,690	—	—	4,690
Convertible Notes conversion on September 20, 2018 (see Note 6); including issuance of Series C redeemable convertible preferred stock	1,667,997	13,409	—	—	—	—	—	—
Proceeds from exercise of stock options	—	—	33,840	—	99	—	—	99
Stock-based compensation	—	—	—	—	1,317	—	—	1,317
Foreign currency translation adjustment	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(19,886)	(19,886)
Balance—December 31, 2018	18,474,742	89,404	3,085,307	1	9,131	(15)	(115,505)	(106,388)
Issuance of common stock warrants	—	—	—	—	572	—	—	572
Elimination of fractional shares upon reverse stock split (see Note 8)	(39)	—	(34)	(1)	1	—	—	—
Exercise of common stock warrants	—	—	207,712	—	8	—	—	8
Conversion of Series A, B and C redeemable convertible preferred stock to common stock	(18,474,703)	(89,404)	18,474,703	2	89,402	—	—	89,404
Conversion of redeemable convertible preferred stock warrants to common stock warrants	—	—	—	—	2,086	—	—	2,086
Proceeds from initial public offering, net of expenses	—	—	9,109,725	1	139,827	—	—	139,828
Proceeds from exercise of stock options	—	—	287,932	—	713	—	—	713
Proceeds from Employee Stock Purchase Plan purchases	—	—	77,684	—	684			684
Stock-based compensation	—	—	—	—	4,858	—	—	4,858
Foreign currency translation adjustment	—	—	—	—	—	3	—	3
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(25,084)	(25,084)
Balance—December 31, 2019	—	—	31,243,029	3	247,282	(6)	(140,589)	106,690
Proceeds from follow-on offering, net of expenses	—	—	6,578,947	1	117,064	—	—	117,065
Exercise of common stock warrants	—	—	79,772	—	—	—	—	—
Proceeds from exercise of stock options	—	—	908,691	—	2,789	—	—	2,789
Proceeds from Employee Stock Purchase Plan purchases	—	—	164,164	—	1,415	—	—	1,415
Restricted stock units vested	—	—	130,945	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,238	—	—	8,238
Foreign currency translation adjustment	—	—	—	—	—	12	—	12
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(41,280)	(41,280)
Balance—December 31, 2020	—	$—	39,105,548	$4	$376,788	$22	$(181,869)	$194,945

See accompanying notes to consolidated financial statements

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(41,280)	$(25,084)	$(19,886)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	5,758	4,748	3,066
Stock-based compensation expense	8,238	4,858	1,317
Noncash operating lease cost	1,409	982	—
Amortization of premium (discount) on short-term investments	391	(39)	—
Loss on debt extinguishment	—	1,704	4,658
Change in fair value of convertible preferred stock warrant liability	—	1,403	391
Change in fair value of compound derivative instrument	—	—	(574)
Accretion of noncash interest and debt reduction	—	156	1,188
Other	60	466	(5)
Changes in operating assets and liabilities
Accounts receivable	(3,049)	1,069	(2,519)
Inventory and other deferred costs	(1,076)	(1,174)	(2,068)
Prepaid expenses and other current assets	(2,312)	(2,559)	(1,265)
Accounts payable	751	1,398	2,164
Accrued and other current liabilities	3,529	1,971	997
Contract liabilities	(14,942)	(6,920)	18,207
Operating lease liabilities	(850)	(1,048)	—
Other long-term liabilities	720	—	(99)
Net cash (used in) provided by operating activities	(42,653)	(18,069)	5,572
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(161,775)	(78,897)	—
Proceeds from maturities of available-for-sale debt securities	99,878	5,700	—
Purchases of property and equipment	(3,246)	(8,382)	(7,852)
Net cash used in investing activities	(65,143)	(81,579)	(7,852)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	117,500	144,025	—
Payments of costs related to public offerings	(435)	(4,197)	—
Proceeds from exercise or settlement of equity awards	4,203	1,396	76
Proceeds from borrowings	—	20,000	—
Payments of borrowing costs	—	(490)	—
Repayments under borrowing arrangements	—	(25,000)	(645)
Debt extinguishment costs	—	(794)	—
Other	—	8	(22)
Net cash provided by (used in) financing activities	121,268	134,948	(591)
Effect of exchange rates on cash flows and cash equivalents	7	2	(2)
Net change in cash and cash equivalents	13,479	35,302	(2,873)
Cash and cash equivalents, beginning of period	55,046	19,744	22,617
Cash and cash equivalents, end of period	$68,525	$55,046	$19,744
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1,257	$698
Income taxes paid	35	6	7
Supplemental disclosures of noncash investing and financing activities:
Acquisition of property and equipment included in accounts payable and accrued liabilities	282	41	323
Convertible Notes conversion on September 20, 2018 (see Note 6)	—	—	13,431

See accompanying notes to consolidated financial statements.

PERSONALIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company and Nature of Business

Personalis, Inc. (the “Company”) was incorporated in Delaware on February 21, 2011 and began operations in September 2011. The Company formed a wholly owned subsidiary, Personalis (UK) Ltd., in August 2013 and a wholly owned subsidiary, Shanghai Personalis Biotechnology Co., Ltd. (which is referred to as “Personalis (Shanghai) Ltd” herein), in October 2020. The Company is a growing cancer genomics company transforming the development of next-generation therapies by providing more comprehensive molecular data about each patient’s cancer and immune response. The Company provides sequencing and data analysis services to support the development of cancer therapies. The Company also provides sequencing and data analysis services to support population sequencing initiatives, which accounts for the majority of revenues. Cancer genomic services are sold primarily to pharmaceutical companies, biopharmaceutical companies, universities, non-profits, and government entities, while services for population sequencing initiatives are sold primarily to government entities. The principal markets for the Company’s services are the United States and Europe. In June 2020, the Company began partnering with a clinical genomics and life sciences company headquartered in China as a means to expand business operations into China. The Company operates and manages its business as one reportable operating segment, which is the sale of sequencing and data analysis services.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual reporting. The consolidated financial statements include the accounts of Personalis, Inc. and its wholly owned subsidiaries, Personalis (UK) Ltd. and Personalis (Shanghai) Ltd. All intercompany balances and transactions have been eliminated in consolidation.

The Company began presenting “Long-term operating lease liabilities” and “Operating lease liabilities” separately in the consolidated balance sheets and consolidated statements of cash flows, respectively, in 2020. Amounts reported in previous periods were reclassified to conform to the current presentation.

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

Initial Public Offering

On June 24, 2019, the Company completed an initial public offering (“IPO”) in which it issued and sold 9,109,725 shares of its common stock at a public offering price of $17.00 per share. The Company received net proceeds of $139.8 million after deducting underwriting discounts, commissions and offering expenses. Offering expenses were $4.2 million and consisted of fees and expenses incurred in connection with the sale of the Company’s common stock in the IPO, including legal, accounting, printing, and other IPO-related costs.

A warrant to purchase 188,643 shares of our common stock was exercised prior to completion of the IPO. In addition, in connection with the IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock were automatically converted into 18,474,703 shares of the Company’s common stock, and all then-outstanding warrants to purchase the Company’s convertible preferred stock were automatically converted into warrants to purchase 84,585 shares of the Company’s common stock, all of which were exercised as of December 31, 2020 (see Note 10).

Follow-On Offering

On August 14, 2020, the Company completed a follow-on offering in which it issued and sold 6,578,947 shares of its common stock at a public offering price of $19.00 per share. The Company received net proceeds of $117.1 million after deducting underwriting discounts, commissions, and offering expenses. Offering expenses were $0.4 million consisting of legal, accounting, printing and other offering-related costs.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company maintains an allowance for doubtful accounts, which was $0.1 million as of December 31, 2020 and 2019. During the year ended December 31, 2019, bad debt expense was $0.1 million and included in selling, general and administrative expenses. The Company had no bad debt expense in 2020 and 2018.

Significant customers are those that represent more than 10% of the Company’s total revenues or accounts receivable balance at each respective balance sheet date. For each significant customer, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenues			Accounts Receivable
	Year Ended December 31,			December 31,
	2020	2019	2018	2020	2019
VA MVP	71%	67%	49%	*	19%
Pfizer Inc.	*	13%	10%	*	23%
Merck & Co., Inc.	*	*	12%	59%	*
Indivumed GmbH	*	*	*	*	30%
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

Costs of Revenues

Costs of revenues consist of raw materials costs, personnel costs (salaries, bonuses, benefits, payroll taxes, and stock-based compensation), laboratory supplies and consumables, depreciation and maintenance on equipment, and allocated facilities and information technology costs.

Research and Development Expenses

The Company charges research and development costs to expenses as incurred, including lab and automation development costs. The expenses primarily consist of personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits), laboratory supplies and consumables, costs of purchasing samples for research purposes, depreciation and maintenance on equipment, and allocated facilities and information technology costs.

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

Foreign Currency Translation

The Company considers the functional currencies of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date, and costs and expenses are translated at average exchange rates in effect during the period. Equity transactions are translated using historical exchange rates. The effects of foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

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

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation and amortization, and are depreciated on a straight-line basis over the estimated useful lives of the related assets, which is generally three to five years for computer equipment, two years for software, three years for furniture and equipment, and five years for machinery and equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheet, and the resulting gain or loss is reflected in the consolidated statements of operations. Maintenance and repairs that are not considered improvements and do not extend the useful lives of the assets are charged to expense as incurred.

Construction-in-process assets consist primarily of computer equipment and machinery and equipment that have not yet been placed in service. These assets are stated at cost and are not depreciated. Once the assets are placed into service, assets are reclassified to the appropriate asset class based on their nature and depreciated in accordance with the useful lives above.

Leases

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. As of December 31, 2020, the Company had no finance leases.

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

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The accounting update also made minor changes to the impairment model for available-for-sale debt securities. In November of 2019, the FASB delayed the effective date for Smaller Reporting Companies to the first quarter of 2023. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures. The Company will apply the new guidance by means of a cumulative-effect adjustment to the opening retained earnings as of the beginning of the first reporting period in which the guidance is effective.

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

Note 3. Revenues

The following table presents the Company’s revenues disaggregated by customer type (in thousands):

	Year Ended December 31,
	2020	2019	2018
VA MVP	$56,154	$43,545	$18,601
All other customers	22,494	21,662	19,173
Total	$78,648	$65,207	$37,774

Revenues from countries outside of the United States, based on the billing addresses of customers, represented 5%, 4%, and 3% of the Company’s revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

Contract Assets and Liabilities

Contract assets as of December 31, 2020 were immaterial. The Company had no contract assets as of December 31, 2019.

The Company’s contract liabilities consist of customer deposits in excess of revenues recognized and are presented as current liabilities in the consolidated balance sheets.

The balance of contract liabilities was $21.0 million and $36.0 million as of December 31, 2020 and 2019, respectively. Revenues recognized in 2020, 2019, and 2018 that were included in the contract liability balance at the beginning of each reporting period were $33.8 million, $35.4 million, and $16.0 million, respectively.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized (“contracted not recognized revenues”), which include VA MVP contract liabilities and amounts that will be invoiced and recognized as revenues in future periods. Contracted not recognized revenues were $43.5 million as of December 31, 2020, which the Company expects to recognize as revenues within approximately three quarters. The Company has elected the optional exemption that allows for the exclusion of contracts with an original expected duration of one year or less.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$2,675	$1,424
Other deferred costs	2,964	3,182
Total inventory and other deferred costs	$5,639	$4,606

Property and equipment, net consists of the following (in thousands):

	December 31,
	2020	2019
Machinery and equipment	$13,854	$12,511
Computer equipment	10,467	8,855
Furniture and fixtures	440	368
Leasehold improvement	987	987
Computer software costs	278	198
Construction in progress	322	234
Total	26,348	23,153
Less: Accumulated depreciation and amortization	(14,514)	(9,047)
Property and equipment, net	$11,834	$14,106

Depreciation and amortization expense for the years ended December 31, 2020, 2019, and 2018 was $5.8 million, $4.7 million, and $3.1 million, respectively.

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued compensation	$8,041	$4,147
Operating lease liabilities	2,445	1,361
Accrued liabilities	313	689
Accrued taxes	95	210
Other current liabilities	407	241
Total accrued and other current liabilities	$11,301	$6,648

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used in such measurements as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$4,767	$—	$—	$4,767
Money market funds	22,614	—	—	22,614	Level 1
Commercial paper	41,145	—	(1)	41,144	Level 2
Total cash and cash equivalents	68,526	—	(1)	68,525
Short-term investments:
Commercial paper	25,470	—	—	25,470	Level 2
U.S. government securities	18,260	1	—	18,261	Level 2
Corporate debt securities	29,576	—	(8)	29,568	Level 2
U.S. agency securities	61,436	31	(1)	61,466	Level 2
Total short-term investments	134,742	32	(9)	134,765
Total assets measured at fair value	$203,268	$32	$(10)	$203,290

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$1,271	$—	$—	$1,271
Money market funds	12,495	—	—	12,495	Level 1
Commercial paper	41,281	—	(1)	41,280	Level 2
Total cash and cash equivalents	55,047	—	(1)	55,046
Short-term investments:
Commercial paper	17,898	—	(6)	17,892	Level 2
U.S. government securities	4,011	—	—	4,011	Level 2
Corporate debt securities	13,953	1	(6)	13,948	Level 2
U.S. agency securities	32,776	20	(2)	32,794	Level 2
Asset-backed securities	4,598	—	—	4,598	Level 2
Total short-term investments	73,236	21	(14)	73,243
Total assets measured at fair value	$128,283	$21	$(15)	$128,289

There have been no realized gains or losses on sales of marketable securities for the periods presented. No security has been in an unrealized loss position for 12 months or greater. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. As of December 31, 2020, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired.

The Company’s marketable debt securities at December 31, 2020 have maturities due in one year or less, except for debt securities with an aggregate cost basis and fair value of $21.1 million that have maturities ranging from 14 months to 23 months.

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

	Period Ended	Year Ended
	June 24, 2019	December 31, 2018
Expected term (in years)	5.01 - 5.26	5.17 - 7.00
Volatility	57.20% - 57.24%	55.56% - 56.42%
Risk-free interest rate	1.75%	2.58% - 3.01%
Dividend yield	–%	–%

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Warrant Liability	Derivative Asset	Derivative Liability
Balance — December 31, 2017	$292	$—	$671
Initial fair value of derivative asset	—	623	—
Change in fair value	391	(97)	(671)
Elimination as a result of debt extinguishment	—	(526)	—
Balance — December 31, 2018	683	—	—
Change in fair value	1,403	—	—
Reclassification of warrant liability to additional paid-in capital on conversion	(2,086)	—	—
Balance — December 31, 2019	$—	$—	$—

Note 6. Borrowings

There were no amounts outstanding under financing arrangements as of December 31, 2020 or 2019. Below are descriptions of borrowings that were outstanding for at least part of either the year ended December 31, 2019 or the year ended December 31, 2018.

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

In connection with the Term Loan, the Company issued to the bank a warrant exercisable for ten years from the date of grant to purchase 22,489 shares of the Company’s Series B redeemable convertible preferred stock at an exercise price of $4.60 per share, which was exercised in June 2019 (see Note 10).

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

Interest expense for the year ended December 31, 2018 was $0.1 million. On September 30, 2018, the Term Loan was repaid in full.

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

Certain conversion and redemption features of the Convertible Notes met the requirements for separate accounting and were accounted for as a single, compound derivative instrument. The compound derivative instrument was recorded at fair value at inception and was subject to remeasurement to fair value at each consolidated balance sheet date, with any changes in fair value recognized in the consolidated statements of operations as other income (expense), net. The estimated fair value of the compound derivative instrument was $0.5 million at issuance and was recorded as a reduction in the carrying value of the Convertible Notes and as a single, compound derivative liability. The Convertible Notes carrying value reduction was accreted using the effective interest method as interest expense over the Convertible Notes contractual period of one year. The Convertible Notes had an effective interest rate of 12.69% per year.

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

Revolving Loan

In June 2017, the Company entered into a $10.0 million revolving loan and security agreement (the “Revolving Loan”) with TriplePoint Capital LLC (“TriplePoint”). The Company borrowed $5.0 million under the Revolving Loan. Borrowings under the Revolving Loan bear an interest rate of prime, plus 6.75%. The Revolving Loan also has a 5.5% end of term loan payment on the highest outstanding principal amount. The Revolving Loan requires monthly interest-only payments until the maturity date. The Revolving Loan’s original maturity date was December 31, 2018, and in December 2018 the maturity date was further extended until March 22, 2019. Upon determining that the change in cash flows between the previous and revised credit facility was not greater than 10%, the Company accounted for the transaction as a debt modification.

In connection with the Revolving Loan, the Company issued to TriplePoint a warrant to purchase up to 62,096 shares of the Company’s Series C redeemable convertible preferred stock at an exercise price of $8.052 per share, which was exercised in August 2020 (see Note 10).

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

The Revolving Loan had an effective interest rate of 19.22% per year. Interest expense was $0.2 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively. On March 22, 2019, this Revolving Loan was repaid in full.

Growth Capital Loan

On March 22, 2019, the Company entered into a growth capital loan (the “Growth Capital Loan”) with TriplePoint to provide for a $20.0 million growth capital loan facility and had drawn down the full $20.0 million available under the facility. The Company used $5.1 million of the Growth Capital Loan to repay, in its entirety, all amounts outstanding under the Revolving Loan. Borrowings under the Growth Capital Loan bore interest at a floating rate of prime, plus 5.00% for borrowings up to $15.0 million and the prime rate plus 6.50% for borrowings greater than $15.0 million. Under the agreement, the Company was required to make monthly interest-only payments through April 1, 2020 and was required to make 36 equal monthly payments of principal, plus accrued interest, from April 1, 2020 through March 1, 2023, when all unpaid principal and interest was to become due and payable. The agreement allowed voluntary prepayment of all, but not part, of the outstanding principal at any time prior to the maturity date, subject to a prepayment fee of 1.00% of the outstanding balance if prepaid in months one through 12 of the loan term. In addition to the final payment, the Company paid an amount equal to 2.75% of each principal amount drawn under this Growth Capital Loan facility.

In connection with the Growth Capital Loan, the Company issued a warrant to purchase 65,502 shares of common stock to TriplePoint at an exercise price of $9.16 per share, which was exercised in August 2020 (see Note 11). The Company recorded the issuance-date fair value of the warrant of $0.6 million and fees paid to TriplePoint of $0.3 million as a debt discount, which was amortized over the term of the Growth Capital Loan using the effective interest rate method.

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

In August 2019, the Company entered into a noncancelable operating lease for a co-located data center space. The lease expires on August 31, 2022 and includes an option to extend the term for a period of three years immediately following the expiration of the term with rent payments to be negotiated upon such a renewal. The Company determined the extension is not reasonably certain to be exercised. In April 2020, the lease was modified to increase the data center space available for the Company’s use for the remainder of the lease term.

Operating lease cost for the years ended December 31, 2020 and 2019 was $2.3 million and $1.1 million, respectively.

As of December 31, 2020, the Company’s operating leases had a weighted-average remaining lease term of 6.4 years and a weighted-average discount rate of 10.7%. The Company’s discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s lease cannot be readily determined. Future lease payments under operating leases as of December 31, 2020 were as follows (in thousands):

Amount
2021	$2,558
2022	2,194
2023	2,047
2024	2,113
2025	2,182
2026 and thereafter	4,378
Total future minimum lease payments	15,472
Less: imputed interest	(4,486)
Present value of future minimum lease payments	10,986
Less: current portion of operating lease liability	(2,445)
Long-term operating lease liabilities	$8,541

Cash paid for operating lease liabilities, included in cash flow from operating activities in the Consolidated Statement of Cash Flows, for the years ended December 31, 2020 and 2019, was $1.7 million and $1.2 million, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities, during 2020 and 2019, were $9.8 million and $2.8 million, respectively, including the impact of adopting ASU 2016-02, Leases (Topic 842) in the first quarter of 2019.

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

For stock option grants issued prior to December 31, 2015, the Company allowed employees to exercise options granted under the 2011 Plan prior to vesting (early exercise of stock options). The unvested shares were subject to the Company’s repurchase rights at the original purchase price. Initially, the proceeds were recorded as an accrued liability from the early exercise of stock options and reclassified to common stock as the Company’s repurchase rights lapsed. There were no unvested shares subject to the Company’s repurchase rights as of December 31, 2020 and 2019.

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

Shares of common stock available for issuance under the Company’s equity incentive plans at December 31, 2020 and December 31, 2019 were as follows:

	December 31,
	2020	2019
Reserved for issuance upon exercise of options outstanding under the 2011 Plan	3,389,711	4,474,057
Reserved for issuance upon exercise or settlement of awards outstanding under the 2019 Plan	2,399,513	377,378
Reserved and available for issuance under the 2019 Plan	1,977,069	2,392,343
Reserved for issuance upon exercise or settlement of awards outstanding under the Inducement Plan	199,300	—
Reserved and available for issuance under the Inducement Plan	800,700	—
Reserved and available for issuance under the ESPP	320,582	172,316
Total number of shares reserved	9,086,875	7,416,094

Stock Option Activity

A summary of the Company’s stock option activity (excluding performance-based stock option activity summarized further below) under the 2011 Plan, 2019 Plan, and Inducement Plan for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Outstanding Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2017	2,884,527	$1.92	6.61	$5,860
Options granted	1,386,464	5.68
Options exercised	(34,426)	2.80		96
Options cancelled	(126,435)	2.96
Balance—December 31, 2018	4,110,130	$3.16	6.94	$24,716
Options granted	988,913	11.81
Options exercised	(287,932)	2.47
Options cancelled	(79,676)	6.61
Balance—December 31, 2019	4,731,435	$4.94	6.60	$29,730
Options granted	1,357,741	12.05
Options exercised	(908,691)	3.07
Options cancelled	(232,179)	7.87
Balance—December 31, 2020	4,948,306	$7.10	6.71	$146,044
Options vested and exercisable as of December 31, 2020	2,868,867	$4.24	5.21	$92,879

Options granted to new hires generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted as merit awards generally vest monthly over a three- or four-year period.

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $36.61 on December 31, 2020 and the exercise prices of the underlying stock options. Out-of-the money stock options are excluded from the aggregate intrinsic value.

The weighted-average grant date fair value of options granted was $7.17, $8.00, and $5.68 per share for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, the unrecognized stock-based compensation of unvested options was $13.3 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Valuation of Stock Options

The Company estimated the fair value of stock options (excluding performance-based stock options discussed below) using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

Year Ended December 31,
	2020	2019	2018
Expected term (in years)	5.50 - 6.40	5.00 - 6.87	1.50 - 6.35
Volatility	61.74 - 68.18%	56.20 - 63.08%	52.19 - 56.47%
Risk-free interest rate	0.36 - 1.66%	1.53 - 2.52%	2.62 - 2.88%
Dividend yield	–%	–%	–%

Performance-Based Stock Option Activity

Pursuant to the 2019 Plan, in March 2020, the Company’s board of directors granted the Company’s Chief Executive Officer a performance-based stock option (“PSO”) to purchase 421,000 shares of common stock. The PSO was subject to the Chief Executive Officer’s continued service to the Company through the date of vesting and, if the performance condition were not met within 10 years from the date of grant, the PSO would be canceled. The shares subject to the PSO would vest in full if the Company’s average market capitalization is equal to or greater than $1 billion over a 30 calendar day period. Upon a change in control, the vesting of the shares subject to the PSO would accelerate on a pro rata basis based on the price per share in such change in control transaction multiplied by the price per share at such time divided by $1 billion, with up to 100% of the shares eligible for such accelerated vesting.

A summary of the Company’s performance-based stock option activity under the 2019 Plan for the year ended December 31, 2020 is as follows:

	Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2019	—	$—	—	$—
Options granted	421,000	5.10
Options exercised	—
Options cancelled	—
Balance—December 31, 2020	421,000	$5.10	9.21	$13,266
Options vested and exercisable as of December 31, 2020	421,000	$5.10	9.21	$13,266

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $36.61 on December 31, 2020 and the exercise price of the underlying stock options. During the last quarter of 2020, the Company’s average market capitalization was equal to or greater than $1 billion over a 30 calendar day period and the PSO vested in full. As of December 31, 2020, there is no remaining unrecognized stock-based compensation cost.

Valuation of Performance-Based Stock Options

The Company estimated the fair value of the PSO using a Monte Carlo Model and the following assumptions and estimates:

2020
Performance period (in years)	10.00
Derived service period (in years)	4.55
Volatility	63.60%
Risk-free interest rate	1.02%
Dividend yield	–%
Estimated fair value (per share)	$3.31

Restricted Stock Units Activity

A summary of the Company’s RSU activity under the 2019 Plan and Inducement Plan for the years ended December 31, 2020 and 2019 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2018	—	$—
RSUs granted	120,000	8.86
RSUs vested	—	—
RSUs cancelled	—	—
Balance—December 31, 2019	120,000	$8.86	$1,308
RSUs granted	648,000	9.93
RSUs vested	(130,945)	7.09	2,991
RSUs cancelled	(17,837)	6.83
Balance—December 31, 2020	619,218	$10.41	$22,670

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

The aggregate fair value of unvested RSUs is calculated using the closing price of the Company’s common stock of $36.61 on December 31, 2020. As of December 31, 2020, the unrecognized stock-based compensation cost of unvested RSUs was $5.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The Company’s default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

ESPP Activity and Valuation

During the years ended December 31, 2020 and 2019, 164,164 and 77,684 shares of common stock were purchased, respectively, under the ESPP. The following assumptions were used to calculate the stock-based compensation for each stock purchase right granted under the ESPP during 2020: expected term of 0.5 years; expected volatility of 65.15 – 102.10%; risk-free interest rate of 0.1%; and a zero dividend yield. The resulting grant-date fair values were $8.12 and $4.29. The following assumptions were used to calculate the stock-based compensation for each stock purchase right granted under the ESPP during 2019: expected term of 0.4 – 0.5 years; expected volatility of 59.06 – 59.91%; risk-free interest rate of 1.6% - 2.1%; and a zero dividend yield. The resulting grant-date fair values were $3.48 and $5.01.

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense by function (in thousands):

	Year Ended December 31,
	2020	2019	2018
Costs of revenues	$854	$480	$177
Research and development	1,773	903	429
Selling, general and administrative	5,611	3,475	711
Total stock-based compensation expense	$8,238	$4,858	$1,317

The following is a summary of stock-based compensation expense by function (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options	$4,729	$4,217	$1,317
Performance-based stock options	1,392	280	—
RSUs	1,401	26	—
ESPP	716	335	—
Total stock-based compensation expense	$8,238	$4,858	$1,317

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

At initial recognition, the convertible preferred stock warrants were recorded at their estimated fair values ($0.1 million each initially) and were subject to remeasurement at each consolidated balance sheet date, with changes in fair value recognized as a component of net income. See Note 5 for the estimated fair values and changes in fair values relating to periods presented.

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

Subsequent to the conversion to a common stock warrant and before the end of the Company’s second quarter ended June 30, 2019, the warrant for 22,489 shares was exercised. The Company issued 19,069 shares of common stock as the warrant allowed a net share settlement. Separately, the warrant for 62,096 shares issued in June 2017 was exercised in August 2020. The Company issued 40,357 shares of common stock as the warrant allowed for a net share settlement.

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

In connection with the Growth Capital Loan agreement (see Note 6), the Company issued a warrant to purchase 65,502 shares of common stock to the lender at an exercise price of $9.16 per share. The Company recorded the issuance-date fair value of the warrant of $0.6 million in equity as the warrant met all criteria for equity classification. The warrant was exercised in September 2020 and is no longer outstanding. The Company issued 39,415 shares of common stock as the warrant allowed for a net share settlement.

Note 12. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of December 31, 2020, the Company was not involved in any material legal proceedings.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss attributable to common stockholders	$(41,280)	$(25,084)	$(19,886)
Denominator:
Weighted-average shares outstanding	34,374,903	18,011,955	3,063,516
Less: weighted-average shares subject to repurchase	—	(485)	(359)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders—basic and diluted	34,374,903	18,011,470	3,063,157
Net loss per share attributable to common stockholders—basic and diluted	$(1.20)	$(1.39)	$(6.49)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2020	2019	2018
Redeemable convertible preferred stock	—	—	18,474,742
Common stock warrants	—	127,598	188,643
Series B preferred stock warrant	—	—	22,489
Series C preferred stock warrant	—	—	62,096
Options to purchase common stock	5,369,306	4,731,435	4,110,130
Unvested restricted stock units	619,218	120,000	—
Employee stock purchase plan	58,802	75,405	—
Unvested early exercised common stock options	—	—	262
Total	6,047,326	5,054,438	22,858,362

Note 14. Income Taxes

For financial reporting purposes, loss before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(41,404)	$(25,111)	$(19,897)
Foreign	181	36	18
Loss before income taxes	$(41,223)	$(25,075)	$(19,879)

Provision for Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	26	1	2
Foreign	31	8	5
Total current	57	9	7
Provision for income taxes	$57	$9	$7

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss in 2020, 2019, and 2018 as follows:

	Year Ended December 31,
	2020	2019	2018
Expected tax (benefit) at federal statutory rate	(21)%	(21)%	(21)%
Effect of:
State taxes	(10)%	(8)%	(3)%
Change in valuation allowance	38%	28%	21%
Stock-based compensation	(4)%	2%	1%
Research and development credit	(3)%	(3)%	(3)%
Debt extinguishment	–%	–%	4%
Other	–%	2%	1%
Effective tax rate	–%	–%	–%

Tax Law Changes

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which includes several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to interest expense limitations, and an option to defer payroll tax payments for a limited period. Based on the guidance in the CARES Act, the Company deferred the payment of $0.7 million of certain payroll taxes to be paid in the future. The other provisions of the CARES Act did not have a significant impact on the Company’s consolidated financial statements.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$43,221	$30,375
Research and development credits	8,455	6,190
Deferred revenue	695	2,154
Accruals	2,260	784
Stock-based compensation	2,157	787
Operating lease liabilities	3,198	574
Other intangibles	366	426
Other	96	114
Total gross deferred tax assets	60,448	41,404
Less: Valuation allowance	(56,846)	(40,000)
Net deferred tax assets	$3,602	$1,404
Deferred tax liabilities:
Property and equipment	(612)	(875)
Operating lease right-of-use assets	(2,990)	(529)
Net deferred tax liabilities	$(3,602)	$(1,404)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of the Company’s lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $16.8 million and $7.6 million during the years ended December 31, 2020 and 2019, respectively.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2020, the Company had a net operating loss carryforward for federal income tax purposes of approximately $159.2 million, portions of which will begin to expire in 2031. The Company had a total state net operating loss carryforward of approximately $112.7 million, which will begin to expire in 2031. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2020, the Company has federal credits of approximately $4.2 million, which will begin to expire in 2031 and state research credits of approximately $4.3 million, which have no expiration date. These tax credits are subject to the same limitations discussed above.

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

The Company files U.S. federal income tax returns and various state income tax returns. Because of net operating losses and research credit carryovers, substantially all the Company’s tax years remain open to examination.

The Company has the following activity relating to unrecognized tax benefits (in thousands):

	December 31,
	2020	2019
Beginning balance	$1,581	$1,192
Gross increase—tax provision in current period	567	389
Ending balance	$2,148	$1,581

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2020, 2019, and 2018, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

Note 15. Subsequent Events

Subsequent to the annual period ended December 31, 2020 covered by this Annual Report, on January 29, 2021, we completed a follow-on offering in which we issued and sold 3,950,000 shares of common stock at a public offering price of $38.00 per share. We received net proceeds of $141.1 million after deducting underwriting discounts and commissions. The underwriters of the offering exercised their option to purchase an additional 592,500 shares shortly thereafter, resulting in additional net proceeds to us of $21.2 million after deducting underwriting discounts and commissions. In total, we raised net proceeds of $162.3 million after deducting underwriting discounts and commissions. We also incurred an estimated $0.4 million of offering expenses, including legal, accounting, printing and other offering-related costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Personalis, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Personalis, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

February 25, 2021

We have served as the Company's auditor since 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2020, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting for so long as we qualify as an “emerging growth company,” as defined under the JOBS Act.

Changes in Internal Control

None.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth under the headings “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Delinquent Section 16(a) Reports,” “Corporate Governance and Board of Directors Matters,” and “Proposal No. 1 Election of Directors—Information About Our Continuing Directors” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 in connection with the solicitation of proxies for the Company’s 2021 annual meeting of stockholders, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item is set forth under the headings “Director Compensation,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth under the headings “Equity Compensation Plans at December 31, 2020” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth under the headings “Corporate Governance and Board of Directors Matters” and “Transactions with Related Persons and Indemnification” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is set forth under the headings “Principal Accountant Fees and Services” and “Pre-Approval Procedures” under the proposal “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Form 10-K, as indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

(b)Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	6/24/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38943	3.2	6/24/2019
4.1	Description of Securities of Personalis, Inc.
4.2	Form of Common Stock Certificate of the Registrant.	S-1/A	333-231703	4.1	6/7/2019
4.3	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated December 16, 2014.	S-1	333-231703	4.2	5/23/2019
10.1#	Personalis, Inc. 2011 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1	333-231703	10.1	5/23/2019
10.2#	Personalis, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-231703	10.2	6/7/2019
10.3#	Personalis, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-231703	10.3	6/7/2019
10.4#	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1/A	333-231703	10.4	6/7/2019
10.5#	Employment Terms Letter, by and between John West and the Registrant, dated June 2, 2019.	S-1/A	333-231703	10.5	6/7/2019
10.6#	Employment Terms Letter, by and between Dr. Richard Chen and the Registrant, dated June 2, 2019.	S-1/A	333-231703	10.7	6/7/2019
10.7#	Employment Terms Letter, by and between Aaron Tachibana and the Registrant, dated June 2, 2019.	S-1/A	333-231703	10.8	6/7/2019
10.8	Lease, by and between MENLO PREHC I, LLC, MENLO PREPI I, LLC, TPI INVESTORS 9, LLC and the Registrant, dated February 2, 2015.	S-1	333-231703	10.9	5/23/2019
10.9¥	Contract No. VA240-17-D-0103, by and between the U.S. Department of Veterans Affairs and the Registrant, dated September 28, 2017.	S-1	333-231703	10.10	5/23/2019
10.10¥	Master Services Subcontract Agreement, by and between Illumina, Inc. and the Registrant, dated November 1, 2017.	S-1	333-231703	10.13	5/23/2019
10.11¥	Quotation for Supply of Genetic Analysis Products No. 4192031, by and between Illumina, Inc. and the Registrant, dated March 1, 2019.	S-1	333-231703	10.17	5/23/2019
10.12¥	Purchase Order No. P11405, by and between Illumina, Inc. and the Registrant, dated March 20, 2019.	S-1	333-231703	10.18	5/23/2019
10.13¥	Pricing Agreement, by and between Illumina, Inc. and the Registrant, dated March 26, 2019.	S-1	333-231703	10.19	5/23/2019
10.14	First Amendment to Lease, by and between MENLO PREPI I, LLC and TPI INVESTORS 9, LLC and the Registrant, dated April 8, 2020.	10-Q	001-38943	10.1	8/6/2020
10.15#	Amendment to Employment Terms Letter, by and between John West and the Registrant, dated May 6, 2020.	10-Q	001-38943	10.1	5/7/2020
10.16#	Personalis, Inc. 2020 Inducement Plan and forms of agreements thereunder.	S-8	333-238080	99.1	5/7/2020
10.17#	Personalis, Inc. Non-Employee Director Compensation Policy.
21.1	Subsidiaries of the Registrant as of December 31, 2020.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan or arrangement.
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

Date: February 25, 2021	Personalis, Inc.

	By:	/s/ Aaron Tachibana
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name and Signature	Title	Date

/s/ John West	President, Chief Executive Officer and Director	February 25, 2021
John West	(Principal Executive Officer)

/s/ Aaron Tachibana	Chief Financial Officer	February 25, 2021
Aaron Tachibana	(Principal Financial and Accounting Officer)

/s/ Patrick Balthrop	Director	February 25, 2021
Patrick Balthrop

/s/ A. Blaine Bowman	Director	February 25, 2021
A. Blaine Bowman

/s/ Alan Colowick	Director	February 25, 2021
Alan Colowick, M.D.

/s/ Karin Eastham	Director	February 25, 2021
Karin Eastham

/s/ Kenneth Ludlum	Director	February 25, 2021
Kenneth Ludlum

/s/ Jonathan MacQuitty	Director	February 25, 2021
Jonathan MacQuitty, Ph.D.

/s/ Paul Ricci	Director	February 25, 2021
Paul Ricci