Form 10-Q
period 2021-03-31
Personalis, Inc.
filed 2021-05-05
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of registrant’s Common Stock outstanding as of April 30, 2021 was 43,908,379.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$137,089	$68,525
Short-term investments	216,340	134,765
Accounts receivable, net	8,053	6,349
Inventory and other deferred costs	5,579	5,639
Prepaid expenses and other current assets	5,607	5,441
Total current assets	372,668	220,719
Property and equipment, net	11,152	11,834
Operating lease right-of-use assets	9,899	10,271
Other long-term assets	1,787	2,018
Total assets	$395,506	$244,842
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,522	$8,301
Accrued and other current liabilities	13,805	11,301
Contract liabilities	18,237	21,034
Total current liabilities	38,564	40,636
Long-term operating lease liabilities	8,162	8,541
Other long-term liabilities	360	720
Total liabilities	47,086	49,897
Commitments and Contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 43,798,661 and 39,105,548 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	542,694	376,788
Accumulated other comprehensive income (loss)	(5)	22
Accumulated deficit	(194,273)	(181,869)
Total stockholders’ equity	348,420	194,945
Total liabilities and stockholders’ equity	$395,506	$244,842

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenues	$20,881	$19,161
Costs and expenses
Costs of revenues	13,454	15,122
Research and development	9,496	6,390
Selling, general and administrative	10,421	7,274
Total costs and expenses	33,371	28,786
Loss from operations	(12,490)	(9,625)
Interest income	95	510
Interest expense	—	(2)
Other income (expense), net	(12)	8
Loss before income taxes	(12,407)	(9,109)
Provision for (benefit from) income taxes	(3)	30
Net loss	$(12,404)	$(9,139)
Net loss per share, basic and diluted	$(0.29)	$(0.29)
Weighted-average shares outstanding, basic and diluted	42,265,596	31,345,029

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(12,404)	$(9,139)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	2	(5)
Change in unrealized gain (loss) on available-for-sale debt securities	(29)	84
Comprehensive loss	$(12,431)	$(9,060)

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2019	31,243,029	$3	$247,282	$(6)	$(140,589)	$106,690
Proceeds from exercise of stock options	277,415	—	323	—	—	323
Restricted stock units vested	9,999	—	—	—	—	—
Stock-based compensation	—	—	1,249	—	—	1,249
Foreign currency translation adjustment	—	—	—	(5)	—	(5)
Unrealized gain on available-for-sale debt securities	—	—	—	84	—	84
Net loss	—	—	—	—	(9,139)	(9,139)
Balance—March 31, 2020	31,530,443	$3	$248,854	$73	$(149,728)	$99,202

Balance—December 31, 2020	39,105,548	$4	$376,788	$22	$(181,869)	$194,945
Proceeds from follow-on equity offering, net of offering costs	4,542,500	—	161,916	—	—	161,916
Proceeds from exercise of stock options	114,026	—	933	—	—	933
Restricted stock units vested	36,587	—	—	—	—	—
Stock-based compensation	—	—	3,057	—	—	3,057
Foreign currency translation adjustment	—	—	—	2	—	2
Unrealized loss on available-for-sale debt securities	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(12,404)	(12,404)
Balance—March 31, 2021	43,798,661	$4	$542,694	$(5)	$(194,273)	$348,420

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,404)	$(9,139)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,057	1,249
Depreciation and amortization	1,523	1,396
Noncash operating lease cost	372	315
Amortization of premium (discount) on short-term investments	496	(44)
Other	7	(20)
Changes in operating assets and liabilities
Accounts receivable	(1,703)	(2,208)
Inventory and other deferred costs	61	(1,832)
Prepaid expenses and other assets	63	178
Accounts payable	(2,175)	2,385
Accrued and other current liabilities	2,471	983
Contract liabilities	(2,797)	(1,569)
Operating lease liabilities	(354)	(337)
Other long-term liabilities	(360)	—
Net cash used in operating activities	(11,743)	(8,643)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(114,056)	(27,242)
Proceeds from maturities of available-for-sale debt securities	26,892	27,283
Proceeds from sales of available-for-sale debt securities	5,059	—
Purchases of property and equipment	(439)	(76)
Net cash used in investing activities	(82,544)	(35)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	162,258	—
Payments of costs related to public offerings	(342)	—
Proceeds from exercise of equity awards	933	323
Net cash provided by financing activities	162,849	323
Effect of exchange rates on cash flows and cash equivalents	2	3
Net change in cash and cash equivalents	68,564	(8,352)
Cash and cash equivalents, beginning of period	68,525	55,046
Cash and cash equivalents, end of period	$137,089	$46,694

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company and Nature of Business

Personalis, Inc. (the “Company”) was incorporated in Delaware on February 21, 2011 and began operations in September 2011. The Company formed a wholly owned subsidiary, Personalis (UK) Ltd., in August 2013 and a wholly owned subsidiary, Shanghai Personalis Biotechnology Co., Ltd., which is referred to as “Personalis (Shanghai) Ltd” herein, in October 2020. The Company is a growing cancer genomics company transforming the development of next-generation therapies by providing more comprehensive molecular data about each patient’s cancer and immune response. The Company provides sequencing and data analysis services to support the development of cancer therapies. The Company also provides sequencing and data analysis services to support population sequencing initiatives, which accounts for the majority of revenues. Cancer genomic services are sold primarily to pharmaceutical companies, biopharmaceutical companies, universities, non-profits, and government entities, while services for population sequencing initiatives are sold primarily to government entities. The principal markets for the Company’s services are the United States and Europe. In June 2020, the Company began partnering with a clinical genomics and life sciences company headquartered in China to expand business operations into China. The Company operates and manages its business as one reportable operating segment, which is the sale of sequencing and data analysis services.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The condensed consolidated financial statements include the accounts of Personalis, Inc. and its wholly owned subsidiaries, Personalis (UK) Ltd. and Personalis (Shanghai) Ltd. All intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2021.

The Company began presenting “Operating lease liabilities” separately in the condensed consolidated statements of cash flows beginning in the second quarter of 2020. Amounts reported in the condensed consolidated statements of cash flows for the three months ended March 31, 2020 were reclassified to conform to the current presentation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates include, but are not limited to, useful lives assigned to long-lived assets, the valuation of stock options, the valuation of stock-based awards, and provisions for income taxes and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s condensed consolidated financial position and results of operations.

Follow-On Equity Offerings

On August 14, 2020, the Company completed a follow-on equity offering in which it issued and sold 6,578,947 shares of its common stock at a public offering price of $19.00 per share. The Company received net proceeds of $117.5 million after deducting underwriting discounts and commissions. The Company also incurred $0.4 million of offering costs, including legal, accounting, printing and other offering-related costs.

On January 29, 2021, the Company completed a follow-on equity offering in which it issued and sold 3,950,000 shares of its common stock at a public offering price of $38.00 per share. The Company received net proceeds of $141.1 million after deducting underwriting discounts and commissions. The underwriters of the offering exercised their option to purchase an additional 592,500 shares shortly thereafter, resulting in additional net proceeds of $21.2 million after deducting underwriting discounts and commissions. The Company also incurred $0.3 million of offering costs, including legal, accounting, printing and other offering-related costs.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company maintains an allowance for doubtful accounts, which was $0.1 million as of March 31, 2021 and December 31, 2020. During the three months ended March 31, 2021 and 2020, the Company had no bad debt expense.

Significant customers are those that represent more than 10% of the Company’s total revenues in each period or accounts receivable balance at each respective balance sheet date. For each significant customer, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenues		Accounts Receivable
	Three Months Ended March 31,		March 31, 2021	December 31, 2020
	2021	2020
VA MVP	63%	77%	*	*
Pfizer Inc.	12%	*	29%	*
Merck & Co., Inc.	*	*	28%	59%
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

Stock-Based Compensation

For options granted to employees, non-employees, and directors, stock-based compensation is measured at grant date based on the fair value of the award. The Company determines the grant-date fair value of options using the Black-Scholes option-pricing model, except for certain performance-based awards for which an alternative valuation method may be used. The Company determines the fair value of restricted stock unit awards using the closing market price of the Company’s common stock on the date of grant. The grant-date fair value of awards is amortized over the employees’ requisite service period on a straight-line basis, or the non-employees’ vesting period as the goods are received or services rendered. Forfeitures are accounted for as they occur. Additionally, the Company’s 2019 Employee Stock Purchase Plan (the “ESPP”) is deemed to be a compensatory plan and therefore is included in stock-based compensation expense.

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

Leases

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. As of March 31, 2021, the Company had no finance leases.

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

Note 3. Revenues

The following table presents revenues disaggregated by customer type (in thousands):

	Three Months Ended March 31,
	2021	2020
VA MVP	$13,210	$14,756
All other customers	7,671	4,405
Total	$20,881	$19,161

Revenues from countries outside of the United States, based on the billing addresses of customers, represented approximately 8% and 9% of the Company’s revenues for the three months ended March 31, 2021 and 2020, respectively.

Contract Assets and Liabilities

Contract assets as of March 31, 2021 and December 31, 2020 were immaterial.

The Company’s contract liabilities consist of customer deposits in excess of revenues recognized and are presented as current liabilities in the condensed consolidated balance sheets.

The balance of contract liabilities was $18.2 million and $21.0 million as of March 31, 2021 and December 31, 2020, respectively. Revenues recognized for the three months ended March 31, 2021 and 2020 that were included in the contract liability balance at the beginning of each reporting period were $9.5 million and $10.7 million, respectively.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized (“contracted not recognized revenues”), which include VA MVP contract liabilities and amounts that will be invoiced and recognized as revenues in future periods. Contracted not recognized revenues were $30.3 million as of March 31, 2021, the substantial majority of which is expected to be recognized as revenues within the next two quarters. The Company has elected the optional exemption that allows for the exclusion of contracts with an original expected duration of one year or less.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$2,028	$2,675
Other deferred costs	3,551	2,964
Total inventory and other deferred costs	$5,579	$5,639

Property and equipment. Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was $1.5 million and $1.4 million, respectively. Accumulated depreciation and amortization was $15.2 million and $14.5 million as of March 31, 2021 and December 31, 2020, respectively.

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued compensation	$9,580	$8,041
Operating lease liabilities	2,469	2,445
Employee ESPP contributions	990	407
Accrued liabilities	665	313
Accrued taxes	101	95
Total accrued and other current liabilities	$13,805	$11,301

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$8,688	$—	$—	$8,688
Money market funds	96,669	—	—	96,669	Level 1
Commercial paper	31,734	—	(2)	31,732	Level 2
Total cash and cash equivalents	137,091	—	(2)	137,089
Short-term investments:
Asset-backed securities	18,380	—	(7)	18,373	Level 2
Commercial paper	92,808	—	(4)	92,804	Level 2
Corporate debt securities	42,441	—	(21)	42,420	Level 2
U.S. agency securities	44,540	20	—	44,560	Level 2
U.S. government securities	18,176	7	—	18,183	Level 2
Total short-term investments	216,345	27	(32)	216,340
Total assets measured at fair value	$353,436	$27	$(34)	$353,429

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$4,767	$—	$—	$4,767
Money market funds	22,614	—	—	22,614	Level 1
Commercial paper	41,145	—	(1)	41,144	Level 2
Total cash and cash equivalents	68,526	—	(1)	68,525
Short-term investments:
Commercial paper	25,470	—	—	25,470	Level 2
Corporate debt securities	29,576	—	(8)	29,568	Level 2
U.S. agency securities	61,436	31	(1)	61,466	Level 2
U.S. government securities	18,260	1	—	18,261	Level 2
Total short-term investments	134,742	32	(9)	134,765
Total assets measured at fair value	$203,268	$32	$(10)	$203,290

Realized gains or losses on marketable securities are immaterial for the periods presented. No security has been in an unrealized loss position for 12 months or greater. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. As of March 31, 2021, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired.

The Company’s marketable debt securities at March 31, 2021 have maturities due in one year or less, except for debt securities with an aggregate cost basis and fair value of $21.7 million that have maturities ranging from 13 to 20 months.

Note 6. Leases

In February 2015, the Company entered into a noncancelable operating lease for approximately 31,280 square feet of space used for its current laboratory and corporate headquarters. In April 2020, the Company extended the term of the lease through November 30, 2027. The lease includes an option to extend the term for a period of three years with rent payments equal to then current fair market rental for the space. The Company determined the extension option is not reasonably certain to be exercised. The lease contains a leasehold improvement incentive and escalating rent payments.

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

Operating lease cost for the three months ended March 31, 2021 and 2020 was $0.7 million and $0.3 million, respectively.

As of March 31, 2021, the Company’s operating leases had a weighted-average remaining lease term of 6.2 years and a weighted-average discount rate of 10.8%. The Company’s discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of March 31, 2021 were as follows (in thousands):

Amount
2021 (remaining nine months)	$1,924
2022	2,194
2023	2,046
2024	2,113
2025	2,181
2026 and thereafter	4,378
Total future minimum lease payments	14,836
Less: imputed interest	(4,205)
Present value of future minimum lease payments	10,631
Less: current portion of operating lease liability	(2,469)
Long-term operating lease liabilities	$8,162

Cash paid for operating lease liabilities, included in cash flows from operating activities in the condensed consolidated statement of cash flows, for the three months ended March 31, 2021 and 2020, was $0.6 million and $0.4 million, respectively.

Note 7. Stock-Based Compensation

2011 Equity Incentive Plan

In 2011, the Company’s board of directors established its 2011 Equity Incentive Plan (the “2011 Plan”) that provided for the granting of stock options to employees and nonemployees of the Company. Under the 2011 Plan, the Company had the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, and restricted stock unit awards (“RSUs”). Options under the 2011 Plan could be granted for periods of up to 10 years. The ISOs could be granted at a price per share not less than the fair value at the date of grant.

2019 Equity Incentive Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) in May 2019 and June 2019, respectively. The 2019 Plan became effective in June 2019 in connection with the Company’s Initial Public Offering (“IPO”), and no further grants will be made under the 2011 Plan. Shares reserved and remaining available for issuance under the 2011 Plan were added to the 2019 Plan reserve upon its effectiveness.

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

2020 Inducement Plan

The Compensation Committee of the Company’s board of directors adopted the 2020 Inducement Plan (the “Inducement Plan”) in May 2020, which became effective upon adoption. The Inducement Plan was adopted without stockholder approval, as permitted by the Nasdaq Stock Market listing rules (the “Nasdaq Listing Rules”). The Inducement Plan provides for the grant of equity-based awards, including NSOs, stock appreciation rights, restricted stock awards, RSUs, performance-based stock awards, and other forms of equity compensation, and its terms are substantially similar to the stockholder-approved 2019 Plan. In accordance with relevant Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals entry into employment with the Company.

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted and the Company’s stockholders approved the ESPP in May 2019 and June 2019, respectively. Subject to any plan limitations, the ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the first or last day of the offering period, whichever is lower. The ESPP provides for separate six-month offering periods beginning on May 1 and November 1 of each year.

Shares of common stock available for issuance under the Company’s equity incentive plans as of March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020
Reserved for issuance upon exercise of options outstanding under the 2011 Plan	3,316,960	3,389,711
Reserved for issuance upon exercise or settlement of awards outstanding under the 2019 Plan	2,424,466	2,399,513
Reserved and available for issuance under the 2019 Plan	3,829,531	1,977,069
Reserved for issuance upon exercise or settlement of awards outstanding under the Inducement Plan	199,300	199,300
Reserved and available for issuance under the Inducement Plan	800,700	800,700
Reserved and available for issuance under the ESPP	711,637	320,582
Total number of shares reserved	11,282,594	9,086,875

Stock Option Activity

A summary of the Company’s stock option activity (excluding performance-based stock option activity summarized further below) under the 2011 Plan, 2019 Plan, and Inducement Plan for the three months ended March 31, 2021 is as follows:

	Outstanding Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2020	4,948,306	$7.10	6.71	$146,044
Options granted	55,469	46.45
Options exercised	(114,026)	8.19
Options cancelled	(9,021)	11.33
Balance—March 31, 2021	4,880,728	$7.51	6.50	$85,452
Options vested and exercisable as of March 31, 2021	3,022,076	$4.36	5.18	$61,193

Options granted to new hires generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted as merit awards generally vest monthly over a three- or four-year period.

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $24.61 on March 31, 2021 and the exercise prices of the underlying stock options. Out-of-the money stock options are excluded from the aggregate intrinsic value.

The weighted-average grant date fair value of options granted was $28.21 and $3.46 per share for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the unrecognized stock-based compensation cost of unvested options was $13.4 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Valuation of Stock Options

The Company estimated the fair value of stock options (excluding performance-based stock options discussed below) using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

Three Months Ended March 31,
	2021	2020
Expected term (in years)	6.00 - 6.08	5.77 - 6.08
Volatility	68.06 - 69.27%	61.74 - 64.13%
Risk-free interest rate	0.62 - 1.06%	0.58 - 1.66%
Dividend yield	–%	–%

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

A summary of the Company’s performance-based stock option activity under the 2019 Plan for the three months ended March 31, 2021 is as follows:

	Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2020	421,000	$5.10	9.21	$13,266
Options granted	—
Options exercised	—
Options cancelled	—
Balance—March 31, 2021	421,000	$5.10	8.96	$8,214
Options vested and exercisable as of March 31, 2021	421,000	$5.10	8.96	$8,214

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $24.61 on March 31, 2021 and the exercise price of the underlying stock options. As of March 31, 2021, there is no remaining unrecognized stock-based compensation cost.

Valuation of Performance-Based Stock Options

The Company estimated the fair value of the PSO using a Monte Carlo Model and the following assumptions and estimates:

2020
Performance period (in years)	10.00
Derived service period (in years)	4.55
Volatility	63.60%
Risk-free interest rate	1.02%
Dividend yield	–%
Estimated fair value per share	$3.31

Restricted Stock Units Activity and Valuation

A summary of the Company’s RSU activity under the 2019 Plan and Inducement Plan for the three months ended March 31, 2021 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2020	619,218	$10.41	$22,670
RSUs granted	58,110	45.81
RSUs vested	(36,587)	6.60	1,097
RSUs cancelled	(1,743)	11.22
Balance—March 31, 2021	638,998	$13.85	$15,726

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

The aggregate fair value of unvested RSUs is calculated using the closing price of the Company’s common stock of $24.61 on March 31, 2021. As of March 31, 2021, the unrecognized stock-based compensation cost of unvested RSUs was $7.9 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The Company's default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

ESPP Activity and Valuation

During the three months ended March 31, 2021 and 2020, no shares of common stock were purchased under the ESPP. Additionally, no grants for stock purchase rights were made during either period.

Stock Option Modifications

During March 2021, the Company’s board of directors approved modifications to the outstanding stock options of two of the Company’s non-employee directors. The modifications involved acceleration of unvested options and an extension of the exercise periods. The modifications resulted in incremental compensation cost of $1.2 million, of which $0.6 million was recognized in the three months ended March 31, 2021.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	$2,178	$1,003
Performance-based stock options	—	13
RSUs	644	113
ESPP	235	120
Total stock-based compensation expense	$3,057	$1,249

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended March 31,
	2021	2020
Costs of revenues	$288	$143
Research and development	728	259
Selling, general and administrative	2,041	847
Total stock-based compensation expense	$3,057	$1,249

Note 8. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the condensed consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of March 31, 2021, the Company was not involved in any material legal proceedings.

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

Note 9. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding in-the-money stock options and common stock warrants, assumed release of outstanding RSUs, and assumed issuance of common stock under the ESPP using the treasury stock method.

The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Net loss	$(12,404)	$(9,139)
Weighted-average common shares outstanding—basic and diluted	42,265,596	31,345,029
Net loss per common share—basic and diluted	$(0.29)	$(0.29)

The Company incurred net losses during the three months ended March 31, 2021 and 2020, and as a result, potential common shares from stock options, common stock warrants, RSUs, and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive. The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Common stock warrants	—	127,598
Options to purchase common stock	5,301,728	5,456,890
Unvested RSUs	638,998	407,101
ESPP	57,546	70,420
Total	5,998,272	6,062,009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021 (the “Annual Report”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report.

Overview

We are a growing cancer genomics company transforming the development of next-generation therapies by providing more comprehensive molecular data about each patient’s cancer and immune response. We designed our NeXT Platform to adapt to the complex and evolving understanding of cancer, providing our biopharmaceutical customers with information on all of the approximately 20,000 human genes, together with the immune system, in contrast to many cancer panels that cover roughly only 50 to 500 genes. In parallel with the development of our platform technology, we have also pursued business within the population sequencing market, and we have provided whole genome sequencing services under contract with the U.S. Department of Veterans Affairs (the “VA”) Million Veteran Program (the “VA MVP”), which has enabled us to innovate, scale our operational infrastructure, and achieve greater efficiencies in our lab. In September 2020, we announced receipt of a new task order from the VA MVP with an approximate value of up to $31 million. The cumulative value of task orders received from the VA MVP since inception is approximately $176 million, approximately $145.7 million of which we had recognized as revenue as of March 31, 2021.

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

On January 29, 2021, we completed a follow-on equity offering in which we issued and sold 3,950,000 shares of common stock at a public offering price of $38.00 per share. We received net proceeds of $141.1 million after deducting underwriting discounts and commissions. The underwriters exercised their option to purchase an additional 592,500 shares shortly thereafter, resulting in additional net proceeds to us of $21.2 million after deducting underwriting discounts and commissions. In total, we raised net proceeds of $162.3 million after deducting underwriting discounts and commissions. We also incurred $0.3 million of offering costs, including legal, accounting, printing and other offering-related costs.

Our operations have been impacted by the ongoing COVID-19 pandemic. While the state and county reopening and health orders applicable to us allow for continued operation of so-called Essential Businesses, which includes certain critical healthcare operations and services, we have substantially closed our office facilities and limited access to our laboratory facilities to protect our employees and to comply with the provisions described within the orders. The previous shelter-in-place order and health orders have negatively impacted productivity, disrupted our business, and slowed research and development activities due to us limiting access to our laboratory space that would otherwise be used by our research and development group, and, to the extent such orders remain in place, they may continue to cause such effects on our operations. The health orders have disrupted, and may continue to disrupt, the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Additionally, we are aware of increased demand in the market for certain consumables used in COVID-19 test kits. We use such consumables in our operations, and we have faced, and may face in the future, difficulties in acquiring such consumables if our suppliers prioritize orders related to COVID-19. Several of our customers, including the VA MVP, were delayed in sending us samples in the prior year due to the inability to collect or ship samples during the COVID-19 pandemic, and these and additional customers may be disrupted from collecting samples or sending purchase orders and samples to us in the future. Many of our customers, potential customers and potential partners have also put in place policies restricting visitors from other companies, and therefore our sales team and members of management have been unable to meet such parties in person, which may result in reduced acquisition of new customers, fewer orders from existing customers, and fewer potential partnering opportunities. If a COVID-19 outbreak were to occur among our laboratory employees, we may significantly curtail our laboratory operations or pause operations altogether until the imminent health risk to our employees subsided. Such disruptions in our operations, and our customers’ and suppliers’ operations, may continue to adversely affect revenues and operating results.

The global COVID-19 pandemic continues to rapidly evolve and to present serious health risks. While authorities in some areas have lifted or relaxed certain of the restrictions described above, in some cases they have subsequently re-imposed various restrictions after observing an increased rate of COVID-19 cases; for example, in December 2020, state and local authorities in California reinstated shelter-in-place orders in light of the increasing rate of COVID-19 cases and shortage of intensive care unit beds across the state. Furthermore, there is no guarantee when or if all such restrictions will be eliminated, such that we and our customers, manufacturers and suppliers will be able to safely resume operations consistent with our pre-COVID-19 operations. Vaccines against COVID-19 have been approved by the FDA and other regulatory authorities for emergency use, but there is uncertainty as to how quickly and to what extent the vaccines will impact the COVID-19 pandemic.

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

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. Since the first quarter of 2020, our interest income has been adversely impacted by declines in yields on debt securities. While our average balances of cash and cash equivalents and short-term investments have increased as compared to prior periods (due primarily to our follow-on equity offerings), we expect that our interest income will not materially increase in the near future given the current low interest-rate environment.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency exchange gains and losses, and realized gains or losses associated with sales of marketable securities. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

Results of Operations

The following sets forth, for the periods presented, our unaudited condensed consolidated statements of operations and selected financial data (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Revenues	$20,881	$19,161
Costs and expenses
Costs of revenues	13,454	15,122
Research and development	9,496	6,390
Selling, general and administrative	10,421	7,274
Total costs and expenses	33,371	28,786
Loss from operations	(12,490)	(9,625)
Interest income	95	510
Interest expense	—	(2)
Other income (expense), net	(12)	8
Loss before income taxes	(12,407)	(9,109)
Provision for (benefit from) income taxes	(3)	30
Net loss	$(12,404)	$(9,139)
Net loss per share, basic and diluted	$(0.29)	$(0.29)
Weighted-average shares outstanding, basic and diluted	42,265,596	31,345,029

	March 31,	December 31,
	2021	2020
Cash and cash equivalents, and short-term investments	$353,429	$203,290
Working capital	334,104	180,083
Total assets	395,506	244,842
Long-term obligations	8,522	9,261
Total liabilities	47,086	49,897
Total stockholders' equity	348,420	194,945

Revenues

The following table shows revenues by customer type (in thousands):

	Three Months Ended March 31,		Change
	2021	2020
VA MVP	$13,210	$14,756	(10)%
All other customers	7,671	4,405	74%
Total revenues	$20,881	$19,161	9%

The following table shows concentration of revenues by customer:

	Three Months Ended March 31,
	2021	2020
VA MVP	63%	77%
Pfizer Inc.	12%	*
* Less than 10% of revenues

VA MVP

The decrease of $1.5 million in revenues from the VA MVP during the first quarter of 2021 was primarily due to a decrease in the volume of samples we tested in the period. We expect the substantial majority of our remaining backlog of $30.3 million with the VA MVP to be converted into revenue in the next two quarters.

All other customers

The increase of $3.3 million in revenues from all other customers during the first quarter of 2021 was driven primarily by an increase in the volume of samples we tested during the period. The increased sample volumes were primarily from large pharmaceutical customers that have ramped up adoption of our NeXT Platform. Revenues derived from our NeXT Platform products exceeded $4 million during the first quarter of 2021 and were less than $0.5 million in the first quarter of 2020. Partially offsetting the increased revenues from our NeXT Platform was a $0.5 million decrease in revenues from our biobank customer. Revenues in the first quarter of 2021 from our biobank customer exceeded revenues recognized in each of the prior three quarters as revenues with the customer approach pre-COVID pandemic levels, but was still $0.5 million lower than revenues recognized from the customer in the first quarter of 2020.

Costs and Expenses

	Three Months Ended March 31,		Change
	2021	2020
	(in thousands)
Costs of revenues	$13,454	$15,122	(11%)
Research and development	9,496	6,390	49%
Selling, general and administrative	10,421	7,274	43%
Total costs and expenses	$33,371	$28,786	16%

Costs of revenues

The decrease in costs of revenues despite the increase in revenues during the first quarter of 2021 was primarily due to favorable customer mix and efficiencies within our laboratory operations. Raw materials costs were lower, relative to revenues, for non-VA MVP customer orders, resulting in favorable customer mix for the first quarter of 2021. We also observed more efficient sample processing overall during the first quarter of 2021, including less labor and overhead required per sample processed, which was favorable for both VA MVP and non-VA MVP orders. The cost components related to the decrease in costs of revenues were a $1.3 million decrease in raw materials due to the favorable customer mix and a $0.6 million decrease in the cost of laboratory supplies and consumables, which were partially offset by a $0.2 million increase in personnel-related costs.

Research and development

The increase in research and development during the first quarter of 2021 was primarily due to development of new products and lab automation efforts and consisted of an increase of $2.2 million in personnel-related costs primarily related to increased headcount, a $0.6 million increase in IT and facilities costs, a $0.2 million increase in sample processing costs incurred in our laboratory for new product development, and a $0.1 million increase in consulting fees.

Selling, general and administrative

The increase in selling, general and administrative during the first quarter of 2021 was primarily due to a $2.4 million increase in personnel-related costs primarily related to increased headcount, a $0.6 million charge in connection with the modification of stock options held by two non-employee board members, and a $0.4 million increase in professional services (including corporate insurance, audit fees, and legal expenses), which were partially offset by a $0.3 million decrease in travel-related costs due to pandemic-related travel restrictions and other costs.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2021	2020
	(in thousands)
Interest income	$95	$510	(81)%
Interest expense	—	(2)
Other income (expense), net	(12)	8
Total	$83	$516

Interest income

The decrease in interest income during the first quarter of 2021 was driven by declines in yields on debt securities, partially offset by higher average cash and investment balances subsequent to our follow-on equity offerings in August 2020 and January 2021.

Other income (expense), net

Other expense in the first quarter of 2021 consisted of foreign currency remeasurements and a realized loss on the sale of a marketable debt security, each individually insignificant. Other expense in the first quarter of 2020 consisted of foreign currency remeasurements only.

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of and for the three months ended March 31, 2021 and 2020 (in thousands):

	As of March 31,
	2021	2020
Cash and cash equivalents, and short-term investments	$353,429	$120,033
Property and equipment, net	11,152	13,402
Contract liabilities	18,237	34,408
Total debt	—	—
Working capital	334,104	83,296

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(11,743)	$(8,643)
Net cash used in investing activities	(82,544)	(35)
Net cash provided by financing activities	162,849	323

From our inception through March 31, 2021, we have funded our operations primarily from $279.0 million in net proceeds from our follow-on equity offerings in January 2021 and August 2020, $144.0 million in net proceeds from our IPO in June 2019, and $89.6 million from issuance of redeemable convertible preferred stock, as well as cash from operations and debt financing. As of March 31, 2021, we held cash and cash equivalents in the amount of $137.1 million and short-term investments in the amount of $216.3 million.

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

During the three months ended March 31, 2021, cash used in operating activities of $11.7 million was a result of $12.4 million of net loss and the net negative change in operating assets and liabilities of $4.8 million ($2.8 million of which was related to reductions in outstanding customer prepayments as we fulfilled the related revenue contracts and $2.2 million due to a paydown of accounts payable), partially offset by non-cash adjustments to net income of $5.5 million (the most significant non-cash expenses for us in the three months ended March 31, 2021 were $3.1 million of stock-based compensation and $1.5 million of depreciation and amortization).

During the three months ended March 31, 2020, cash used in operating activities of $8.6 million was a result of $9.1 million of net loss and the net negative change in operating assets and liabilities of $2.4 million (due to multiple changes in our working capital balances), partially offset by non-cash adjustments to net income of $2.9 million (the most significant non-cash expenses for us in the three months ended March 31, 2020 were $1.2 million of stock-based compensation and $1.4 million of depreciation and amortization).

During the three months ended March 31, 2021, cash used in investing activities of $82.5 million was due to a $82.1 million net investment of cash into short-term investments and $0.4 million acquisitions of property and equipment. Cash provided by financing activities of $162.8 million during the same period consisted of $162.3 million net proceeds from our January 2021 follow-on equity offering and $0.9 million proceeds from stock option exercises, partially offset by $0.3 million of offering costs.

During the three months ended March 31, 2020, cash used in investing activities was minimal. Cash provided by financing activities of $0.3 million during the same period was the proceeds from stock option exercises.

Material Cash Requirements

From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of raw materials, laboratory supplies and consumables to be used in the sequencing of customer samples. However, we generally do not have binding and enforceable purchase orders beyond the short term, and the timing and magnitude of purchase orders beyond such period is difficult to accurately project.

We currently expect our capital expenditures to support our growth initiatives globally to increase in 2021, as compared to capital expenditures in 2020. Such expenditures are expected to consist primarily of laboratory equipment and computer equipment. We anticipate fulfilling such expenditures with our existing cash and cash equivalents and short-term investments, which amounted to $353.4 million as of March 31, 2021.

Our non-cancellable operating lease payments were $14.8 million as of March 31, 2021. The timing of these future payments, by year, can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 6, “Leases.”

Certain of our customers prepay us for a portion of the services that they expect to order from us before they place purchase orders and we deliver those services. In some cases, this prepayment can be substantial and may be paid months or a year or more in advance of these customers providing samples to us and before our delivery of the services to which some or all of the deposit relates. As of March 31, 2021, we had approximately $18.2 million in customer deposits, including $16.3 million from one customer. We are generally not required by our contracts to retain these deposits in cash or otherwise and we have generally used these deposits to make capital expenditures and fund our operations. When a customer that has prepaid us for future services cancels its contract with us, reduces the level of services that it expects to receive, or we determine that a prepayment is no longer necessary, we will repay that customer’s deposit. We do not expect such repayments to require material amounts of cash.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with revenue recognition and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7.

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

Recent Accounting Pronouncements

See the sections titled “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” and “—Recent Accounting Pronouncements Not Yet Adopted” in Note 2 to our unaudited condensed consolidated financial statements for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2021, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

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

We have incurred net losses since our inception. For the years ended December 31, 2020, 2019, and 2018 we had net losses of $41.3 million, $25.1 million, and $19.9 million, respectively. For the three months ended March 31, 2021, we had a net loss of $12.4 million. As of March 31, 2021, we had an accumulated deficit of $194.3 million. To date, we have not generated sufficient revenues to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenues sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Our operations have been impacted by the ongoing COVID-19 pandemic. While the state and county reopening and health orders applicable to us allow for continued operation of so-called Essential Businesses, which includes certain critical healthcare operations and services, we have substantially closed our office facilities and limited access to our laboratory facilities to protect our employees and to comply with the provisions described within the orders. The previous shelter-in-place order and health orders have negatively impacted productivity, disrupted our business, and slowed research and development activities due to us limiting access to our laboratory space that would otherwise be used by our research and development group, and, to the extent such orders remain in place, they may continue to cause such effects on our operations. The health orders have disrupted, and may continue to disrupt, the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Additionally, we are aware of increased demand in the market for certain consumables used in COVID-19 test kits. We use such consumables in our operations, and we have faced, and may face in the future, difficulties in acquiring such consumables if our suppliers prioritize orders related to COVID-19. Several of our customers, including the VA MVP, were delayed in sending us samples in the prior year due to the inability to collect or ship samples during the COVID-19 pandemic, and these and additional customers may be disrupted from collecting samples or sending purchase orders and samples to us in the future. Many of our customers, potential customers and potential partners have also put in place policies restricting visitors from other companies, and therefore our sales team and members of management have been unable to meet such parties in person, which may result in reduced acquisition of new customers, fewer orders from existing customers, and fewer potential partnering opportunities. If a COVID-19 outbreak were to occur among our laboratory employees, we may significantly curtail our laboratory operations or pause operations altogether until the imminent health risk to our employees subsided. Such disruptions in our operations, and our customers’ and suppliers’ operations, may continue to adversely affect revenues and operating results.

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

While there have recently been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, and we do not yet know how businesses, advertisers, or our partners will operate in a post COVID-19 environment. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business fully recover. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain.

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

Some of our present or potential competitors, including Adaptive Biotechnologies Corporation, C2i Genomics, Inc., Caris Life Sciences, Inc., Covance Inc., which was acquired by Laboratory Corporation of America Holdings in February 2015, Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in July 2018, Freenome, Inc., Genosity, Inc., which is in the process of being acquired by Invitae Corporation, Guardant Health, Inc., Inivata Limited, Invitae Corporation, Mount Sinai Genomics, Inc. which does business under the name Sema4, Natera, Inc., NanoString Technologies, Inc., NeoGenomics, Inc., Personal Genome Diagnostics, Inc., Roche Molecular Systems, Inc., and Tempus, Inc., may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. In addition, our present or potential competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. For example, in September 2020, Illumina, Inc. (“Illumina”) announced it had entered into an agreement to acquire GRAIL, Inc. (“GRAIL”), a company focused on early cancer detection and potentially other forms of cancer analysis using next-generation sequencing technology, which we view as a potential competitor. Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services which could force us to lower the price of our services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized products or services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.

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

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenues from the U.S. Department of Veterans Affairs (the “VA”) Million Veteran Program (the “VA MVP”), which accounted for 63% and 77% of our revenues for the three months ended March 31, 2021 and 2020, respectively. Our top five customers, including the VA MVP, accounted for 87% and 92% of our revenues for the three months ended March 31, 2021 and 2020, respectively. There are inherent risks whenever a large percentage of revenues are concentrated with a limited number of customers. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenues from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, while we have long-term contractual arrangements with certain of our customers, these customers are not required to purchase a minimum number of analyses. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenues and results of operations. In particular, if the VA MVP terminates our services for convenience, which it is permitted to do, such termination would have a material adverse effect on our revenues, cash position, and results of operations. Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenues, cash position, and results of operations would be materially adversely impacted. Further, if any of our other significant customers were to cease using or stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

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

We derive a substantial portion of our current and expected future revenues from sales of our DNA sequencing and data analysis services to the VA MVP. In September 2017, we entered into a one-year contract with three one-year option renewal periods with the VA for the VA MVP, pursuant to which we received contracted orders from the VA MVP in September 2017, 2018, 2019, and 2020. This contract expires in August 2021 and does not include a renewal option. Our current task order under this contract extends through August 2021. In order for us to provide additional services to the VA MVP after August 2021, we would need to receive an additional task order before the current contract expires or enter into a new services agreement with the VA MVP.

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

We currently derive our revenues from our genomic analysis conducted in our laboratories. We do not have any clinical reference or research and development laboratory facilities other than our facilities in Menlo Park, California and the facilities being developed for our use in Shanghai, China. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fires, earthquakes, flooding, and power outages, which may render it difficult or impossible for us to sell or perform our services for some period of time. Additionally, as a result of the ongoing COVID-19 pandemic, we have limited access to our office and laboratory facilities in Menlo Park to protect the health and safety of our employees and to comply with applicable state and local orders. Northern California has recently experienced serious fires and the San Francisco Bay Area is considered to lie in an area with earthquake risk. The inability to sell or to perform our sequencing and analysis services, disruptions in our operations, or the backlog of samples that could develop if our facilities are inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation or such relationships in the future. The limited access to our laboratory facilities as a result of the COVID-19 pandemic has resulted, and may in the future result, in a loss in productivity, including delays to research and development programs. Furthermore, our facilities and the equipment we use to perform our services and our research and development work could be costly and time-consuming to repair or replace.

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

In the EEA (and Northern Ireland) the new European Union (“EU”) In Vitro Diagnostic Device Regulation (the “IVDR”) entered into force on May 25, 2017, replacing the In-Vitro Diagnostic Directive (the “IVDD”) (and national legislation that implemented the IVDD in member states) as the primary legislation governing in-vitro diagnostic devices (“IVD”). Most requirements under the IVDR will not apply until the end of a transition period which is expected to occur on May 26, 2022. The IVDR broadens the scope of the regulation of IVDs and, among other things, tightens the requirements for clinical evidence and conformity assessment, increases transparency requirements, and introduces a requirement for a unique device identifier for every IVD. Under the IVDR there are four classes of IVDs, referred to as classes A, B, C, and D. IVDs are placed into a class based on their perceived risk to the patient and wider public. The main requirements of the IVDR apply regardless of the class which the relevant device falls into, and class A devices (including instruments and specimen receptacles) are the only devices that can be self-certified as meeting the requirements of the IVDR. The IVDR explicitly includes software used for diagnostic purposes in its scope. The IVDR requires pre-registration and post-market data collection to ensure that the device meets the relevant requirements. It is also notable that diagnostic and therapeutic services offered to customers in the EEA (and Northern Ireland) (whether directly or via intermediaries) by providers that are based outside the EEA will be covered by the IVDR. The IVDR will not apply to Great Britain (England, Wales and Scotland). These additional regulatory requirements are likely to increase the cost and time required in order to obtain regulatory approval for products in the EEA where such approval was already necessary, and in certain cases will introduce a new requirement to obtain regulatory approval where one did not exist under the IVDD arrangements. Further, the IVDR may result in devices being classified in a higher risk category than would have been the case under the existing IVDD arrangements.

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

Any current or future collaborations, including any strategic alliances or any collaborations to develop companion diagnostic tests, that we have entered (for example, our collaboration with MapKure, LLC, which is jointly-owned by BeiGene, Ltd. and SpringWorks Therapeutics, Inc.) or may enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which include that:

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

Our commercial success will depend in part on our avoiding infringement of patents and infringement, misappropriation or other violations of other proprietary rights of third parties, including, for example, the intellectual property of competitors. There is extensive intellectual property litigation involving the biotechnology and pharmaceutical industries and genetic sequencing technology. Our activities may be subject to claims that we infringe or otherwise violate patents owned or controlled by third parties. Numerous U.S. and foreign patents and pending patent applications exist in the genetic testing market and are owned by third parties. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. For example, we are aware of several third-party issued U.S. patents and pending patent applications with claims relating to genetic sequencing technology and methodology that may be asserted against us and may be construed to encompass our products and services. In order to avoid infringing these third-party patents, we may find it necessary or prudent to initiate invalidity proceedings against such patents or to obtain licenses from such third-party intellectual property holders. If we are not able to invalidate such patents or obtain or maintain a license on commercially reasonable terms and such third parties assert infringement claims against us, we may be prevented from exploiting our technology and our business, financial condition, results of operations, and prospects may be materially and adversely affected. We may also be unaware of patents that a third party, including for example a competitor in the genetic testing market, might assert are infringed by our business. There may also be patent applications that, if issued as patents, could be asserted against us. Patent applications in the U.S. and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. patent applications that will not be filed outside the U.S. can remain confidential until patents issue. Therefore, patent applications covering our products, services, or technologies could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our products, services, technologies, and their use. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent, and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market our products and services. Further, we may incorrectly determine that our technologies, products, or services are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products or services.

Third-party intellectual property right holders may also actively bring infringement or other intellectual property-related claims against us, even if we have received patent protection for our technologies, products, and services. Regardless of the merit of third parties’ claims against us for infringement, misappropriation, or violations of their intellectual property rights, such third parties may seek and obtain injunctive or other equitable relief, which could effectively block our ability to perform our tests. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay our development or sales of any tests or other activities that are the subject of such suit. Defense of these claims, even if such claims are resolved in our favor, could cause us to incur substantial expenses and be a substantial diversion of our employee resources even if we are ultimately successful. Any adverse ruling or perception of an adverse ruling in defending ourselves could have a material adverse impact on our cash position and stock price. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios.

As we continue to commercialize our tests in their current or an updated form, launch different and expanded tests, and enter new markets, other competitors might claim that our tests infringe, misappropriate, or violate their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. If such a suit were brought, regardless of merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. Even if we are successful in defending against such a suit, we could incur substantial costs and diversion of the attention of our management and technical personnel in defending ourselves against such claims. A court of competent jurisdiction could hold that third-party patents asserted against us are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any products, services or technologies we may develop and any other technologies covered by the asserted third-party patents and any adverse ruling or perception of an adverse ruling in defending ourselves could have a material adverse impact on our cash position and stock price. If we are found to infringe, misappropriate, or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such rights are invalid or unenforceable, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement; obtain one or more licenses from third parties in order to continue developing and marketing our products and technology, which may not be available on commercially reasonable terms (if at all) or may be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us; pay substantial royalties and other fees; and redesign any infringing tests or other activities, which may be impossible or require substantial time and monetary expenditure; or be prohibited from commercializing certain tests, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Where we collaborate with third parties in the development of technology, our collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information. Further, collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability. Also, we may be obligated under our agreements with our collaborators, licensors, suppliers, and others to indemnify and hold them harmless for damages arising from intellectual property infringement by us.

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

Developments or uncertainty in the patent statute, patent case law, or U.S. Patent and Trademark Office (“USPTO”), rules and regulations may impact the validity, scope or enforceability of our patent rights, thereby impairing our ability to protect our products.

Our patent rights, their associated costs, and the enforcement or defense of such patent rights may be affected by developments or uncertainty in the patent statute, patent case law, or USPTO rules and regulations.

There are a number of recent changes to the patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the Leahy-Smith America Invents Act (the “AIA”) involves significant changes in patent legislation. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. As an example, assuming that other requirements for patentability are met, prior to March 2013, in the U.S., the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the AIA, the U.S. transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, means that the party that is first to file in the U.S. generally is awarded the patent rights, regardless of whether such party invented the claimed invention first.

The AIA also includes a number of significant changes that affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies, products, and services are obtained, once the patent life has expired, we may be open to competition from competitive products. Our issued patents will expire on dates ranging from 2033 to 2038, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2041. In addition, although upon issuance in the U.S., a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our technologies, products and services, our competitive position, business, financial condition, results of operations, and prospects will be adversely affected.

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

We have applied, and we intend to continue applying, for patents covering such aspects of our technologies as we deem appropriate. However, the patent process is expensive, time consuming, and complex, and we may not be able to apply for patents on certain aspects of our services, products, and other technologies in a timely fashion, at a reasonable cost, in all jurisdictions or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition.

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

Others may independently develop similar or alternative technologies or design around technologies for which we may not be able to obtain patent protection. In addition, any patent applications we file may be challenged and may not result in issued patents or may be invalidated, rendered unenforceable or narrowed in scope after they are issued, and there is no guarantee any of our issued patents include or will include claims that are sufficiently broad to cover our products, services, and other technologies or to provide meaningful protection from our competitors. Consequently, we do not know whether any of our platform advances, products, services, and other technologies will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.

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

It is also possible that we fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third party files a patent application covering, or publishes information disclosing, a similar, independently-developed invention. Such competitor’s patent application may pose obstacles to our ability to obtain or limit the scope of patent protection we may obtain. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or were the first to file for patent protection of such inventions. To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings, inter partes review proceedings, or other post-grant proceedings declared by the USPTO that could result in substantial cost to us. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, changes to the patent laws of the U.S. allow for various post-grant opposition proceedings, such as inter partes review proceedings, providing additional methods for others to challenge our patents. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Furthermore, if third parties bring these proceedings against our patents, we could experience significant costs and management distraction.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming, and unsuccessful.

Competitors may also infringe our patents or the patents of our licensing partners. In addition, our patents or the patents of our licensors may become involved in inventorship, priority, or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Further in such proceedings, the defendant could counterclaim that our asserted patent covering our product is invalid or unenforceable, and the court may agree that our asserted patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product or the products of our competitors. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. An adverse result in any litigation or other proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Such a loss of patent protection could have a material adverse impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

We seek protection for certain aspects of our technologies, products, and services through the filing of patents, registration of copyrights, and use of non-disclosure agreements. In addition, we also rely on trade secrets and proprietary know-how protection for our confidential and proprietary information, and we have taken security measures to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know-how, or other confidential information. Among other things, we seek to protect our trade secrets, know-how, and confidential information by entering into confidentiality agreements with parties who have access to them, such as our employees, collaborators, contract manufacturers, consultants, advisors, and other third parties. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Moreover, there can be no assurance that any confidentiality agreements that we have with our employees, consultants, or other third parties will provide meaningful protection for our trade secrets, know-how, and confidential information or will provide adequate remedies in the event of unauthorized use or disclosure of such information. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Accordingly, there also can be no assurance that our trade secrets or know-how will not otherwise become known or be independently developed by competitors.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other provisions during the patent application and prosecution process. Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various other governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents and/or applications. We employ reputable professionals and rely on such third parties to help us comply with these requirements and effect payment of these fees with respect to the patents and patent applications that we own. Noncompliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official communications within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case, which could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

We, or our licensors, may be subject to claims that former employees, collaborators, or other third parties have an interest in our patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we, or our licensors, may have inventorship disputes arise from conflicting obligations of employees, consultants, or others who are involved in developing our products, services, or technologies. Litigation may be necessary to defend against these and other claims challenging inventorship or our licensors’ ownership of our owned or in-licensed patents, trade secrets, or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our products, services, or technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Certain of our customers prepay us for a portion of the services that they expect to order from us before they place purchase orders and we deliver those services. In some cases, this prepayment can be substantial and may be paid months or a year or more in advance of these customers providing samples to us and before our delivery of the services to which some or all of the deposit relates. As of March 31, 2021, we had approximately $18.2 million in customer deposits, including $16.3 million from one customer. However, as of that date, we had $353.4 million of cash and cash equivalents, and short-term investments. We are generally not required by our contracts to retain these deposits in cash or otherwise and we have generally used these deposits to make capital expenditures and fund our operations. When a customer that has prepaid us for future services cancels its contract with us, reduces the level of services that it expects to receive, or we determine that a prepayment is no longer necessary, we will repay that customer’s deposit. We may not have the cash or other available resources to satisfy that repayment obligation. Even if we are able to satisfy the repayment obligation from available resources, we may need to seek additional sources of capital to fund our operations, which funding may not be available when needed or on acceptable terms. In either of those circumstances, our business, financial condition, results of operations, and reputation would be materially and adversely affected. Furthermore, in the future, customers may elect not to prepay us for our services in which case we would have to find other sources of funding for our capital expenditures and operations, which would be costly relative to the aforementioned cost-free customer deposit funding and which may not be available when needed or on acceptable terms.

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

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of March 31, 2021, we had 43,798,661 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of March 31, 2021 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, certain holders of shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	June 24, 2019

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38943	3.2	June 24, 2019

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

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

Date: May 5, 2021	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer (Duly Authorized Officer)