Form 10-Q
period 2021-06-30
Personalis, Inc.
filed 2021-08-04
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of registrant’s Common Stock outstanding as of July 30, 2021 was 44,412,483.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$70,080	$68,525
Short-term investments	258,827	134,765
Accounts receivable, net	9,278	6,349
Inventory and other deferred costs	7,321	5,639
Prepaid expenses and other current assets	8,803	5,441
Total current assets	354,309	220,719
Property and equipment, net	14,258	11,834
Operating lease right-of-use assets	11,126	10,271
Other long-term assets	3,647	2,018
Total assets	$383,340	$244,842
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,919	$8,301
Accrued and other current liabilities	13,708	11,301
Contract liabilities	11,460	21,034
Total current liabilities	34,087	40,636
Long-term operating lease liabilities	8,518	8,541
Other long-term liabilities	1,988	720
Total liabilities	44,593	49,897
Commitments and Contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 44,209,968 and 39,105,548 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	547,951	376,788
Accumulated other comprehensive income (loss)	18	22
Accumulated deficit	(209,226)	(181,869)
Total stockholders’ equity	338,747	194,945
Total liabilities and stockholders’ equity	$383,340	$244,842

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$21,670	$19,495	$42,551	$38,656
Costs and expenses
Cost of revenue	13,502	14,823	26,956	29,945
Research and development	11,687	6,465	21,183	12,855
Selling, general and administrative	11,428	7,705	21,849	14,979
Total costs and expenses	36,617	28,993	69,988	57,779
Loss from operations	(14,947)	(9,498)	(27,437)	(19,123)
Interest income	103	246	198	756
Interest expense	(65)	—	(65)	(2)
Other income (expense), net	(36)	1	(48)	9
Loss before income taxes	(14,945)	(9,251)	(27,352)	(18,360)
Provision for income taxes	8	4	5	34
Net loss	$(14,953)	$(9,255)	$(27,357)	$(18,394)
Net loss per share, basic and diluted	$(0.34)	$(0.29)	$(0.63)	$(0.58)
Weighted-average shares outstanding, basic and diluted	43,960,794	31,731,628	43,113,195	31,538,329

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(14,953)	$(9,255)	$(27,357)	$(18,394)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	19	(4)	21	(9)
Change in unrealized gain (loss) on available-for-sale debt securities	4	37	(25)	121
Comprehensive loss	$(14,930)	$(9,222)	$(27,361)	$(18,282)

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the Three Months Ended June 30, 2021 and 2020

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—March 31, 2021	43,798,661	$4	$542,694	$(5)	$(194,273)	$348,420
Proceeds from exercise of stock options	270,912	—	466	—	—	466
Proceeds from Employee Stock Purchase Plan purchases	57,001	—	1,191	—	—	1,191
Restricted stock units vested	83,394	—	—	—	—	—
Stock-based compensation	—	—	3,600	—	—	3,600
Foreign currency translation adjustment	—	—	—	19	—	19
Unrealized gain on available-for-sale debt securities	—	—	—	4	—	4
Net loss	—	—	—	—	(14,953)	(14,953)
Balance—June 30, 2021	44,209,968	$4	$547,951	$18	$(209,226)	$338,747

Balance—March 31, 2020	31,530,443	$3	$248,854	$73	$(149,728)	$99,202
Proceeds from exercise of stock options	236,578	—	690	—	—	690
Proceeds from Employee Stock Purchase Plan purchases	71,480	—	631	—	—	631
Restricted stock units vested	33,621	—	—	—	—	—
Stock-based compensation	—	—	1,822	—	—	1,822
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Unrealized gain on available-for-sale debt securities	—	—	—	37	—	37
Net loss	—	—	—	—	(9,255)	(9,255)
Balance—June 30, 2020	31,872,122	$3	$251,997	$106	$(158,983)	$93,123

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the Six Months Ended June 30, 2021 and 2020

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2020	39,105,548	$4	$376,788	$22	$(181,869)	$194,945
Proceeds from follow-on equity offering, net of offering costs	4,542,500	—	161,916	—	—	161,916
Proceeds from exercise of stock options	384,938	—	1,399	—	—	1,399
Proceeds from Employee Stock Purchase Plan purchases	57,001	—	1,191	—	—	1,191
Restricted stock units vested	119,981	—	—	—	—	—
Stock-based compensation	—	—	6,657	—	—	6,657
Foreign currency translation adjustment	—	—	—	21	—	21
Unrealized loss on available-for-sale debt securities	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(27,357)	(27,357)
Balance—June 30, 2021	44,209,968	$4	$547,951	$18	$(209,226)	$338,747

Balance—December 31, 2019	31,243,029	$3	$247,282	$(6)	$(140,589)	$106,690
Proceeds from exercise of stock options	513,993	—	1,013	—	—	1,013
Proceeds from Employee Stock Purchase Plan purchases	71,480	—	631	—	—	631
Restricted stock units vested	43,620	—	—	—	—	—
Stock-based compensation	—	—	3,071	—	—	3,071
Foreign currency translation adjustment	—	—	—	(9)	—	(9)
Unrealized gain on available-for-sale debt securities	—	—	—	121	—	121
Net loss	—	—	—	—	(18,394)	(18,394)
Balance—June 30, 2020	31,872,122	$3	$251,997	$106	$(158,983)	$93,123

See notes to condensed consolidated financial statements.

.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(27,357)	$(18,394)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	6,657	3,071
Depreciation and amortization	2,909	2,815
Noncash operating lease cost	856	689
Amortization of premium (discount) on short-term investments	1,012	(34)
Other	71	(9)
Changes in operating assets and liabilities
Accounts receivable	(2,928)	(2,075)
Inventory and other deferred costs	(1,682)	(1,918)
Prepaid expenses and other assets	(4,991)	396
Accounts payable	(75)	(348)
Accrued and other current liabilities	(1,390)	(797)
Contract liabilities	(9,573)	(7,025)
Operating lease liabilities	(819)	(496)
Other long-term liabilities	(364)	128
Net cash used in operating activities	(37,674)	(23,997)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(206,672)	(67,108)
Proceeds from maturities of available-for-sale debt securities	76,508	60,313
Proceeds from sales of available-for-sale debt securities	5,059	—
Purchases of property and equipment	(4,544)	(855)
Net cash used in investing activities	(129,649)	(7,650)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	162,258	—
Payments of costs related to public offerings	(342)	—
Proceeds from loans	5,167	—
Repayments of loans	(815)	—
Proceeds from exercise of equity awards	2,591	1,644
Net cash provided by financing activities	168,859	1,644
Effect of exchange rates on cash flows and cash equivalents	19	(1)
Net change in cash and cash equivalents	1,555	(30,004)
Cash and cash equivalents, beginning of period	68,525	55,046
Cash and cash equivalents, end of period	$70,080	$25,042

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company and Nature of Business

Personalis, Inc. (the “Company”) was incorporated in Delaware on February 21, 2011 and began operations in September 2011. The Company formed a wholly owned subsidiary, Personalis (UK) Ltd., in August 2013 and a wholly owned subsidiary, Shanghai Personalis Biotechnology Co., Ltd., which is referred to as “Personalis (Shanghai) Ltd” herein, in October 2020. The Company is a growing cancer genomics company transforming the development of next-generation therapies by providing more comprehensive molecular data about each patient’s cancer and immune response. The Company provides sequencing and data analysis services to support the development of cancer therapies. The Company also provides sequencing and data analysis services to support population sequencing initiatives, which accounts for the majority of revenue. Cancer genomic services are sold primarily to pharmaceutical companies, biopharmaceutical companies, universities, non-profits, and government entities, while services for population sequencing initiatives are sold primarily to government entities. The principal markets for the Company’s services are the United States and Europe. In June 2020, the Company began partnering with a clinical genomics and life sciences company headquartered in China to expand business operations into China. The Company operates and manages its business as one reportable operating segment, which is the sale of sequencing and data analysis services.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The estimates include, but are not limited to, useful lives assigned to long-lived assets, the valuation of stock options, the valuation of stock-based awards, and provisions for income taxes and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s condensed consolidated financial position and results of operations.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company maintains an allowance for doubtful accounts, which was $0.1 million as of June 30, 2021 and December 31, 2020. The Company had no bad debt expense for the periods presented.

Significant customers are those that represent more than 10% of the Company’s total revenue in each period or accounts receivable balance at each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2021	December 31, 2020
	2021	2020	2021	2020
VA MVP	62%	76%	63%	76%	11%	*
Pfizer Inc.	15%	10%	14%	*	50%	*
Merck & Co., Inc.	*	*	*	*	12%	59%
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

The Company derives revenue from sequencing and data analysis services to support the development of personalized cancer vaccines and other next-generation cancer immunotherapies, as well as to support population sequencing initiatives. The Company’s contracts are in the form of a combination of signed agreements, statements of work, and/or purchase orders. Under Topic 606, the Company accounts for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it will be entitled.

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

Cost of Revenue

Cost of revenue consists of raw materials costs, personnel costs (salaries, bonuses, benefits, payroll taxes, and stock-based compensation), laboratory supplies and consumables, depreciation and maintenance on equipment, and allocated facilities and information technology (“IT”) costs.

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

Inputs used in Black-Scholes option-pricing models to measure fair value of options are summarized as follows:

Expected Term. The expected term is calculated using the simplified method, which is available if there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting tranche for awards with graded vesting. The midpoint of the vesting date and the contractual expiration date is used as the expected term under this method. For awards with multiple vesting tranches, the assumed period for each tranche is computed separately and then averaged together to determine the expected term for the award.

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

Other deferred costs relate to work in process for costs incurred on genomic analysis contracts that have not been completed or recognized as revenue. Other deferred costs represent materials used in sequencing services, labor, and overhead allocations.

Leases

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. As of June 30, 2021, the Company had no finance leases.

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

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The accounting update also made minor changes to the impairment model for available-for-sale debt securities. In November 2019, the FASB delayed the effective date for Topic 326 as applicable to smaller reporting companies to the first quarter of 2023. While the Company will no longer qualify as a smaller reporting company starting in the first quarter of 2022, the delayed effective date still applies to the Company. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures. The Company will apply the new guidance by means of a cumulative-effect adjustment to the opening retained earnings as of the beginning of the first reporting period in which the guidance is effective.

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

Note 3. Revenue

The following table presents revenue disaggregated by customer type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
VA MVP	$13,507	$14,750	$26,717	$29,506
All other customers	8,163	4,745	15,834	9,150
Total revenue	$21,670	$19,495	$42,551	$38,656

Revenue from countries outside of the United States, based on the billing addresses of customers, represented approximately 6% and 1% of the Company’s revenue for the three months ended June 30, 2021 and 2020, and approximately 7% and 5% for the six months ended June 30, 2021 and 2020, respectively.

Contract Assets and Liabilities

Contract assets as of June 30, 2021 and December 31, 2020 were immaterial.

The Company’s contract liabilities consist of customer deposits in excess of revenue recognized and are presented as current liabilities in the condensed consolidated balance sheets.

The balance of contract liabilities was $11.5 million and $21.0 million as of June 30, 2021 and December 31, 2020, respectively. Revenue recognized for the three months ended June 30, 2021 and 2020 that were included in the contract liability balance at the beginning of each reporting period were $9.8 million and $10.8 million, respectively. Revenue recognized for the six months ended June 30, 2021 and 2020 that were included in the contract liability balance at the beginning of each period were $18.9 million and $21.5 million, respectively.

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which include VA MVP contract liabilities and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $16.8 million as of June 30, 2021, the substantial majority of which is expected to be recognized as revenue within the next quarter. The Company has elected the optional exemption that allows for the exclusion of contracts with an original expected duration of one year or less.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$4,225	$2,675
Other deferred costs	3,096	2,964
Total inventory and other deferred costs	$7,321	$5,639

Property and equipment. Depreciation and amortization expense for the three months ended June 30, 2021 and 2020 was $1.4 million, and for the six months ended June 30, 2021 and 2020 was $2.9 million and $2.8 million, respectively. Accumulated depreciation and amortization was $15.9 million and $14.5 million as of June 30, 2021 and December 31, 2020, respectively.

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued compensation	$6,219	$8,041
Operating lease liabilities	3,360	2,445
Loans—current portion (Note 6)	2,786	—
Employee ESPP contributions	462	407
Accrued liabilities	435	313
Accrued taxes	446	95
Total accrued and other current liabilities	$13,708	$11,301

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$6,565	$—	$—	$6,565
Money market funds	21,523	—	—	21,523	Level 1
Commercial paper	41,993	—	(1)	41,992	Level 2
Total cash and cash equivalents	70,081	—	(1)	70,080
Short-term investments:
Asset-backed securities	18,277	2	(2)	18,277	Level 2
Commercial paper	135,889	3	(4)	135,888	Level 2
Corporate debt securities	24,377	1	(3)	24,375	Level 2
U.S. agency securities	24,056	9	—	24,065	Level 2
U.S. government securities	56,230	4	(12)	56,222	Level 2
Total short-term investments	258,829	19	(21)	258,827
Total assets measured at fair value	$328,910	$19	$(22)	$328,907

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$4,767	$—	$—	$4,767
Money market funds	22,614	—	—	22,614	Level 1
Commercial paper	41,145	—	(1)	41,144	Level 2
Total cash and cash equivalents	68,526	—	(1)	68,525
Short-term investments:
Commercial paper	25,470	—	—	25,470	Level 2
Corporate debt securities	29,576	—	(8)	29,568	Level 2
U.S. agency securities	61,436	31	(1)	61,466	Level 2
U.S. government securities	18,260	1	—	18,261	Level 2
Total short-term investments	134,742	32	(9)	134,765
Total assets measured at fair value	$203,268	$32	$(10)	$203,290

Realized gains or losses on marketable securities are immaterial for the periods presented. No security has been in an unrealized loss position for 12 months or greater. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. As of June 30, 2021, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired.

The Company’s marketable debt securities at June 30, 2021 have maturities due in one year or less, except for debt securities with an aggregate cost basis and fair value of $34.7 million that have maturities ranging from 13 to 21 months.

Note 6. Loans

In April 2021, the Company entered into a payment agreement with a financing entity to finance the purchase of $2.4 million of certain internal use software licenses and related software maintenance from a vendor. The financing entity and vendor are not related. The Company is obligated to repay the financed amount in three equal payments of $0.8 million in May 2021, May 2022, and May 2023. The payment agreement is noninterest bearing and the Company concluded that such interest rate (zero) did not represent fair and adequate compensation to the financing entity for the use of the related funds. Accordingly, the Company approximated the rate at which it could obtain financing of a similar nature from other sources at the date of the transaction. The resulting imputed interest rate was 7% and was used to establish the present value of the payment agreement. The discount is recognized as interest expense in the condensed consolidated statements of operations over the life of the payment agreement.

In April 2021, the Company entered into another payment agreement, with the same financing entity, to finance the purchase of $3.1 million of certain computer hardware and related hardware maintenance. The Company is required to pay three equal payments of $1.04 million in July 2021, June 2022, and June 2023. The nature of this agreement and resulting accounting treatment are the same as the payment agreement described in the preceding paragraph.

The total initial present value of the payment agreements was $5.2 million and presented as proceeds from loans in the condensed consolidated statements of cash flows. Such proceeds were used to purchase equipment, software, and related maintenance and are reflected as cash outflows in the investing and operating activities sections in the condensed consolidated statements of cash flows. Repayments are presented as financing cash outflows in the condensed consolidated statements of cash flows. Interest expense for the three and six months ended June 30, 2021 was $0.1 million. Amounts outstanding under the payment agreements are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Principal	$4,757	$—
Less: unamortized discount	(339)	—
Total carrying amount	4,418	—
Less: current portion (included in “Accrued and other current liabilities”)	(2,786)	—
Long-term portion (included in “Other long-term liabilities”)	$1,632	$—

Note 7. Leases

In February 2015, the Company entered into a noncancelable operating lease for approximately 31,280 square feet of space used for its current laboratory and corporate headquarters. In April 2020, the Company extended the term of the lease through November 30, 2027. The lease includes an option to extend the term for a period of three years with rent payments equal to then current fair market rent for the space. The Company determined the extension option is not reasonably certain to be exercised. The lease contains a leasehold improvement incentive and escalating rent payments. In May 2021, the Company amended the lease to expand the premises subject to the lease to include an additional 14,710 square feet of space (the “Expansion Lease”). The Expansion Lease expires on December 31, 2022 and has no option to extend the term.

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

Operating lease cost for the three months ended June 30, 2021 and 2020 was $0.7 million, and for the six months ended June 30, 2021 and 2020 was $1.4 million and $1.0 million, respectively.

As of June 30, 2021, the Company’s operating leases had a weighted-average remaining lease term of 5.4 years and a weighted-average discount rate of 10.3%. The Company’s discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of June 30, 2021 were as follows (in thousands):

Amount
2021 (remaining six months)	$1,841
2022	3,318
2023	2,046
2024	2,113
2025	2,181
2026 and thereafter	4,378
Total future minimum lease payments	15,877
Less: imputed interest	(3,999)
Present value of future minimum lease payments	11,878
Less: current portion of operating lease liability	(3,360)
Long-term operating lease liabilities	$8,518

Cash paid for operating lease liabilities, included in cash flows from operating activities in the condensed consolidated statement of cash flows, for the six months ended June 30, 2021 and 2020, was $1.4 million and $0.8 million, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the six months ended June 30, 2021 and 2020 were $1.7 million and $9.8 million, respectively.

Note 8. Stock-Based Compensation

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

Shares of common stock available for issuance under the Company’s equity incentive plans as of June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020
Reserved for issuance upon exercise of options outstanding under the 2011 Plan	3,030,494	3,389,711
Reserved for issuance upon exercise or settlement of awards outstanding under the 2019 Plan	3,416,066	2,399,513
Reserved and available for issuance under the 2019 Plan	2,783,091	1,977,069
Reserved for issuance upon exercise or settlement of awards outstanding under the Inducement Plan	185,100	199,300
Reserved and available for issuance under the Inducement Plan	801,900	800,700
Reserved and available for issuance under the ESPP	654,636	320,582
Total number of shares reserved	10,871,287	9,086,875

Stock Option Activity

A summary of the Company’s stock option activity (excluding performance-based stock option activity summarized further below) under the 2011 Plan, 2019 Plan, and Inducement Plan for the six months ended June 30, 2021 is as follows:

	Outstanding Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2020	4,948,306	$7.10	6.71	$146,044
Options granted	728,306	21.89
Options exercised	(384,938)	3.64
Options cancelled	(66,460)	9.99
Balance—June 30, 2021	5,225,214	$9.38	6.76	$84,982
Options vested and exercisable as of June 30, 2021	3,118,662	$5.17	5.29	$62,790

Options granted to new hires generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted as merit awards generally vest monthly over a three- or four-year period.

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $25.30 on June 30, 2021 and the exercise prices of the underlying stock options. Out-of-the money stock options are excluded from the aggregate intrinsic value.

The weighted-average grant date fair value of options granted was $12.34 and $6.70 per share for the three months ended June 30, 2021 and 2020, and $13.55 and $4.81 per share for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the unrecognized stock-based compensation cost of unvested options was $19.0 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Valuation of Stock Options

The Company estimated the fair value of stock options (excluding performance-based stock options discussed below) using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term (in years)	5.50 - 6.27	5.50 - 6.08	5.50 - 6.27	5.50 - 6.08
Volatility	69.39 - 69.90%	67.58 - 68.18%	68.06 - 69.90%	61.74 - 68.18%
Risk-free interest rate	0.94 - 1.06%	0.36 - 0.44%	0.62 - 1.06%	0.36 - 1.66%
Dividend yield	–%	–%	–%	–%

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

A summary of the Company’s performance-based stock option activity under the 2019 Plan for the six months ended June 30, 2021 is as follows:

	Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2020	421,000	$5.10	9.21	$13,266
Options granted	—
Options exercised	—
Options cancelled	—
Balance—June 30, 2021	421,000	$5.10	8.71	$8,504
Options vested and exercisable as of June 30, 2021	421,000	$5.10	8.71	$8,504

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $25.30 on June 30, 2021 and the exercise price of the underlying stock options. As of June 30, 2021, there is no remaining unrecognized stock-based compensation cost.

Valuation of Performance-Based Stock Options

The Company estimated the fair value of the PSO using a Monte Carlo Model and the following assumptions and estimates:

2020
Performance period (in years)	10.00
Derived service period (in years)	4.55
Volatility	63.60%
Risk-free interest rate	1.02%
Dividend yield	–%
Estimated fair value per share	$3.31

Restricted Stock Units Activity and Valuation

A summary of the Company’s RSU activity under the 2019 Plan and Inducement Plan for the six months ended June 30, 2021 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2020	619,218	$10.41	$22,670
RSUs granted	514,496	22.94
RSUs vested	(119,981)	8.51	2,955
RSUs cancelled	(28,287)	15.86
Balance—June 30, 2021	985,446	$17.03	$24,932

The Company granted RSUs to employees to receive shares of the Company’s common stock. The RSUs awarded are subject to each individual’s continued service to the Company through each applicable vesting date. RSUs granted to new hires generally vest annually over a four-year period. RSUs granted as merit awards generally vest semi-annually over a three- or four-year period, or in some cases quarterly over a three-year period. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant.

The aggregate fair value of unvested RSUs is calculated using the closing price of the Company’s common stock of $25.30 on June 30, 2021. As of June 30, 2021, the unrecognized stock-based compensation cost of unvested RSUs was $15.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The Company's default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

ESPP Activity and Valuation

During the six months ended June 30, 2021 and 2020, 57,001 and 71,480 shares of common stock were purchased under the ESPP, respectively. The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Three and Six Months Ended June 30,
	2021	2020
Expected term (in years)	0.49	0.50
Volatility	74.88%	102.10%
Risk-free interest rate	0.04%	0.12%
Dividend yield	–%	–%
Grant-date fair value per share	$8.21	$4.29

Stock Option Modifications

During March 2021, the Company’s board of directors approved modifications to the outstanding stock options of two of the Company’s non-employee directors. The modifications involved acceleration of unvested options and an extension of the exercise periods. The modifications resulted in incremental compensation cost of $1.2 million, all of which was recognized during the six months ended June 30, 2021. During the three months ended June 30, 2021, $0.6 million of such incremental compensation was recognized.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$2,325	$1,259	$4,503	$2,262
RSUs	1,011	310	1,655	423
ESPP	264	177	499	297
Performance-based stock options	—	76	—	89
Total stock-based compensation expense	$3,600	$1,822	$6,657	$3,071

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$332	$209	$620	$352
Research and development	900	394	1,628	653
Selling, general and administrative	2,368	1,219	4,409	2,066
Total stock-based compensation expense	$3,600	$1,822	$6,657	$3,071

Note 9. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the condensed consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of June 30, 2021, the Company was not involved in any material legal proceedings.

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

Note 10. Basic and Diluted Net Loss Per Common Share

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

The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(14,953)	$(9,255)	$(27,357)	$(18,394)
Weighted-average common shares outstanding—basic and diluted	43,960,794	31,731,628	43,113,195	31,538,329
Net loss per common share—basic and diluted	$(0.34)	$(0.29)	$(0.63)	$(0.58)

The Company incurred net losses in the periods presented, and as a result, potential common shares from stock options, common stock warrants, RSUs, and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive. The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock warrants	—	127,598	—	127,598
Options to purchase common stock	5,646,214	5,624,766	5,646,214	5,624,766
Unvested RSUs	985,446	629,470	985,446	629,470
ESPP	69,380	95,403	69,380	95,403
Total	6,701,040	6,477,237	6,701,040	6,477,237

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

Overview

We are a growing cancer genomics company transforming the development of next-generation therapies by providing more comprehensive molecular data about each patient’s cancer and immune response. We designed our NeXT Platform to adapt to the complex and evolving understanding of cancer, providing our biopharmaceutical customers with information on all of the approximately 20,000 human genes, together with the immune system, in contrast to many cancer panels that cover roughly only 50 to 500 genes. In parallel with the development of our platform technology, we have also pursued business within the population sequencing market, and we have provided whole genome sequencing services under contract with the U.S. Department of Veterans Affairs (the “VA”) Million Veteran Program (the “VA MVP”), which has enabled us to innovate, scale our operational infrastructure, and achieve greater efficiencies in our lab. We delivered the 125,000th whole human genome sequence dataset to the VA MVP in June 2021 with over 50,000 of these genomes delivered in the past 12 months alone. In September 2020, we announced receipt of a new task order from the VA MVP with an approximate value of up to $31 million. The cumulative value of task orders received from the VA MVP since inception is approximately $176 million, approximately $159.2 million of which we had recognized as revenue as of June 30, 2021.

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

Our operations have been impacted by the ongoing COVID-19 pandemic. As of June 15, 2021, the Governor of California terminated executive orders that put into place the Stay Home Order and the Blueprint for a Safer Economy. The Governor also phased out the vast majority of executive actions put in place since March 2020 as part of the pandemic response. We had previously substantially closed our office facilities and limited access to our laboratory facilities to protect our employees and to comply with the now-terminated health orders. We are beginning to welcome back a select number of employees to our office facilities, consistent with our latest health and safety protocols and applicable government regulations and guidance. The previous shelter-in-place order and health orders have negatively impacted productivity, disrupted our business, and slowed research and development activities due to us limiting access to our laboratory space that would otherwise be used by our research and development group, and, to the extent such orders return in similar or more stringent form, they may continue to cause such effects on our operations. The health orders have disrupted, and may continue to disrupt if they return in similar or more stringent form, the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Additionally, we are aware of increased demand in the market for certain consumables used in COVID-19 test kits and vaccines. We use such consumables in our operations, and we have faced, and may face in the future, difficulties in acquiring such consumables if our suppliers prioritize orders related to COVID-19. Several of our customers, including the VA MVP, were delayed in sending us samples in the prior year due to the inability to collect or ship samples during the COVID-19 pandemic, and these and additional customers may be disrupted from collecting samples or sending purchase orders and samples to us in the future. Many of our customers, potential customers and potential partners have also put in place policies restricting visitors from other companies, and therefore our sales team and members of management have been unable to meet such parties in person, which may result in reduced acquisition of new customers, fewer orders from existing customers, and fewer potential partnering opportunities. We have yet to see a return to pre-pandemic conditions on this front. If a COVID-19 outbreak were to occur among our laboratory employees, we may significantly curtail our laboratory operations or pause operations altogether until the imminent health risk to our employees subsided. Such disruptions in our operations, and our customers’ and suppliers’ operations, may continue to adversely affect revenue and operating results.

The global COVID-19 pandemic continues to rapidly evolve and to present serious health risks. While authorities in many areas have lifted or relaxed pandemic-related restrictions, in some cases they have subsequently re-imposed various restrictions after observing an increased rate of COVID-19 cases; for example, in December 2020, state and local authorities in California reinstated shelter-in-place orders in light of the increasing rate of COVID-19 cases and shortage of intensive care unit beds across the state. More recently, in July 2021, the County of San Mateo issued a formal recommendation to wear a mask indoors as precaution against COVID-19 amidst a rise in local COVID-19 cases and increased circulation of the Delta variant and, on August 2, 2021, the County issued a new health order requiring all individuals to wear face coverings when indoors in workplaces and public settings regardless of vaccination status, with certain limited exceptions. Our primary operations and headquarters are located in San Mateo County. There is no guarantee when or if all such restrictions and recommendations will be eliminated, such that we and our customers, manufacturers and suppliers will be able to safely resume operations consistent with our pre-COVID-19 operations. Vaccines against COVID-19 have been approved by the FDA and other regulatory authorities for emergency use, but there is uncertainty as to how quickly and to what extent the vaccines will impact the COVID-19 pandemic.

While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results.

Components of Operating Results

Revenue

We derive our revenue primarily from sequencing and data analysis services to support the development of next-generation cancer therapies and to support large-scale genetic research programs. We support our customers by providing high-accuracy, validated genomic sequencing and advanced analytics. Many of these analytics are related to state-of-the-art biomarkers, including those relevant to immuno-oncology therapeutics such as checkpoint inhibitors.

Our revenue is primarily generated through contracts with companies in the pharmaceutical industry, healthcare organizations, and government entities. Our ability to increase revenue will depend on our ability to further penetrate this market. To do this, we are developing a growing set of state-of-the-art products, advancing our operational infrastructure, expanding our international presence, building our regulatory credentials, and expanding our targeted marketing efforts. Unlike diagnostic or therapeutic companies, we have not to date sought reimbursement through traditional healthcare payors. We sell through a small direct sales force.

We derive a substantial portion of our current and expected future revenue from sales of our DNA sequencing and data analysis services to the VA MVP. Our contract with the VA MVP does not include specific testing turnaround times. Therefore, we have the ability to modulate the volume of samples processed for the VA MVP up or down to complement sample volumes from all other customers, which can vary from period to period.

We have one reportable segment from the sale of sequencing and data analysis services. Substantially all of our revenue to date has been derived from sales in the United States.

Costs and Expenses

Cost of Revenue

Cost of revenue consists of raw materials costs, personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits), laboratory supplies and consumables, depreciation and maintenance on equipment, and allocated facilities and information technology (“IT”) costs. We expect cost of revenue to increase as our revenue grows, and in the short term cost of revenue may outpace revenue growth as we invest in expanding our laboratory capacity, but over time the cost per sample processed is expected to decrease due to economies of scale we may gain as volume increases, automation initiatives, and other cost reductions.

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

Interest Income and Interest Expense

Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. Since the first quarter of 2020, our interest income has been adversely impacted by declines in yields on debt securities. While our average balances of cash and cash equivalents and short-term investments have increased as compared to the same periods in the prior year (due primarily to our follow-on equity offerings), we expect that our interest income will not materially increase in the near future given the current low interest-rate environment. Interest expense in the second quarter and first six months of 2021 is the recognition of imputed interest on noninterest bearing loans.

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

Results of Operations

The following sets forth, for the periods presented, our unaudited condensed consolidated statements of operations and selected financial data (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$21,670	$19,495	$42,551	$38,656
Costs and expenses
Cost of revenue	13,502	14,823	26,956	29,945
Research and development	11,687	6,465	21,183	12,855
Selling, general and administrative	11,428	7,705	21,849	14,979
Total costs and expenses	36,617	28,993	69,988	57,779
Loss from operations	(14,947)	(9,498)	(27,437)	(19,123)
Interest income	103	246	198	756
Interest expense	(65)	—	(65)	(2)
Other income (expense), net	(36)	1	(48)	9
Loss before income taxes	(14,945)	(9,251)	(27,352)	(18,360)
Provision for income taxes	8	4	5	34
Net loss	$(14,953)	$(9,255)	$(27,357)	$(18,394)
Net loss per share, basic and diluted	$(0.34)	$(0.29)	$(0.63)	$(0.58)
Weighted-average shares outstanding, basic and diluted	43,960,794	31,731,628	43,113,195	31,538,329

	June 30,	December 31,
	2021	2020
Cash and cash equivalents, and short-term investments	$328,907	$203,290
Working capital	320,222	180,083
Total assets	383,340	244,842
Long-term obligations	10,506	9,261
Total liabilities	44,593	49,897
Total stockholders' equity	338,747	194,945

Revenue

The following table shows revenue by customer type (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2021	2020		2021	2020
VA MVP	$13,507	$14,750	(8%)	$26,717	$29,506	(9%)
All other customers	8,163	4,745	72%	15,834	9,150	73%
Total revenue	$21,670	$19,495	11%	$42,551	$38,656	10%

The following table shows concentration of revenue by customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
VA MVP	62%	76%	63%	76%
Pfizer Inc.	15%	10%	14%	*
* Less than 10% of revenue

VA MVP

The decrease of $1.2 million and $2.8 million in revenue from the VA MVP during the second quarter and first six months of 2021 was primarily due to a decrease in the volume of samples we tested in each period. We expect the substantial majority of our remaining backlog of $16.8 million with the VA MVP to be converted into revenue during the next quarter.

All other customers

The increase of $3.4 million in revenue from all other customers during the second quarter of 2021 was driven primarily by strong demand from large pharmaceutical customers for our NeXT Platform products which resulted in an increase in the volume of samples we tested during the period. Revenue derived from our NeXT Platform products exceeded $4.5 million during the second quarter of 2021 and was approximately $2.6 million in the second quarter of 2020. We also recognized $0.3 million in additional revenue from our biobank customer in the second quarter of 2021 as compared to the second quarter of 2020, as sample receipts from the customer were sharply reduced in the second quarter of 2020 due to the COVID-19 pandemic.

The increase of $6.7 million in revenue from all other customers during the first six months of 2021 was driven primarily by strong demand from large pharmaceutical customers for our NeXT Platform products, which resulted in an increase in the volume of samples we tested during the period. Revenue derived from our NeXT Platform products exceeded $9.0 million during the first six months of 2021 and was approximately $3.0 million during the same period of the prior year.

Costs and Expenses

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2021	2020		2021	2020
	(in thousands)			(in thousands)
Cost of revenue	$13,502	$14,823	(9%)	$26,956	$29,945	(10%)
Research and development	11,687	6,465	81%	21,183	12,855	65%
Selling, general and administrative	11,428	7,705	48%	21,849	14,979	46%
Total costs and expenses	$36,617	$28,993	26%	$69,988	$57,779	21%

Cost of revenue

The decreases in cost of revenue in the second quarter and first six months of 2021, as compared to the comparable year ago periods, was primarily due to favorable customer mix and efficiencies within our laboratory operations. Raw materials costs were lower, relative to revenue, for non-VA MVP customer orders, resulting in favorable customer mix for the second quarter and first six months of 2021. We also observed more efficient sample processing overall during each period, including less labor and overhead required per sample processed, which was favorable for both VA MVP and non-VA MVP orders.

The cost components related to the $1.3 million decrease in cost of revenue during the second quarter of 2021 were a $0.7 million decrease in raw materials due to the favorable customer mix, a $0.4 million decrease in indirect costs due to a higher utilization of our laboratory for research and development activities, and a $0.2 million decrease in the cost of laboratory supplies and consumables.

The cost components related to the $3.0 million decrease in cost of revenue during the first six months of 2021 were a $2.0 million decrease in raw materials due to the favorable customer mix, a $0.8 million decrease in the cost of laboratory supplies and consumables, and a $0.4 million decrease in indirect costs due to a higher utilization of our laboratory for research and development activities, which were partially offset by a $0.2 million increase in personnel-related costs.

Research and development

The $5.2 million increase in research and development during the second quarter of 2021 was primarily due to the development of new products and lab automation efforts and consisted of an increase of $3.6 million in personnel-related costs primarily related to increased headcount, a $1.0 million increase in sample processing costs incurred in our laboratory for new product development, a $0.5 million increase in IT and facilities costs, and a $0.1 million increase in consulting fees.

The $8.3 million increase in research and development during the first six months of 2021 was primarily due to development of new products and lab automation efforts and consisted of an increase of $5.8 million in personnel-related costs primarily related to increased headcount, a $1.2 million increase in sample processing costs incurred in our laboratory for new product development, a $1.1 million increase in IT and facilities costs, and a $0.2 million increase in consulting fees.

Selling, general and administrative

The $3.7 million increase in selling, general and administrative during the second quarter of 2021 was primarily due to a $2.5 million increase in personnel-related costs primarily related to increased headcount, a $0.6 million increase in professional services (including corporate insurance, audit fees, and legal expenses), and a $0.6 million charge in connection with the modification of stock options held by a non-employee board member.

The $6.9 million increase in selling, general and administrative during the first six months of 2021 was primarily due to a $5.0 million increase in personnel-related costs primarily related to increased headcount, a $1.2 million charge in connection with the modification of stock options held by two non-employee board members, and a $0.9 million increase in professional services (including corporate insurance, audit fees, and legal expenses), which were partially offset by a $0.2 million decrease in travel-related costs due to pandemic-related travel restrictions and other costs.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2021	2020		2021	2020
Interest income	$103	$246	(58%)	$198	$756	(74%)
Interest expense	(65)	—		(65)	(2)
Other income (expense), net	(36)	1		(48)	9
Total	$2	$247		$85	$763

Interest income and interest expense

The decreases in interest income during the second quarter and first six months of 2021 was driven by declines in yields on debt securities, partially offset by higher average cash and investment balances subsequent to our follow-on equity offerings in August 2020 and January 2021. Interest expense in the second quarter and first six months of 2021 is the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

Other expense for the second quarter and first six months of 2021 consisted of foreign currency transaction losses and remeasurements. Other income in the second quarter and first six months of 2020 consisted of foreign currency remeasurements.

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of and for the six months ended June 30, 2021 and 2020 (in thousands):

	As of June 30,
	2021	2020
Cash and cash equivalents, and short-term investments	$328,907	$105,233
Property and equipment, net	14,258	12,650
Contract liabilities	11,460	28,952
Working capital	320,222	77,084

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(37,674)	$(23,997)
Net cash used in investing activities	(129,649)	(7,650)
Net cash provided by financing activities	168,859	1,644

From our inception through June 30, 2021, we have funded our operations primarily from $279.0 million in net proceeds from our follow-on equity offerings in January 2021 and August 2020, $144.0 million in net proceeds from our IPO in June 2019, and $89.6 million from issuance of redeemable convertible preferred stock, as well as cash from operations and debt financing. As of June 30, 2021, we held cash and cash equivalents in the amount of $70.1 million and short-term investments in the amount of $258.8 million.

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

During the six months ended June 30, 2021, cash used in operating activities of $37.7 million was a result of $27.4 million of net loss and the net negative change in operating assets and liabilities of $21.8 million ($9.6 million of which was related to reductions in outstanding customer prepayments as we fulfilled the related revenue contracts, $5.0 million due to prepayments of insurance and other service contracts, and $2.9 million due to an increase in customer accounts receivables), partially offset by non-cash adjustments to net income of $11.5 million (the most significant non-cash expenses for us in the six months ended June 30, 2021 were $6.7 million of stock-based compensation and $2.9 million of depreciation and amortization).

During the six months ended June 30, 2020, cash used in operating activities of $24.0 million was a result of $18.4 million of net loss and the net negative change in operating assets and liabilities of $12.1 million ($7.0 million of which was related to reductions in outstanding customer prepayments as we fulfilled the related revenue contracts), partially offset by non-cash adjustments to net income of $6.5 million (the most significant non-cash expenses for us in the six months ended June 30, 2020 were $3.1 million of stock-based compensation and $2.8 million of depreciation and amortization).

During the six months ended June 30, 2021, cash used in investing activities of $129.6 million was due to a $125.1 million net investment of cash into short-term investments and $4.5 million acquisitions of property and equipment. Cash provided by financing activities of $168.9 million during the same period consisted of $162.3 million net proceeds from our January 2021 follow-on equity offering, $5.1 million proceeds from loans, and $2.6 million proceeds from stock option exercises and purchases under our ESPP, partially offset by $0.8 million repayments of loans and $0.3 million of offering costs.

During the six months ended June 30, 2020, cash used in investing activities of $7.7 million was due to a $6.8 million net investment of cash into short-term investments and $0.9 million acquisitions of property and equipment. Cash provided by financing activities of $1.6 million during the same period was the proceeds from stock option exercises and purchases under our ESPP.

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

We currently expect our capital expenditures to support our growth initiatives globally to increase in 2021, as compared to capital expenditures in 2020. Such expenditures are expected to consist primarily of laboratory equipment and computer equipment. We anticipate fulfilling such expenditures with our existing cash and cash equivalents and short-term investments, which amounted to $328.9 million as of June 30, 2021.

Our noncancelable operating lease payments were $15.9 million as of June 30, 2021. The timing of these future payments, by year, can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 7, “Leases.”

During the second quarter of 2021, we entered into two noninterest bearing loans to finance the purchase of $5.5 million of computer hardware, internal use software licenses, and related ongoing support. We made a payment of $0.8 million during the second quarter of 2021 and have a remaining payment of $1.04 million due in 2021. We are required to make payments of $1.84 million in each of 2022 and 2023. Further discussion of this transaction can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 6, “Loans.”

Certain of our customers prepay us for a portion of the services that they expect to order from us before they place purchase orders and we deliver those services. In some cases, this prepayment can be substantial and may be paid months or a year or more in advance of these customers providing samples to us and before our delivery of the services to which some or all of the deposit relates. As of June 30, 2021, we had approximately $11.5 million in customer deposits, including $10.5 million from one customer. We are generally not required by our contracts to retain these deposits in cash or otherwise and we have generally used these deposits to make capital expenditures and fund our operations. When a customer that has prepaid us for future services cancels its contract with us, reduces the level of services that it expects to receive, or we determine that a prepayment is no longer necessary, we will repay that customer’s deposit. We do not expect such repayments to require material amounts of cash.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2021, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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
•

If we are unable to increase sales of our current services or products or successfully develop and commercialize other services or products, or are unable to successfully compete with our competitors, we may fail to generate sufficient revenue to achieve profitability and sustain our business.

•

Our operations and employees face risks related to health crises, such as the ongoing COVID-19 pandemic, that could adversely affect our operations, our financial condition, and our operations results, and the business or operations of our customers or other third parties with whom we conduct business.

•

A limited number of customers account for a substantial portion of our revenue and accounts receivable; in particular, we derive a substantial portion of our revenue from our largest customer, the VA MVP.

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

•

Changes in health care policy could increase our costs, decrease our revenue, and impact sales of and reimbursement for our tests. If we decide to grow our business by developing in vitro diagnostic tests, we may be subject to reimbursement challenges.

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

We have incurred net losses since our inception. For the years ended December 31, 2020, 2019, and 2018 we had net losses of $41.3 million, $25.1 million, and $19.9 million, respectively. For the six months ended June 30, 2021, we had a net loss of $27.4 million. As of June 30, 2021, we had an accumulated deficit of $209.2 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

If we are unable to increase sales of our current services or successfully develop and commercialize other services or products, or if we are unable to execute our sales and marketing strategy for our services or unable to gain sufficient acceptance in the market, we may fail to generate sufficient revenue to achieve profitability and sustain our business.

We currently derive substantially all of our revenue from sales of our services. We began offering our services through our Clinical Laboratory Improvement Amendments of 1988 (“CLIA”)-certified, College of American Pathologists (“CAP”)-accredited, and state-licensed laboratory in 2013. We are in varying stages of research and development for other services and products that we may offer. If we are unable to increase sales of our existing services or successfully develop and commercialize other services and products, we will not generate sufficient revenue to become profitable.

In addition, as a growing genomics company, we have engaged in targeted sales and marketing activities for our services. Although we have had revenue from sales of our services since 2013, our services may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or permit us to become profitable. We will need to further establish and grow the market for our services through the expansion of our current relationships and development of new relationships with biopharmaceutical customers. Gaining acceptance in medical communities can be supported by, among other things, publications in leading peer-reviewed journals of results from studies using our services. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our services.

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

Our operations have been impacted by the ongoing COVID-19 pandemic. As of June 15, 2021, the Governor of California terminated executive orders that put into place the Stay Home Order and the Blueprint for a Safer Economy. The Governor also phased out the vast majority of executive actions put in place since March 2020 as part of the pandemic response. We had previously substantially closed our office facilities and limited access to our laboratory facilities to protect our employees and to comply with the now-terminated health orders. We are beginning to welcome back a select number of employees to our office facilities, consistent with our latest health and safety protocols and applicable government regulations and guidance. The previous shelter-in-place order and health orders have negatively impacted productivity, disrupted our business, and slowed research and development activities due to us limiting access to our laboratory space that would otherwise be used by our research and development group, and, to the extent such orders return in similar or more stringent form, they may continue to cause such effects on our operations. The health orders have disrupted, and may continue to disrupt if they return in similar or more stringent form, the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Additionally, we are aware of increased demand in the market for certain consumables used in COVID-19 test kits and vaccines. We use such consumables in our operations, and we have faced, and may face in the future, difficulties in acquiring such consumables if our suppliers prioritize orders related to COVID-19. Several of our customers, including the VA MVP, were delayed in sending us samples in the prior year due to the inability to collect or ship samples during the COVID-19 pandemic, and these and additional customers may be disrupted from collecting samples or sending purchase orders and samples to us in the future. Many of our customers, potential customers and potential partners have also put in place policies restricting visitors from other companies, and therefore our sales team and members of management have been unable to meet such parties in person, which may result in reduced acquisition of new customers, fewer orders from existing customers, and fewer potential partnering opportunities. We have yet to see a return to pre-pandemic conditions on this front. If a COVID-19 outbreak were to occur among our laboratory employees, we may significantly curtail our laboratory operations or pause operations altogether until the imminent health risk to our employees subsided. Such disruptions in our operations, and our customers’ and suppliers’ operations, may continue to adversely affect revenue and operating results.

The global COVID-19 pandemic continues to rapidly evolve and to present serious health risks. While authorities in many areas have lifted or relaxed pandemic-related restrictions, in some cases they have subsequently re-imposed various restrictions after observing an increased rate of COVID-19 cases; for example, in December 2020, state and local authorities in California reinstated shelter-in-place orders in light of the increasing rate of COVID-19 cases and shortage of intensive care unit beds across the state. More recently, in July 2021, the County of San Mateo issued a formal recommendation to wear a mask indoors as precaution against COVID-19 amidst a rise in local COVID-19 cases and increased circulation of the Delta variant and, on August 2, 2021, the County issued a new health order requiring all individuals to wear face coverings when indoors in workplaces and public settings regardless of vaccination status, with certain limited exceptions. Our primary operations and headquarters are located in San Mateo County. There is no guarantee when or if all such restrictions and recommendations will be eliminated, such that we and our customers, manufacturers and suppliers will be able to safely resume operations consistent with our pre-COVID-19 operations.

While vaccines for COVID-19 have been developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, and we do not yet know how businesses, advertisers, or our partners will operate in a post COVID-19 environment. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business fully recover. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain.

A continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results.

If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue or achieve and sustain profitability.

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

Some of our present or potential competitors, including Adaptive Biotechnologies Corporation, C2i Genomics, Inc., Caris Life Sciences, Inc., Covance Inc., which was acquired by Laboratory Corporation of America Holdings in February 2015, Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in July 2018, Freenome, Inc., Genosity, Inc., which is in the process of being acquired by Invitae Corporation, Guardant Health, Inc., Inivata Limited, Invitae Corporation, Mount Sinai Genomics, Inc. which does business under the name Sema4, Natera, Inc., NanoString Technologies, Inc., NeoGenomics, Inc., Personal Genome Diagnostics, Inc., Roche Molecular Systems, Inc., and Tempus, Inc., may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. In addition, our present or potential competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. For example, in September 2020, Illumina, Inc. (“Illumina”) announced it had entered into an agreement to acquire GRAIL, Inc. (“GRAIL”), a company focused on early cancer detection and potentially other forms of cancer analysis using next-generation sequencing technology, which we view as a potential competitor. Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services which could force us to lower the price of our services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized products or services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenue or achieving or sustaining profitability.

We expect that biopharmaceutical companies will increasingly focus attention and resources on the targeted and personalized cancer diagnostic sector as the potential and prevalence of molecularly targeted oncology therapies approved by the U.S. Food and Drug Administration (the “FDA”) along with companion diagnostics increases. For example, the FDA has approved several such targeted oncology therapies that use companion diagnostics, including the anaplastic lymphoma kinase FISH test from Abbott Laboratories, Inc. for use with Xalkori® from Pfizer Inc., the BRAF kinase V600 mutation test from Roche Molecular Systems, Inc. for use with Zelboraf® from Daiichi-Sankyo/Genentech/Roche, and the BRAF kinase V600 mutation test from bioMerieux for use with Tafinlar® from GlaxoSmithKline. Since companion diagnostic tests are part of FDA labeling, non-FDA cleared tests, such as the ones we currently offer as part of our services, would be considered an off-label use and this may limit our access to this market segment. Our customers and potential customers may request, or in some cases have requested, that we consider developing and seeking FDA approval for companion diagnostic tests to accompany those customers’ therapeutic product candidates, and it may be necessary for us to do so in order to successfully compete for the business of these customers. If we do not successfully develop FDA-approved companion diagnostics, we may be at a competitive disadvantage and may be unable to increase market acceptance and sales of our other product offerings, which would prevent us from increasing or sustaining our revenue or achieving or sustaining profitability. If we were to develop one or more FDA-approved companion diagnostics, we would incur increased research and development expenses, and such activities may also divert our resources or the attention of our management and may create competing internal priorities for us.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable.

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from the U.S. Department of Veterans Affairs (the “VA”) Million Veteran Program (the “VA MVP”), which accounted for 62% and 63% of our revenue for the three and six months ended June 30, 2021, respectively, and 76% for each of the three and six months ended June 30, 2020. Our top five customers, including the VA MVP, accounted for 87% of our revenue for each of the three and six months ended June 30, 2021, and 94% and 91% of our revenue for the three and six months ended June 30, 2020, respectively. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, while we have long-term contractual arrangements with certain of our customers, these customers are not required to purchase a minimum number of analyses. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if the VA MVP terminates our services for convenience, which it is permitted to do, such termination would have a material adverse effect on our revenue, cash position, and results of operations. Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Further, if any of our other significant customers were to cease using or stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to our largest customer, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services is substantially reduced or if the VA MVP conducts a competitive bid process for the next contract and we do not win, our business, financial condition, operating results, and cash flows would be materially harmed.

We derive a substantial portion of our current and expected future revenue from sales of our DNA sequencing and data analysis services to the VA MVP. In September 2017, we entered into a one-year contract with three one-year option renewal periods with the VA for the VA MVP, pursuant to which we received contracted orders from the VA MVP in September 2017, 2018, 2019, and 2020. This contract expires in August 2021 and does not include a renewal option. Our current task order under this contract extends through August 2021. In order for us to provide additional services to the VA MVP after August 2021, we would need to receive an additional task order before the current contract expires or enter into a new services agreement with the VA MVP, neither of which had yet occurred as of the date of filing this report.

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

Our customers’ clinical trials are expensive, can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and early clinical trials. Many of the biopharmaceutical companies that are our customers do not have products approved for commercial sale and are not profitable. These customers must continue to raise capital in order to continue their development programs and to potentially continue as our customers. If our customers’ clinical trials fail or they are unable to raise sufficient capital to continue investing in their clinical programs, our revenue from these customers may decrease or cease entirely, and our business may be harmed. Furthermore, even if these customers have a drug approved for commercial sale, they may not choose to use our services as a companion diagnostic with their drug, thereby limiting our potential revenue.

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

In order to execute our business model, we need to invest in scaling our infrastructure, including hiring additional personnel and expanding laboratory capacity. We will also need to purchase additional equipment, some of which can take several months or more to procure, setup, and validate, and increase our software and computing capacity to meet increased demand. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software, and computing capacities, or process enhancements will be successfully implemented, or that we will have adequate space in our laboratory facilities to accommodate such required expansion. We expect that much of this growth will be in advance of increased demand for our services. Our current and projected future expense levels are to a large extent fixed and are largely based on our current investment plans and our estimates of future test volume. As a result, if revenue does not meet our expectations we may not be able to promptly adjust or reduce our spending to levels commensurate with our revenue. If we fail to generate demand commensurate with our infrastructure growth or if we fail to scale our infrastructure sufficiently in advance of demand to successfully meet such demand, our business, prospects, financial condition, and results of operations could be adversely affected.

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

We currently derive our revenue from our genomic analysis conducted in our laboratories. Currently, we do not have any clinical reference or research and development laboratory facilities other than our facilities in Menlo Park, California and the facilities being developed for our use in Shanghai, China. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fires, earthquakes, flooding, and power outages, which may render it difficult or impossible for us to sell or perform our services for some period of time. Additionally, as a result of the ongoing COVID-19 pandemic, we have limited access to our office and laboratory facilities in Menlo Park to protect the health and safety of our employees and to comply with applicable state and local orders. Northern California has recently experienced serious fires and the San Francisco Bay Area is considered to lie in an area with earthquake risk. The inability to sell or to perform our sequencing and analysis services, disruptions in our operations, or the backlog of samples that could develop if our facilities are inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation or such relationships in the future. The limited access to our laboratory facilities as a result of the COVID-19 pandemic has resulted, and may in the future result, in a loss in productivity, including delays to research and development programs. Furthermore, our facilities and the equipment we use to perform our services and our research and development work could be costly and time-consuming to repair or replace.

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

•	we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•	a large percentage of our revenue may be concentrated with the collaborators if the collaborations are successful and we may experience further losses if they are or later become unsuccessful;

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

Personal privacy, cyber security, and data protection are becoming increasingly significant issues in China. For example, the State Council of the People’s Republic of China adopted the Regulations of the People’s Republic of China on Administration of Human Genetic Resources, which went into effect on July 1, 2019. The regulations establish a framework for the collection, preservation, utilization, and supply abroad of human genetic resources of China. The regulations also establish a framework for the use of data and other information generated from use of human genetic resources of China. The regulations also provide that foreign organizations, individuals and entities established or controlled by them are prohibited to collect or preserve China’s human genetic resources or transport them abroad. Due to the lack of detailed interpretations and implementations, it is not clear whether the agency in China responsible for enforcing the regulations will grant the necessary approvals for use by us and our partners of our NeXT Platform or our other current or future products in research or clinical projects involving China’s human genetic resources or information generated therefrom. For example, we understand that the initial application by one of our pharmaceutical customers for such a project approval was recently rejected by such agency in China for reasons relating to data retention by our customer and sharing of rights to research results with our customer’s collaborator in China. Although it is our understanding that the agency’s decision was not based on the use of our NeXT Platform in the project, we are supporting and expect in the future to support the preparation of multiple such applications, and there is no guarantee that any such applications will be approved by such agency. The Chinese government separately has various regulations relating to the collection, use, storage, disclosure, and security of data, among other things. We cannot assure you that we will be able to comply with all of these regulatory requirements. Any failure to comply with relevant regulations and policies could result in significant cost and liability to us and could adversely affect our business and results of operations. Any additional new regulations or the amendment or modification of previously implemented regulations, or the failure to receive any necessary approvals for use of our products in connection with such projects, could require us and our partners to change our business plans and incur additional costs, and could limit our ability to generate revenue in China.

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

Moreover, there can be no assurance that any cleared or approved labeling claims will be consistent with our current claims or adequate to support continued adoption of our products. If premarket review is required for some or all of our products, the FDA may require that we stop selling our products pending clearance or approval, which would negatively impact our business. Even if our products are allowed to remain on the market prior to clearance or approval, demand for our products may decline if there is uncertainty about our products, if we are required to label our products as investigational by the FDA, or if the FDA limits the labeling claims we are permitted to make for our products. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our services, or from other services or products now in development.

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

Failure to comply with applicable clinical laboratory licensure requirements may result in a range of enforcement actions, including license suspension, limitation, or revocation, directed plan of action, onsite monitoring, civil monetary penalties, and criminal sanctions as well as significant adverse publicity. Any sanction imposed under CLIA, its implementing regulations or state or foreign laws or regulations governing clinical laboratory licensure, or our failure to renew our CLIA certificate, a state or foreign license or accreditation, could have a material adverse effect on our business, financial condition, and results of operations. Even if we were able to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so.

Failure to comply with the IVDR may result in a range of enforcement actions. Penalties under the IVDR are devolved to national governments, but the IVDR requires that such measures are “effective, proportionate, and dissuasive.” Initial indications suggest that penalties for breaches of the IVDR are likely to include fines and, potentially, prison sentences.

Although we market our tests as LDTs that are currently subject to the FDA’s exercise of enforcement discretion, if we fail to operate within the conditions of that exercise of enforcement discretion, or if any of our products otherwise fail to comply with FDA regulatory requirements as enforced, we would be subject to the applicable requirements of the FDC Act and the FDA’s implementing regulations. The FDA is empowered to impose sanctions for violations of the FDC Act and the FDA’s implementing regulations, including warning letters, civil and criminal penalties, injunctions, product seizure or recall, import bans, restrictions on the conduct of our operations and total or partial suspension of production. Any of the aforementioned sanctions could cause reputational damage, undermine our ability to maintain and increase our revenue, and harm our business, financial condition, and results of operations. In particular, if we or the FDA discover that any of our products have defects that call into question the accuracy of their results, we may be required to undertake a retest of all results and analyses provided during the period relevant to the defect, or recall the affected products. The direct costs incurred in connection with such a recall in terms of management time, administrative, and legal expenses and lost revenue, together with the indirect costs to our reputation could harm our business, financial condition, and results of operations, and our ability to execute our business strategy. While we believe that we are currently in material compliance with applicable laws and regulations as currently enforced, the FDA or other regulatory agencies may not agree, and a determination that we have violated these laws or a public announcement that we are being investigated for possible violations of these laws could adversely affect our business, financial condition, results of operations, and prospects.

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

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. Similarly, the California Consumer Privacy Act (“CCPA”) allows consumers a private right of action when certain personal information is subject to unauthorized access and exfiltration, theft or disclosure due to a business’ failure to implement and maintain reasonable security procedures. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or PII, for the treatment of genetic data, along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenue and/or subject us to additional liabilities.

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

Changes in health care policy could increase our costs, decrease our revenue, and impact sales of and reimbursement for our tests.

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

Should the U.K. or Great Britain further diverge from the EU from a regulatory perspective (for example, by not mirroring the provisions of the IVDR), tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenue or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

Intellectual Property Risks

Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violations may require us to spend significant time and money, and could in the future prevent us from selling our tests or impact our stock price, any of which could have a material adverse effect.

Our commercial success will depend in part on our avoiding infringement of patents and infringement, misappropriation or other violations of other proprietary rights of third parties, including, for example, the intellectual property of competitors. There is extensive intellectual property litigation involving the biotechnology and pharmaceutical industries and genetic sequencing technology. Our activities may be subject to claims that we infringe or otherwise violate patents owned or controlled by third parties. Numerous U.S. and foreign patents and pending patent applications exist in the genetic testing market and are owned by third parties. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. For example, we are aware of several third-party issued U.S. patents and pending patent applications with claims relating to genetic sequencing technology and methodology that may be asserted against us and may be construed to encompass our products and services. In order to avoid infringing these third-

party patents, we may find it necessary or prudent to initiate invalidity proceedings against such patents or to obtain licenses from such third-party intellectual property holders. If we are not able to invalidate such patents or obtain or maintain a license on commercially reasonable terms and such third parties assert infringement claims against us, we may be prevented from exploiting our technology and our business, financial condition, results of operations, and prospects may be materially and adversely affected. We may also be unaware of patents that a third party, including for example a competitor in the genetic testing market, might assert are infringed by our business. There may also be patent applications that, if issued as patents, could be asserted against us. Patent applications in the U.S. and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. patent applications that will not be filed outside the U.S. can remain confidential until patents issue. Therefore, patent applications covering our products, services, or technologies could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our products, services, technologies, and their use. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent, and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market our products and services. Further, we may incorrectly determine that our technologies, products, or services are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products or services.

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

Certain of our customers prepay us for a portion of the services that they expect to order from us before they place purchase orders and we deliver those services. In some cases, this prepayment can be substantial and may be paid months or a year or more in advance of these customers providing samples to us and before our delivery of the services to which some or all of the deposit relates. As of June 30, 2021, we had approximately $11.5 million in customer deposits, including $10.5 million from one customer. However, as of that date, we had $328.9 million of cash and cash equivalents, and short-term investments. We are generally not required by our contracts to retain these deposits in cash or otherwise and we have generally used these deposits to make capital expenditures and fund our operations. When a customer that has prepaid us for future services cancels its contract with us, reduces the level of services that it expects to receive, or we determine that a prepayment is no longer necessary, we will repay that customer’s deposit. We may not have the cash or other available resources to satisfy that repayment obligation. Even if we are able to satisfy the repayment obligation from available resources, we may need to seek additional sources of capital to fund our operations, which funding may not be available when needed or on acceptable terms. In either of those circumstances, our business, financial condition, results of operations, and reputation would be materially and adversely affected. Furthermore, in the future, customers may elect not to prepay us for our services in which case we would have to find other sources of funding for our capital expenditures and operations, which would be costly relative to the aforementioned cost-free customer deposit funding and which may not be available when needed or on acceptable terms.

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

If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or sales and marketing initiatives. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruption to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to us. While we believe our existing cash and cash equivalents, and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months, we cannot assure you that we will generate sufficient revenue from commercial sales to adequately fund our operating needs or achieve or sustain profitability.

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

Moreover, because of these fluctuations, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.

Our quarterly results of operations, including our revenue, gross margin, profitability, and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. For example, the VA MVP and other large customers are not obliged to deliver tissue samples or other specimens to us at any particular time or at all. The rate at which we receive tissue samples or other specimens can vary dramatically from quarter to quarter, and is difficult or impossible for us to accurately forecast. Our receipt and processing of tissue samples and other specimens from our customers leads to our recognition of revenue, and as such the variable rates of delivery of customer samples will lead to variations in our revenue from quarter to quarter. For example, we often see fluctuations in receipt and processing of samples and revenue in the fourth quarter due, in part, to the concentration of holidays in late November and in December, and some of our biopharmaceutical customers have fiscal years ending in December, which we believe may impact the timing of samples or payments provided by such customers. Fluctuations in quarterly results may adversely impact the value of our common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed elsewhere in this “Risk Factors” section. We also may face competitive pricing pressures, and we may not be able to maintain our pricing in the future, which would adversely affect our operating results.

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

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of June 30, 2021, we had 44,209,968 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of June 30, 2021 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, certain holders of shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

Our status as an emerging growth company will end on December 31, 2021, because we will qualify as a “large accelerated filer” as of such date since we had at least $700 million of equity securities held by non-affiliates on June 30, 2021.

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

Management evaluates our internal control systems, processes, and procedures for compliance with the requirements of an emerging growth company under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). This evaluation includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Date: August 4, 2021	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer (Duly Authorized Officer)