Form 10-Q
period 2021-09-30
Personalis, Inc.
filed 2021-11-04
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of registrant’s Common Stock outstanding as of October 29, 2021 was 44,783,861.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$79,572	$68,525
Short-term investments	225,658	134,765
Accounts receivable, net	10,534	6,349
Inventory and other deferred costs	5,523	5,639
Prepaid expenses and other current assets	7,728	5,441
Total current assets	329,015	220,719
Property and equipment, net	17,689	11,834
Operating lease right-of-use assets	54,923	10,271
Other long-term assets	5,067	2,018
Total assets	$406,694	$244,842
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,288	$8,301
Accrued and other current liabilities	16,261	11,301
Contract liabilities	2,967	21,034
Total current liabilities	26,516	40,636
Long-term operating lease liabilities	52,866	8,541
Other long-term liabilities	2,016	720
Total liabilities	81,398	49,897
Commitments and Contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 44,706,263 and 39,105,548 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	552,176	376,788
Accumulated other comprehensive income	12	22
Accumulated deficit	(226,896)	(181,869)
Total stockholders’ equity	325,296	194,945
Total liabilities and stockholders’ equity	$406,694	$244,842

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$22,261	$19,816	$64,812	$58,472
Costs and expenses
Cost of revenue	14,195	14,483	41,151	44,428
Research and development	13,617	7,193	34,800	20,048
Selling, general and administrative	12,140	7,793	33,989	22,772
Total costs and expenses	39,952	29,469	109,940	87,248
Loss from operations	(17,691)	(9,653)	(45,128)	(28,776)
Interest income	88	117	286	873
Interest expense	(60)	—	(125)	(2)
Other income (expense), net	5	(4)	(43)	5
Loss before income taxes	(17,658)	(9,540)	(45,010)	(27,900)
Provision for income taxes	12	5	17	39
Net loss	$(17,670)	$(9,545)	$(45,027)	$(27,939)
Net loss per share, basic and diluted	$(0.40)	$(0.27)	$(1.03)	$(0.85)
Weighted-average shares outstanding, basic and diluted	44,511,534	35,460,092	43,579,308	32,845,583

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(17,670)	$(9,545)	$(45,027)	$(27,939)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(9)	6	12	(2)
Change in unrealized gain (loss) on available-for-sale debt securities	3	(75)	(22)	45
Comprehensive loss	$(17,676)	$(9,614)	$(45,037)	$(27,896)

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the Three Months Ended September 30, 2021 and 2020

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—June 30, 2021	44,209,968	$4	$547,951	$18	$(209,226)	$338,747
Proceeds from exercise of stock options	448,738	—	536	—	—	536
Restricted stock units vested	47,557	—	—	—	—	—
Stock-based compensation	—	—	3,689	—	—	3,689
Foreign currency translation adjustment	—	—	—	(9)	—	(9)
Unrealized gain on available-for-sale debt securities	—	—	—	3	—	3
Net loss	—	—	—	—	(17,670)	(17,670)
Balance—September 30, 2021	44,706,263	$4	$552,176	$12	$(226,896)	$325,296

Balance—June 30, 2020	31,872,122	$3	$251,997	$106	$(158,983)	$93,123
Proceeds from follow-on equity offering, net of offering costs	6,578,947	1	117,064	—	—	117,065
Exercise of common stock warrants	79,772	—	—	—	—	—
Proceeds from exercise of stock options	226,637	—	1,276	—	—	1,276
Restricted stock units vested	32,711	—	—	—	—	—
Stock-based compensation	—	—	1,690	—	—	1,690
Foreign currency translation adjustment	—	—	—	6	—	6
Unrealized loss on available-for-sale debt securities	—	—	—	(75)	—	(75)
Net loss	—	—	—	—	(9,545)	(9,545)
Balance—September 30, 2020	38,790,189	$4	$372,027	$37	$(168,528)	$203,540

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the Nine Months Ended September 30, 2021 and 2020

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2020	39,105,548	$4	$376,788	$22	$(181,869)	$194,945
Proceeds from follow-on equity offering, net of offering costs	4,542,500	—	161,916	—	—	161,916
Proceeds from exercise of stock options	833,676	—	1,935	—	—	1,935
Proceeds from Employee Stock Purchase Plan purchases	57,001	—	1,191	—	—	1,191
Restricted stock units vested	167,538	—	—	—	—	—
Stock-based compensation	—	—	10,346	—	—	10,346
Foreign currency translation adjustment	—	—	—	12	—	12
Unrealized loss on available-for-sale debt securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(45,027)	(45,027)
Balance—September 30, 2021	44,706,263	$4	$552,176	$12	$(226,896)	$325,296

Balance—December 31, 2019	31,243,029	$3	$247,282	$(6)	$(140,589)	$106,690
Proceeds from follow-on equity offering, net of offering costs	6,578,947	1	117,064	—	—	117,065
Exercise of common stock warrants	79,772	—	—	—	—	—
Proceeds from exercise of stock options	740,630	—	2,289	—	—	2,289
Proceeds from Employee Stock Purchase Plan purchases	71,480	—	631	—	—	631
Restricted stock units vested	76,331	—	—	—	—	—
Stock-based compensation	—	—	4,761	—	—	4,761
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Unrealized gain on available-for-sale debt securities	—	—	—	45	—	45
Net loss	—	—	—	—	(27,939)	(27,939)
Balance—September 30, 2020	38,790,189	$4	$372,027	$37	$(168,528)	$203,540

See notes to condensed consolidated financial statements.

.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(45,027)	$(27,939)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	10,346	4,761
Depreciation and amortization	4,413	4,279
Noncash operating lease cost	1,732	1,048
Amortization of premium on short-term investments	1,554	63
Other	111	—
Changes in operating assets and liabilities
Accounts receivable	(4,184)	(2,603)
Inventory and other deferred costs	117	(1,662)
Prepaid expenses and other assets	(3,542)	(2,065)
Accounts payable	(3,530)	(1,628)
Accrued and other current liabilities	1,839	1,174
Contract liabilities	(18,067)	(15,383)
Operating lease liabilities	(952)	(637)
Other long-term liabilities	(364)	471
Net cash used in operating activities	(55,554)	(40,121)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(227,316)	(80,104)
Proceeds from maturities of available-for-sale debt securities	129,783	80,510
Proceeds from sales of available-for-sale debt securities	5,059	—
Purchases of property and equipment	(7,506)	(2,409)
Net cash used in investing activities	(99,980)	(2,003)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	162,258	117,500
Payments of costs related to public offerings	(342)	(93)
Proceeds from loans	5,167	—
Repayments of loans	(1,857)	—
Proceeds from exercise of equity awards	3,127	2,920
Net cash provided by financing activities	168,353	120,327
Effect of exchange rates on cash, cash equivalents and restricted cash	18	(4)
Net change in cash, cash equivalents and restricted cash	12,837	78,199
Cash and cash equivalents, beginning of period	68,525	55,046
Cash, cash equivalents and restricted cash, end of period	$81,362	$133,245

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$79,572	$133,245
Restricted cash, included in other long-term assets	1,790	—
Total cash, cash equivalents and restricted cash	$81,362	$133,245

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company and Nature of Business

Personalis, Inc. (the “Company”) was incorporated in Delaware on February 21, 2011 and began operations in September 2011. The Company formed a wholly owned subsidiary, Personalis (UK) Ltd., in August 2013 and a wholly owned subsidiary, Shanghai Personalis Biotechnology Co., Ltd., which is referred to as “Personalis (Shanghai) Ltd” herein, in October 2020. The Company is a cancer genomics company transforming the development of next-generation therapies by providing more comprehensive molecular data about each patient’s cancer and immune response. The Company provides sequencing and data analysis services to support the development of cancer therapies. The Company also provides sequencing and data analysis services to support population sequencing initiatives, which accounts for the majority of its revenue. The Company’s cancer genomic services are sold primarily to pharmaceutical companies, biopharmaceutical companies, universities, non-profits, and government entities, while services for population sequencing initiatives are sold primarily to government entities. The principal markets for the Company’s services are in the United States and Europe. In June 2020, the Company began partnering with a clinical genomics and life sciences company headquartered in China to expand business operations into China. The Company operates and manages its business as one reportable operating segment, which is the sale of sequencing and data analysis services.

The Company has incurred losses to date and expects to incur additional losses for the foreseeable future. The Company continues to invest the majority of its resources in the development and growth of its business, including investments in product development and sales and marketing efforts. The Company’s activities have been financed to date primarily through the sale of its equity securities and cash from operations.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The estimates include, but are not limited to, useful lives assigned to long-lived assets, discount rates for lease accounting, the valuation of stock options, the valuation of stock-based awards, and provisions for income taxes and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s condensed consolidated financial position and results of operations.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company maintains an allowance for doubtful accounts, which was $0.1 million as of September 30, 2021 and December 31, 2020. The Company had no bad debt expense for the periods presented.

Significant customers are those that represent more than 10% of the Company’s total revenue in each period or accounts receivable balance at each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2021	December 31, 2020
	2021	2020	2021	2020
VA MVP	61%	71%	62%	75%	*	*
Natera, Inc.	10%	*	*	*	22%	*
Pfizer Inc.	*	*	*	*	33%	*
Merck & Co., Inc.	*	*	*	*	15%	59%
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

Leases

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. As of September 30, 2021, the Company had no finance leases.

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

Note 3. Revenue

The following table presents revenue disaggregated by customer type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
VA MVP	$13,650	$14,092	$40,367	$43,598
All other customers	8,611	5,724	24,445	14,874
Total revenue	$22,261	$19,816	$64,812	$58,472

Revenue from countries outside of the United States, based on the billing addresses of customers, represented approximately 6% and 7% of the Company’s revenue for the three months ended September 30, 2021 and 2020, and approximately 7% and 5% for the nine months ended September 30, 2021 and 2020, respectively.

Contract Assets and Liabilities

Contract assets as of September 30, 2021 and December 31, 2020 were immaterial.

The Company’s contract liabilities consist of customer deposits in excess of revenue recognized and are presented as current liabilities in the condensed consolidated balance sheets.

The balance of contract liabilities was $3.0 million and $21.0 million as of September 30, 2021 and December 31, 2020, respectively. Revenue recognized for the three months ended September 30, 2021 and 2020 that were included in the contract liability balance at the beginning of each reporting period were $9.7 million and $10.6 million, respectively. Revenue recognized for the nine months ended September 30, 2021 and 2020 that were included in the contract liability balance at the beginning of each reporting period were $19.1 million and $31.7 million, respectively.

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which include VA MVP contract liabilities and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $12.9 million as of September 30, 2021, the substantial majority of which is expected to be recognized as revenue within the next two quarters. The Company has elected the optional exemption that allows for the exclusion of contracts with an original expected duration of one year or less.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$3,821	$2,675
Other deferred costs	1,702	2,964
Total inventory and other deferred costs	$5,523	$5,639

Property and equipment. Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was $1.5 million, and for the nine months ended September 30, 2021 and 2020 was $4.4 million and $4.3 million, respectively. Accumulated depreciation and amortization was $17.4 million and $14.5 million as of September 30, 2021 and December 31, 2020, respectively.

Restricted cash. The Company’s restricted cash is pledged as collateral for a standby letter of credit related to a property lease. The balance of restricted cash was $1.8 million and zero as of September 30, 2021 and December 31, 2020, respectively, and is included in other long-term assets.

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued compensation	$8,315	$8,041
Operating lease liabilities	3,552	2,445
Loans—current portion (Note 6)	1,775	—
Employee ESPP contributions	1,103	407
Accrued liabilities	977	313
Accrued taxes	478	95
Other	61	—
Total accrued and other current liabilities	$16,261	$11,301

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$5,307	$—	$—	$5,307
Money market funds	26,848	—	—	26,848	Level 1
Commercial paper	47,419	—	(2)	47,417	Level 2
Total cash and cash equivalents	79,574	—	(2)	79,572
Short-term investments:
Asset-backed securities	18,173	3	—	18,176	Level 2
Commercial paper	111,131	2	(1)	111,132	Level 2
Corporate debt securities	21,157	—	(5)	21,152	Level 2
U.S. agency securities	19,659	6	(2)	19,663	Level 2
U.S. government securities	55,536	3	(4)	55,535	Level 2
Total short-term investments	225,656	14	(12)	225,658
Total assets measured at fair value	$305,230	$14	$(14)	$305,230

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$4,767	$—	$—	$4,767
Money market funds	22,614	—	—	22,614	Level 1
Commercial paper	41,145	—	(1)	41,144	Level 2
Total cash and cash equivalents	68,526	—	(1)	68,525
Short-term investments:
Commercial paper	25,470	—	—	25,470	Level 2
Corporate debt securities	29,576	—	(8)	29,568	Level 2
U.S. agency securities	61,436	31	(1)	61,466	Level 2
U.S. government securities	18,260	1	—	18,261	Level 2
Total short-term investments	134,742	32	(9)	134,765
Total assets measured at fair value	$203,268	$32	$(10)	$203,290

Realized gains or losses on marketable debt securities are immaterial for the periods presented. No security has been in an unrealized loss position for 12 months or greater. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. As of September 30, 2021, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired.

The Company’s marketable debt securities at September 30, 2021 have maturities due in one year or less, except for debt securities with an aggregate cost basis and fair value of $23.5 million that have maturities ranging from 13 to 21 months.

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

In April 2021, the Company entered into another payment agreement, with the same financing entity, to finance the purchase of $3.1 million of certain computer hardware and related hardware maintenance. The Company is required to pay three equal payments of $1.0 million in July 2021, June 2022, and June 2023. The nature of this agreement and resulting accounting treatment are the same as the payment agreement described in the preceding paragraph.

The total initial present value of the payment agreements was $5.2 million and presented as proceeds from loans in the condensed consolidated statements of cash flows. Such proceeds were used to purchase equipment, software, and related maintenance and are reflected as cash outflows in the investing and operating activities sections in the condensed consolidated statements of cash flows. Repayments are presented as financing cash outflows in the condensed consolidated statements of cash flows. Interest expense for the three and nine months ended September 30, 2021 was $0.1 million. Amounts outstanding under the payment agreements are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Principal	$3,714	$—
Less: unamortized discount	(279)	—
Total carrying amount	3,435	—
Less: current portion (included in accrued and other current liabilities)	(1,775)	—
Long-term portion (included in other long-term liabilities)	$1,660	$—

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

In August 2021, the Company entered into a noncancelable operating lease for approximately 100,000 square feet of space in Fremont, California to be used as the Company’s future corporate headquarters and expanded laboratory facility. The lease term is 13.5 years and commences in June 2022. The Company gained early access to the premises upon entering the lease for the purpose of constructing and installing tenant improvements, for which the landlord has agreed to contribute up to approximately $15.5 million. Such contributions become payable only upon approval by the landlord of applications for payment and are accounted for as lease incentives once the Company has incurred costs and the amounts qualify for reimbursement by the landlord. The lease incentives are then recognized prospectively over the remainder of the lease term. The lease expires on November 30, 2035 and includes two options to extend the term for a period of five-years per option with rent payments equal to then current fair market rent for the space. The Company determined the extension options are not reasonably certain to be exercised. The lease also contains escalating rent payments.

Operating lease cost for the three months ended September 30, 2021 and 2020 was $1.4 million and $0.6 million, and for the nine months ended September 30, 2021 and 2020 was $2.8 million and $1.6 million, respectively.

As of September 30, 2021, the Company’s operating leases had a weighted-average remaining lease term of 12.4 years and a weighted-average discount rate of 6.6%. The Company’s discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of September 30, 2021 were as follows (in thousands):

Amount
2021 (remaining three months)	$927
2022	3,838
2023	6,155
2024	6,792
2025	7,001
2026 and thereafter	60,744
Total future minimum lease payments	85,457
Less: imputed interest	(29,039)
Present value of future minimum lease payments	56,418
Less: current portion of operating lease liability	(3,552)
Long-term operating lease liabilities	$52,866

Cash paid for operating lease liabilities, included in cash flows from operating activities in the condensed consolidated statement of cash flows, for the nine months ended September 30, 2021 and 2020, was $2.3 million and $1.2 million, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the nine months ended September 30, 2021 and 2020 were $46.4 million and $9.8 million, respectively.

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

Shares of common stock available for issuance under the Company’s equity incentive plans as of September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020
Reserved for issuance upon exercise of options outstanding under the 2011 Plan	2,596,102	3,389,711
Reserved for issuance upon exercise or settlement of awards outstanding under the 2019 Plan	3,696,255	2,399,513
Reserved and available for issuance under the 2019 Plan	2,450,657	1,977,069
Reserved for issuance upon exercise or settlement of awards outstanding under the Inducement Plan	172,892	199,300
Reserved and available for issuance under the Inducement Plan	804,450	800,700
Reserved and available for issuance under the ESPP	654,636	320,582
Total number of shares reserved	10,374,992	9,086,875

Stock Option Activity

A summary of the Company’s stock option activity (excluding performance-based stock option activity summarized further below) under the 2011 Plan, 2019 Plan, and Inducement Plan for the nine months ended September 30, 2021 is as follows:

	Outstanding Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2020	4,948,306	$7.10	6.71	$146,044
Options granted	940,326	21.55
Options exercised	(833,676)	2.32
Options cancelled	(92,526)	12.35
Balance—September 30, 2021	4,962,430	$10.54	7.14	$47,223
Options vested and exercisable as of September 30, 2021	2,887,908	$6.28	5.92	$37,494

Options granted to new hires generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted as merit awards generally vest monthly over a three- or four-year period.

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $19.24 on September 30, 2021 and the exercise prices of the underlying stock options. Out-of-the money stock options are excluded from the aggregate intrinsic value.

The weighted-average grant date fair value of options granted was $12.53 and $11.71 per share for the three months ended September 30, 2021 and 2020, and $13.32 and $5.40 per share for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the unrecognized stock-based compensation cost of unvested options was $19.4 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Valuation of Stock Options

The Company estimated the fair value of stock options (excluding performance-based stock options discussed below) using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	6.02 - 6.08	5.77 - 6.08	5.50 - 6.27	5.50 - 6.08
Volatility	68.81 - 69.31%	67.78 - 68.15%	68.06 - 69.90%	61.74 - 68.18%
Risk-free interest rate	0.86 - 0.96%	0.37 - 0.39%	0.62 - 1.06%	0.36 - 1.66%
Dividend yield	–%	–%	–%	–%

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

A summary of the Company’s performance-based stock option activity under the 2019 Plan for the nine months ended September 30, 2021 is as follows:

	Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2020	421,000	$5.10	9.21	$13,266
Options granted	—
Options exercised	—
Options cancelled	—
Balance—September 30, 2021	421,000	$5.10	8.46	$5,953
Options vested and exercisable as of September 30, 2021	421,000	$5.10	8.46	$5,953

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $19.24 on September 30, 2021 and the exercise price of the underlying stock options. As of September 30, 2021, there is no remaining unrecognized stock-based compensation cost.

Valuation of Performance-Based Stock Options

The Company estimated the fair value of the PSO using a Monte Carlo Model and the following assumptions and estimates:

2020
Performance period (in years)	10.00
Derived service period (in years)	4.55
Volatility	63.60%
Risk-free interest rate	1.02%
Dividend yield	–%
Estimated fair value per share	$3.31

Restricted Stock Units Activity and Valuation

A summary of the Company’s RSU activity under the 2019 Plan and Inducement Plan for the nine months ended September 30, 2021 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2020	619,218	$10.41	$22,670
RSUs granted	679,606	22.32
RSUs vested	(167,538)	9.03	3,959
RSUs cancelled	(49,467)	17.66
Balance—September 30, 2021	1,081,819	$17.77	$20,814

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

The aggregate fair value of unvested RSUs is calculated using the closing price of the Company’s common stock of $19.24 on September 30, 2021. As of September 30, 2021, the unrecognized stock-based compensation cost of unvested RSUs was $17.2 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The Company's default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

ESPP Activity and Valuation

During the nine months ended September 30, 2021 and 2020, 57,001 and 71,480 shares of common stock were purchased under the ESPP, respectively. The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions (no stock purchase rights were granted during the three months ended September 30, 2021 or 2020):

	Nine Months Ended September 30,
	2021	2020
Expected term (in years)	0.49	0.50
Volatility	74.88%	102.10%
Risk-free interest rate	0.04%	0.12%
Dividend yield	–%	–%
Grant-date fair value per share	$8.21	$4.29

Stock Option Modifications

During March 2021, the Company’s board of directors approved modifications to the outstanding stock options of two of the Company’s non-employee directors. The modifications involved acceleration of unvested options and an extension of the exercise periods. The modifications resulted in incremental compensation cost of $1.2 million, all of which was recognized during the nine months ended September 30, 2021.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$2,008	$957	$6,511	$3,219
RSUs	1,425	77	3,080	166
ESPP	256	462	755	885
Performance-based stock options	—	194	—	491
Total stock-based compensation expense	$3,689	$1,690	$10,346	$4,761

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$376	$254	$996	$606
Research and development	1,172	511	2,800	1,164
Selling, general and administrative	2,141	925	6,550	2,991
Total stock-based compensation expense	$3,689	$1,690	$10,346	$4,761

Note 9. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the condensed consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of September 30, 2021, the Company was not involved in any material legal proceedings.

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

The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(17,670)	$(9,545)	$(45,027)	$(27,939)
Weighted-average common shares outstanding—basic and diluted	44,511,534	35,460,092	43,579,308	32,845,583
Net loss per common share—basic and diluted	$(0.40)	$(0.27)	$(1.03)	$(0.85)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	5,383,430	5,340,464	5,383,430	5,340,464
Unvested RSUs	1,081,819	647,210	1,081,819	647,210
ESPP	64,132	91,816	64,132	91,816
Total	6,529,381	6,079,490	6,529,381	6,079,490

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

Overview

We are a cancer genomics company transforming the development of next-generation therapies by providing more comprehensive molecular data about each patient’s cancer and immune response. We designed our NeXT Platform to adapt to the complex and evolving understanding of cancer, providing our biopharmaceutical customers with information on all of the approximately 20,000 human genes, together with the immune system, in contrast to many cancer panels that cover roughly only 50 to 500 genes. In parallel with the development of our platform technology, we have also pursued business within the population sequencing market, and we have provided whole genome sequencing services under contract with the U.S. Department of Veterans Affairs (the “VA”) Million Veteran Program (the “VA MVP”), which has enabled us to innovate, scale our operational infrastructure, and achieve greater efficiencies in our lab. The VA MVP is the largest population sequencing effort in the United States and we have delivered over 140,000 whole human genome sequence datasets to the VA MVP to date. In September 2021, we announced receipt of a new task order from the VA MVP with an approximate value of up to $10 million. The cumulative value of task orders received from the VA MVP since inception is approximately $186 million, $172.8 million of which we had recognized as revenue as of September 30, 2021.

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

In August 2021, we announced that we will relocate our corporate headquarters from Menlo Park to a new facility in Fremont, California. We signed a 13.5-year lease for the 100,000 square foot facility, which is approximately double the amount of space in our current Menlo Park location. The new facility is intended to allow for expansion of our CLIA-certified and CAP-accredited laboratory for clinical testing to support biopharma customers and clinical diagnostic testing. In addition, the new space is intended to support the expansion of research and development efforts to bring leading edge products and services to the marketplace. The new facility will also provide more office space for our selling, general and administrative workforce.

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

Our operations have been impacted by the ongoing COVID-19 pandemic. For example, the previous shelter-in-place order and health orders have negatively impacted productivity, disrupted our business, and slowed research and development activities due to us limiting access to our laboratory space that would otherwise be used by our research and development group, and, to the extent such orders return in similar or more stringent form, they may continue to cause such effects on our operations. The COVID-19 pandemic has also disrupted, and may continue to disrupt, the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Additionally, we are aware of increased demand in the market for certain consumables used in COVID-19 test kits and vaccines. We use such consumables in our operations, and we have faced, and may face in the future, difficulties in acquiring such consumables if our suppliers prioritize orders related to COVID-19. Several of our customers, including the VA MVP, were delayed in sending us samples in the prior year due to the inability to collect or ship samples during the COVID-19 pandemic, and these and additional customers may be disrupted from collecting samples or sending purchase orders and samples to us in the future.

While authorities in many areas have lifted or relaxed pandemic-related restrictions, in some cases they have subsequently re-imposed various restrictions after observing an increased rate of COVID-19 cases as the global COVID-19 pandemic continues to rapidly evolve and to present serious health risks. There is no guarantee when or if all such restrictions and recommendations will be eliminated, such that we and our customers, manufacturers and suppliers will be able to safely resume operations consistent with our pre-COVID-19 operations. The full extent of the impact of the COVID-19 pandemic on our business, operations and plans remains uncertain and will depend on future developments that cannot be predicted at this time. Such developments include the continued spread of the Delta variant in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration of the pandemic and the resulting impact on our business and other third parties with whom we do business, and the effectiveness of actions taken globally to contain and treat the disease.

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

We derive a substantial portion of our current revenue from sales of our DNA sequencing and data analysis services to the VA MVP. Our contract with the VA MVP does not include specific testing turnaround times. Therefore, we have the ability to modulate the volume of samples processed for the VA MVP up or down to complement sample volumes from all other customers, which can vary from period to period.

We have one reportable segment from the sale of sequencing and data analysis services. Substantially all of our revenue to date has been derived from sales in the United States.

Costs and Expenses

Cost of Revenue

Cost of revenue consists of raw materials costs, personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits), laboratory supplies and consumables, depreciation and maintenance on equipment, and allocated facilities and information technology (“IT”) costs. We expect cost of revenue to increase as our revenue grows, and in the short term cost of revenue may outpace revenue growth as we invest in expanding our laboratory capacity, including additional costs associated with our future laboratory in Fremont, California. Over time the cost per sample processed is expected to decrease due to economies of scale we may gain as volume increases, automation initiatives, and other cost reductions.

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

We expense our research and development costs in the period in which they are incurred. We expect to increase our research and development expenses as we continue to develop new products and incur additional costs associated with our future headquarters in Fremont, California.

Selling, General and Administrative Expenses

Selling expenses consist of personnel costs (salaries, commissions, bonuses, stock-based compensation, payroll taxes, and benefits), customer support expenses, direct marketing expenses, and market research. Our general and administrative expenses include costs for our executive, accounting, finance, legal, and human resources functions. These expenses consist of personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits), corporate insurance, audit and legal expenses, consulting costs, and allocated facilities and IT costs. We expense all selling, general and administrative costs as incurred.

We expect our selling expenses will continue to increase in absolute dollars, primarily driven by our efforts to expand our commercial capability and to expand our brand awareness and customer base through targeted marketing initiatives with an increased presence both within and outside the United States. We expect general and administrative expenses to increase as we scale our operations and incur additional costs associated with ramping up our new headquarters facility in Fremont, California.

Interest Income and Interest Expense

Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. Since the first quarter of 2020, our interest income has been adversely impacted by declines in yields on debt securities. While our average balances of cash and cash equivalents and short-term investments have increased as compared to the same periods in the prior year (due primarily to our follow-on equity offerings), we expect that our interest income will not materially increase in the near future given the current low interest-rate environment. Interest expense in 2021 is the recognition of imputed interest on noninterest bearing loans.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency exchange gains and losses, and realized gains or losses associated with sales of marketable securities. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

Results of Operations

The following sets forth, for the periods presented, our unaudited condensed consolidated statements of operations and selected financial data (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$22,261	$19,816	$64,812	$58,472
Costs and expenses
Cost of revenue	14,195	14,483	41,151	44,428
Research and development	13,617	7,193	34,800	20,048
Selling, general and administrative	12,140	7,793	33,989	22,772
Total costs and expenses	39,952	29,469	109,940	87,248
Loss from operations	(17,691)	(9,653)	(45,128)	(28,776)
Interest income	88	117	286	873
Interest expense	(60)	—	(125)	(2)
Other income (expense), net	5	(4)	(43)	5
Loss before income taxes	(17,658)	(9,540)	(45,010)	(27,900)
Provision for income taxes	12	5	17	39
Net loss	$(17,670)	$(9,545)	$(45,027)	$(27,939)
Net loss per share, basic and diluted	$(0.40)	$(0.27)	$(1.03)	$(0.85)
Weighted-average shares outstanding, basic and diluted	44,511,534	35,460,092	43,579,308	32,845,583

	September 30,	December 31,
	2021	2020
Cash and cash equivalents, and short-term investments	$305,230	$203,290
Working capital	302,499	180,083
Total assets	406,694	244,842
Long-term obligations	54,882	9,261
Total liabilities	81,398	49,897
Total stockholders' equity	325,296	194,945

Revenue

The following table shows revenue by customer type (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2021	2020		2021	2020
VA MVP	$13,650	$14,092	(3%)	$40,367	$43,598	(7%)
All other customers	8,611	5,724	50%	24,445	14,874	64%
Total revenue	$22,261	$19,816	12%	$64,812	$58,472	11%

The following table shows concentration of revenue by customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
VA MVP	61%	71%	62%	75%
Natera, Inc.	10%	*	*	*
* Less than 10% of revenue

VA MVP

The decrease of $0.4 million and $3.2 million in revenue from the VA MVP during the third quarter and first nine months of 2021 was primarily due to a decrease in the volume of samples we tested in each period. At the end of the third quarter of 2021, we had a remaining backlog of approximately $12.9 million under our current contract with the VA MVP, including the task order received in September 2021. We expect to convert such amount into revenue in the fourth quarter of 2021 and first quarter of 2022.

We anticipate participating in a potential bidding process in 2022 for a new contract with the VA MVP for additional sample analysis. The size of any such potential new contract, along with timing of when samples may be received and revenue recognized by us, are uncertain. However, the recognition of significant revenue from the VA MVP in future periods after the completion of our current backlog is likely contingent on a successful outcome in the anticipated potential 2022 bidding process. There may not be any such potential bidding process or potential new contract awarded in 2022 or thereafter, we may not win any such potential new contract in any such bidding process, the value of any such potential new contract or the VA MVP contracted orders thereunder may be lower than our current contract and historical contracted orders from the VA MVP, and/or the scope or nature of the services required under any such new contract may change such that we are unable to serve the VA MVP in the future. The task order received in September 2021 had a value of up to approximately $9.7 million, which represents a substantial decline compared to historical contracted orders. Unless we receive an additional task order and/or enter into a new services agreement with the VA MVP with a value comparable to that of our current contract and historical contracted orders, our revenue from the VA MVP will decline significantly after the first quarter of 2022.

All other customers

The increase of $2.9 million in revenue from all other customers during the third quarter of 2021 was primarily due to a $2.3 million increase in revenue from Natera, Inc. (“Natera”) due to increased sample receipts under our agreement to provide advanced tumor analysis for use in Natera’s MRD testing offerings. The remaining $0.6 million increase was primarily due to strong demand from large pharmaceutical customers for our NeXT Platform products, which resulted in an increase in the volume of samples we tested during the period. Revenue derived from our NeXT Platform products, which includes revenue from Natera, was $5.5 million during the third quarter of 2021, compared to $2.8 million during the third quarter of 2020.

The increase of $9.6 million in revenue from all other customers during the first nine months of 2021 was driven primarily by strong demand from large pharmaceutical customers for our NeXT Platform products, which resulted in an increase in the volume of samples we tested during the period. Additionally, revenue from Natera contributed $2.8 million of the increase. Revenue derived from our NeXT Platform products, which includes revenue from Natera, was $14.8 million during the first nine months of 2021, compared to $5.9 million during the same period of 2020.

Based on the relatively large dollar value of orders received from all other customers during the third quarter of 2021 and throughout fiscal 2021 in general, we anticipate that revenue from all other customers will make up the majority of our total revenue in fiscal year 2022.

Costs and Expenses

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2021	2020		2021	2020
	(in thousands)			(in thousands)
Cost of revenue	$14,195	$14,483	(2%)	$41,151	$44,428	(7%)
Research and development	13,617	7,193	89%	34,800	20,048	74%
Selling, general and administrative	12,140	7,793	56%	33,989	22,772	49%
Total costs and expenses	$39,952	$29,469	36%	$109,940	$87,248	26%

Cost of revenue

The decreases in cost of revenue in the third quarter and first nine months of 2021, despite revenue increases in the same periods, were primarily due to favorable customer mix and efficiencies within our laboratory operations. Raw materials costs were lower, relative to revenue, for non-VA MVP customer orders, resulting in favorable customer mix for the third quarter and first nine months of 2021. We also observed more efficient sample processing overall during each period, including less labor and overhead required per sample processed, which was favorable for both VA MVP and non-VA MVP orders.

The cost components related to the $0.3 million decrease in cost of revenue during the third quarter of 2021 were a $0.9 million decrease in indirect costs due to a higher utilization of our laboratory for research and development activities, partially offset by a $0.3 million increase in raw materials costs, a $0.2 million increase in depreciation and maintenance on lab equipment, and a $0.1 million increase in the cost of laboratory supplies and consumables.

The cost components related to the $3.3 million decrease in cost of revenue during the first nine months of 2021 were a $1.7 million decrease in raw materials costs due to favorable customer mix, a $1.7 million decrease in indirect costs due to a higher utilization of our laboratory for research and development activities, and a $0.7 million decrease in the cost of laboratory supplies and consumables, partially offset by a $0.6 million increase in depreciation and maintenance on lab equipment, and a $0.2 million increase in labor costs.

Research and development

The $6.4 million increase in research and development during the third quarter of 2021 was primarily due to the development of new products and lab automation efforts and consisted of a $3.5 million increase in personnel-related costs primarily related to increased headcount, a $1.7 million increase in sample processing costs incurred in our laboratory for new product development, a $1.0 million increase in IT and facilities costs, and a $0.2 million increase in consulting fees.

The $14.8 million increase in research and development during the first nine months of 2021 was primarily due to development of new products and lab automation efforts and consisted of a $9.3 million increase in personnel-related costs primarily driven by increased headcount, a $2.9 million increase in sample processing costs incurred in our laboratory for new product development, a $2.2 million increase in IT and facilities costs, and a $0.4 million increase in consulting fees.

Selling, general and administrative

The $4.3 million increase in selling, general and administrative during the third quarter of 2021 was primarily due to a $2.5 million increase in personnel-related costs related to increased headcount, a $1.3 million increase in professional services (including corporate insurance, audit fees, and legal expenses), a $0.4 million increase in rent expense, and a $0.1 million increase in travel-related costs primarily related to selling activities.

The $11.2 million increase in selling, general and administrative during the first nine months of 2021 was primarily due to a $7.4 million increase in personnel-related costs related to increased headcount, a $2.3 million increase in professional services (including corporate insurance, audit fees, and legal expenses), a $1.2 million charge in connection with the modification of stock options held by two non-employee board members, and a $0.3 million increase in other expenses.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2021	2020		2021	2020
Interest income	$88	$117	(25%)	$286	$873	(67)%
Interest expense	(60)	—		(125)	(2)
Other income (expense), net	5	(4)		(43)	5
Total	$33	$113		$118	$876

Interest income and interest expense

The decreases in interest income during the third quarter and first nine months of 2021 were driven by declines in yields on debt securities, partially offset by higher average cash and investment balances subsequent to our follow-on equity offerings in August 2020 and January 2021. Interest expense in the third quarter and first nine months of 2021 is the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

Other income (expense), net in the third quarter and first nine months of 2021 consisted of foreign currency transaction gains and losses and remeasurements. Other income in the third quarter and first nine months of 2020 consisted of foreign currency remeasurements.

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of and for the nine months ended September 30, 2021 and 2020 (in thousands):

	As of September 30,
	2021	2020
Cash and cash equivalents, and short-term investments	$305,230	$206,063
Property and equipment, net	17,689	12,735
Contract liabilities	2,967	20,593
Working capital	302,499	187,689

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(55,554)	$(40,121)
Net cash used in investing activities	(99,980)	(2,003)
Net cash provided by financing activities	168,353	120,327

From our inception through September 30, 2021, we have funded our operations primarily from $279.0 million in net proceeds from our follow-on equity offerings in January 2021 and August 2020, $144.0 million in net proceeds from our IPO in June 2019, and $89.6 million from issuance of redeemable convertible preferred stock, as well as cash from operations and debt financing. As of September 30, 2021, we held cash and cash equivalents in the amount of $79.6 million and short-term investments in the amount of $225.7 million.

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

During the nine months ended September 30, 2021, cash used in operating activities of $55.6 million was a result of $45.0 million of net loss and the net negative change in operating assets and liabilities of $28.7 million ($18.1 million of which was related to reductions in outstanding customer prepayments as we fulfilled the related revenue contracts, $4.2 million due to an increase in outstanding customer accounts receivables, $3.5 million due to prepayments of insurance and other service contracts, and $3.5 million due to a decline in outstanding trade accounts payable), partially offset by non-cash adjustments to net income of $18.1 million (the most significant non-cash expenses for us in the nine months ended September 30, 2021 were $10.3 million of stock-based compensation and $4.4 million of depreciation and amortization).

During the nine months ended September 30, 2020, cash used in operating activities of $40.1 million was a result of $27.9 million of net loss and the net negative change in operating assets and liabilities of $22.3 million ($15.4 million of which was related to reductions in outstanding customer prepayments as we fulfilled the related revenue contracts), partially offset by non-cash adjustments to net income of $10.1 million (the most significant non-cash expenses for us in the nine months ended September 30, 2020 were $4.8 million of stock-based compensation and $4.3 million of depreciation and amortization).

During the nine months ended September 30, 2021, cash used in investing activities of $100.0 million consisted of a $92.5 million net investment of cash into short-term investments and $7.5 million in payments for property and equipment. Cash provided by financing activities of $168.4 million during the same period consisted of $162.3 million net proceeds from our January 2021 follow-on equity offering, $5.2 million proceeds from loans, and $3.1 million proceeds from stock option exercises and purchases under our ESPP, partially offset by $1.9 million repayments of loans and $0.3 million of offering costs.

During the nine months ended September 30, 2020, cash used in investing activities of $2.0 million consisted of $2.4 million in payments for property and equipment, partially offset by $0.4 million of net cash inflow from our investments activities. Cash provided by financing activities of $120.3 million during the same period consisted of $117.5 million net proceeds from our August 2020 follow-on equity offering, and $2.9 million proceeds from stock option exercises and purchases under our ESPP, partially offset by $0.1 million of offering costs.

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

We expect to increase capital expenditures in future periods to support our global growth initiatives. Such expenditures are expected to consist primarily of laboratory equipment, computer equipment, and expenditures in connection with our new headquarters and laboratory facility. Capital expenditures in fiscal 2021 will exceed total capital expenditures in fiscal 2020. We also expect capital expenditures to increase substantially in 2022, primarily driven by additions in connection with our new headquarters and laboratory facility. We expect capital expenditures to more than double in fiscal year 2022 as compared to fiscal year 2021. We anticipate fulfilling such expenditures with our existing cash and cash equivalents and short-term investments, which amounted to $305.2 million as of September 30, 2021.

Our noncancelable operating lease payments were $85.5 million as of September 30, 2021. The timing of these future payments, by year, can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 7, “Leases.”

During the second quarter of 2021, we entered into two noninterest bearing loans to finance the purchase of $5.5 million of computer hardware, internal use software licenses, and related ongoing support. We made payments of $1.9 million during the nine months ended September 30, 2021. We are required to make payments of $1.84 million in each of 2022 and 2023. Further discussion of this transaction can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 6, “Loans.”

Certain of our customers prepay us for a portion of the services that they expect to order from us before they place purchase orders and we deliver those services. In some cases, this prepayment can be substantial and may be paid months or a year or more in advance of these customers providing samples to us and before our delivery of the services to which some or all of the deposit relates. As of September 30, 2021, we had approximately $2.8 million in customer deposits, including $2.2 million from one customer. We are generally not required by our contracts to retain these deposits in cash or otherwise and we have generally used these deposits to make capital expenditures and fund our operations. When a customer that has prepaid us for future services cancels its contract with us, reduces the level of services that it expects to receive, or we determine that a prepayment is no longer necessary, we will repay that customer’s deposit. We do not expect such repayments to require material amounts of cash.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, and leases have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, except for the incremental borrowing rate that was estimated in connection with a new lease as described below.

Incremental Borrowing Rate

Lease liabilities are recognized at the present value of the fixed lease payments, reduced by landlord incentives, using a discount rate based on the Company’s current borrowing rate at the lease commencement date (the incremental borrowing rate), unless the rate implicit in the lease is readily determinable.

In August 2021, we entered into a 13.5-year lease for our new corporate headquarters. We estimated our incremental borrowing rate as the rate implicit in the lease was not readily determinable. To determine the incremental borrowing rate, we estimated our credit rating by comparing certain financial ratios and metrics of the Company to those of other issuers with publicly available credit ratings from Standard & Poor’s (S&P). We then adjusted yields from publicly traded corporate bonds of companies of similar size and credit rating over a term approximating the term of our lease for the nature of the collateral. Our concluded incremental borrowing rate for this lease was 5.8%, which resulted in a lease liability and right-of-use asset of $44.7 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2021, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

•

We rely on a limited number of suppliers, or in some cases, a sole supplier, for some laboratory instruments and materials, and we may not be able to replace or immediately transition to alternative suppliers should we need to do so.

•

We will need to invest in our infrastructure in advance of increased demand for our services; our failure to accurately forecast demand would have a negative impact on our business and our ability to achieve or sustain profitability.

•

If our facilities become damaged or inoperable, or we are required to vacate the facilities, our ability to sell and provide our services and pursue our research and development efforts may be jeopardized.

•	If we cannot develop services and products to keep pace with rapid advances in technology, medicine, and science our operating results and competitive position could be harmed.
•

Personalized cancer therapies represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development, or delays in our inability to achieve regulatory approval, commercialization, or payor coverage, any of which could adversely affect our business.

•	The loss of key members of our executive management team or the inability to hire, retain, or motivate highly skilled personnel could adversely affect our business.
•	We may not be able to manage our future growth effectively, which could make it difficult to execute our business strategy.
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

•	Our inability to raise additional capital on acceptable terms in the future may limit our ability to continue to operate our business and further expand our operations.
•

The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance, we may not be able to meet investor or analyst expectations, and you may lose all or part of your investment.

•	Our quarterly results may fluctuate significantly, which could adversely impact our common stock’s value.
•	Insiders may exercise significant control over our company and will be able to influence corporate matters.
•	Future sales of shares by existing stockholders, or the perception that such sales could occur, could cause the stock price of our common stock to decline.
•	We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation of the value of our common stock.
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

We have incurred net losses since our inception. For the years ended December 31, 2020, 2019, and 2018 we had net losses of $41.3 million, $25.1 million, and $19.9 million, respectively. For the nine months ended September 30, 2021, we had a net loss of $45.0 million. As of September 30, 2021, we had an accumulated deficit of $226.9 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Our operations have been impacted by the ongoing COVID-19 pandemic. For example, the previous shelter-in-place order and health orders have negatively impacted productivity, disrupted our business, and slowed research and development activities due to us limiting access to our laboratory space that would otherwise be used by our research and development group, and, to the extent such orders return in similar or more stringent form, they may continue to cause such effects on our operations. The COVID-19 pandemic has disrupted, and may continue to disrupt, the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Additionally, we are aware of increased demand in the market for certain consumables used in COVID-19 test kits and vaccines. We use such consumables in our operations, and we have faced, and may face in the future, difficulties in acquiring such consumables if our suppliers prioritize orders related to COVID-19. Several of our customers, including the VA MVP, were delayed in sending us samples in the prior year due to the inability to collect or ship samples during the COVID-19 pandemic, and these and additional customers may be disrupted from collecting samples or sending purchase orders and samples to us in the future.

While authorities in many areas have lifted or relaxed pandemic-related restrictions, in some cases they have subsequently re-imposed various restrictions after observing an increased rate of COVID-19 cases as the global COVID-19 pandemic continues to rapidly evolve and to present serious health risks. There is no guarantee when or if all such restrictions and recommendations will be eliminated, such that we and our customers, manufacturers and suppliers will be able to safely resume operations consistent with our pre-COVID-19 operations. The full extent of the impact of the COVID-19 pandemic on our business, operations and plans remains uncertain and will depend on future developments that cannot be predicted at this time. Such developments include the continued spread of the Delta variant in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration of the pandemic and the resulting impact on our business and other third parties with whom we do business, and the effectiveness of actions taken globally to contain and treat the disease.

While vaccines for COVID-19 have been developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally (including boosters to vaccinations), the percentage of the population that becomes vaccinated, the efficacy of such vaccines against Delta or other variants, and we do not yet know how businesses, advertisers, or our partners will operate in a post COVID-19 environment. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain.

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

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from the U.S. Department of Veterans Affairs (the “VA”) Million Veteran Program (the “VA MVP”), which accounted for 61% and 62% of our revenue for the three and nine months ended September 30, 2021, and 71% and 75% of our revenue for the three and nine months ended September 30, 2020, respectively. Our top five customers, including the VA MVP, accounted for 85% of our revenue for each of the three and nine months ended September 30, 2021, and 85% and 88% of our revenue for the three and nine months ended September 30, 2020, respectively. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond the VA MVP, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, while we have long-term contractual arrangements with certain of our customers, these customers are not required to purchase a minimum number of analyses. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if the VA MVP terminates our services for convenience, which it is permitted to do, such termination would have a material adverse effect on our revenue, cash position, and results of operations. Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Further, if any of our other significant customers were to cease using or stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We have derived a substantial portion of our revenue from DNA sequencing and data analysis services that we provided to our largest customer, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services continues to be substantially reduced, if the VA MVP conducts a competitive bid process for the next contract and we do not win, or if the VA MVP does not award any such contract on a timely basis or at all, our business, financial condition, revenue and other operating results, and cash flows will be materially harmed.

We derive a substantial portion of our current revenue from sales of our DNA sequencing and data analysis services to the VA MVP. In September 2017, we entered into a one-year contract with three one-year optional renewal periods with the VA for the VA MVP, pursuant to which we received contracted orders from the VA MVP in September 2017, 2018, 2019, 2020, and 2021. The current contract does not include a renewal option and the period for performance for the most recent task order under the current contract expires in March 2022. For us to provide additional services to the VA MVP after March 2022, we would need to receive an additional task order and/or enter into a new services agreement with the VA MVP, neither of which had occurred as of the date of filing this report.

The VA MVP may initiate a competitive bidding process for its next DNA sequencing and data analysis services contract, if any. However, there may not be any such potential bidding process or new contract awarded on a timely basis or at all, we may not win any such potential new contract in any such potential bidding process, the value of any such potential new contract or the VA MVP contracted orders thereunder may be lower than our current contract and historical contracted orders from the VA MVP, and/or the scope or nature of the services required under such new contract may change such that we are unable to serve the VA MVP in the future.

The VA MVP’s contracted orders for DNA sequencing and data analysis services have fluctuated significantly in value over time and are subject to the availability of funding, enrollment of veterans in the VA MVP study, and the VA MVP’s continued demand for our services among other factors. For example, the VA MVP contracted order received in September 2020 had a value of up to approximately $31 million, whereas the VA MVP contracted order received in September 2021 has a value of up to approximately $9.7 million, which represents a substantial decline. Unless we receive an additional task order and/or enter into a new services agreement with the VA MVP with a value comparable to that of our current contract and historical contracted orders, our revenue from the VA MVP will decline significantly in the future.

We have no certainty that funding will be made available for our services, or that the VA MVP will award any future contracts, contract renewals or contracted orders to us. If the priorities of the VA, the VA MVP, or the U.S. government have changed or change in the future, including in response to the COVID-19 pandemic for example, funding for our services may be limited or not available, and our business, financial condition, and operating results and cash flows will be materially harmed. Similarly, if we do not win future VA MVP contracts and renewals (whether due to being outbid by a competitor or the VA MVP’s decision not to award a future contract on a timely basis or at all, or to terminate for convenience or failure to renew any contract, for whatever reason), our business, financial condition, revenue and other operating results and cash flows will be materially harmed. The success of our business and our future operating results are significantly dependent on the VA MVP’s continued demand and receipt of funding for use of our services and the terms of our sales to the VA MVP, including the price per sample, the number of samples and the timing of the VA MVP’s deliveries of samples. Furthermore, we only recognize revenue under our VA MVP contract upon the receipt and processing of samples, and the timing and number of VA MVP samples we receive has been and could in the future be negatively affected by factors beyond our control, which has resulted, and may result in the future, in delaying our ability to process and recognize revenue for such samples. For example, the revenue we recognized during the contract year that began in September 2020 significantly exceeded the value of the VA MVP contracted order we received in September 2020 because we continued to receive after such date, and subsequently processed, samples under VA MVP contracted orders that remained unfulfilled as of September 2020 due to the time required for the VA to select optimal samples from its collection for research and then provide us those samples. Therefore, period-to-period comparisons of our operating results relating to VA MVP contracted orders may not be meaningful and, even if we win a potential new VA MVP contract and order with a value comparable to that of the September 2020 contracted order, the revenue we recognize under such potential new contract and order may be less than the revenue we recognized during the 2020-2021 contract year. The timing and number of VA MVP samples may also have been or be negatively affected by the current COVID-19 pandemic. For example, in March 2020, the VA MVP announced that it was suspending sample collection due to the COVID-19 pandemic. In addition, we believe the COVID-19 pandemic may have been a contributing factor to the reduction in value of the September 2021 VA MVP contracted order compared to the September 2020 contracted order, as the VA MVP delayed new enrollment and also may have needed to divert resources to respond to the pandemic, and the COVID-19 pandemic may also negatively impact the value of any potential new VA MVP contract or order.

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

We rely on a limited number of suppliers for sequencers and other equipment and materials that we use in our laboratory operations. For example, we rely on Illumina as the sole supplier of sequencers and various associated reagents, and as the sole provider of maintenance and repair services for these sequencers. Our master subcontractor agreement with Illumina is set to expire in March 2022, and our various pricing agreements with Illumina are set to expire on various dates up to December 2022. In September 2020, Illumina announced it had entered into an agreement to acquire GRAIL, a company focused on early cancer detection and potentially other forms of cancer analysis using next-generation sequencing technology. Any disruption in Illumina’s operations, or our inability to negotiate an extension to our agreements with Illumina on acceptable terms, or at all, or any competitive pressure resulting from Illumina’s anticipated acquisition of GRAIL, could negatively impact our supply chain and laboratory operations and our ability to conduct our business and generate revenue. Additionally, the COVID-19 pandemic has disrupted, and may continue to disrupt, the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Our suppliers could cease supplying these materials, reagents, and equipment at any time, or fail to provide us with sufficient quantities of materials or materials that meet our specifications. Our laboratory operations have been and in the future could be interrupted if we encounter delays or difficulties in securing equipment, materials, reagents, or sequencers, or if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations, and reputation.

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

We currently derive our revenue from our genomic analysis conducted in our laboratories. Currently, we do not have any clinical reference or research and development laboratory facilities other than our facilities in Menlo Park, California and the facilities being developed for our use in Shanghai, China and planned future facilities in Fremont, California. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fires, earthquakes, flooding, and power outages, which may render it difficult or impossible for us to sell or perform our services for some period of time. Additionally, as a result of the ongoing COVID-19 pandemic, we have limited access to our office and laboratory facilities in Menlo Park to protect the health and safety of our employees and to comply with applicable state and local orders. Northern California has recently experienced serious fires and the San Francisco Bay Area is considered to lie in an area with earthquake risk. The inability to sell or to perform our sequencing and analysis services, disruptions in our operations, or the backlog of samples that could develop if our facilities are inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation or such relationships in the future. The limited access to our laboratory facilities as a result of the COVID-19 pandemic has resulted, and may in the future result, in a loss in productivity, including delays to research and development programs. Furthermore, our facilities and the equipment we use to perform our services and our research and development work could be costly and time-consuming to repair or replace.

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

Our planned opening of our new headquarters and laboratory facilities in Fremont, California could divert management’s attention and disrupt our ongoing business.

We plan to relocate our corporate headquarters to an existing building located in Fremont, California that was leased in August 2021. We also plan to build and operate new laboratory facilities in the building. These efforts will involve significant tenant improvements, construction and regulatory compliance activities to be undertaken, including state licensure and CLIA certification for such laboratory facilities. Such efforts may distract management from current operations, disrupt planned research, development or regulatory compliance activities, and result in greater than expected liabilities and expenses, any of which could result in a material adverse effect on our business prospects, financial condition, or results of operations.

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

Our success in implementing our business strategy depends largely on the skills, experience, and performance of key members of our executive management team and others in key management positions, including John West, our Chief Executive Officer, Richard Chen, our Chief Medical Officer, and Aaron Tachibana, our Chief Financial Officer. The collective efforts of each of these persons and others working with them as a team are critical to us as we continue to develop our technologies, services, products, and research and development programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, or if one or more of these key employees were to become unable to perform his or her duties due to contracting COVID-19, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies, and implementing our business strategy. Each member of our executive management team has an employment agreement; however, the existence of an employment agreement does not guarantee retention of members of our executive management team, and we may not be able to retain those individuals. We do not maintain “key person” life insurance on any of our employees.

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

Our expected future growth could create a strain on our organizational, administrative, and operational infrastructure, including facilities (such as our planned future facilities in Fremont, California), laboratory operations, quality control, customer service, marketing and sales, and management. We may not be able to maintain the quality of or expected turnaround times for our tests, or satisfy customer demand as our test volume grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and management controls, as well as our reporting systems and procedures. As a result of our growth, our operating costs may escalate even faster than planned, and some of our internal systems may need to be enhanced or replaced. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

Personal privacy, cyber security, and data protection are becoming increasingly significant issues in China. For example, the State Council of the People’s Republic of China adopted the Regulations of the People’s Republic of China on Administration of Human Genetic Resources, which went into effect on July 1, 2019. The regulations establish a framework for the collection, preservation, utilization, and supply abroad of human genetic resources of China. The regulations also establish a framework for the use of data and other information generated from use of human genetic resources of China. The regulations also provide that foreign organizations, individuals and entities established or controlled by them are prohibited to collect or preserve China’s human genetic resources or transport them abroad. Due to the lack of detailed interpretations and implementations, it is not clear whether the agency in China responsible for enforcing the regulations will grant the necessary approvals for use by us and our partners of our NeXT Platform or our other current or future products in research or clinical projects involving China’s human genetic resources or information generated therefrom. For example, we understand that the initial application by one of our pharmaceutical customers for such a project approval was recently rejected by such agency in China for reasons relating to data retention by our customer and sharing of rights to research results with our customer’s collaborator in China. Although it is our understanding that the agency’s decision was not based on the use of our NeXT Platform in the project, we are supporting and expect in the future to support the preparation of multiple such applications, and there is no guarantee that any such applications will be approved by such agency. The Chinese government separately has various regulations relating to the collection, use, storage, disclosure, and security of data, among other things, including the new Personal Information Protection Law (“PIPL”) passed by the Standing Committee of China’s National People’s Congress on August 20, 2021, which took effect on November 1, 2021 and contains provisions similar to those of the General Data Protection Regulation (EU) 2016/679 (“GDPR”) adopted by the EU, including extraterritorial reach, restrictions on data transfer, compliance obligations and sanctions for non-compliance. We cannot assure you that we will be able to comply with all these regulatory requirements. Any failure to comply with relevant regulations and policies could result in significant cost and liability to us and could adversely affect our business and results of operations. For example, the consequences for failing to comply with the PIPL could potentially include monetary penalties, business suspension and revocation of business licenses. Any additional new regulations or the amendment or modification of previously implemented regulations, or the failure to receive any necessary approvals for use of our products in connection with such projects, could require us and our partners to change our business plans and incur additional costs, and could limit our ability to generate revenue in China.

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

For example, the EU adopted the GDPR, which imposes onerous and comprehensive privacy, data protection, and data security obligations onto data controllers and processors, including, as applicable, contractual privacy, data protection, and data security commitments, expanded disclosures to data subjects about how their personal information is used, honoring individuals’ data protection rights, limitations on retention of personal information, additional requirements pertaining to sensitive information (such as health data) and pseudonymized (i.e., key-coded) data, data breach notification requirements, and higher standards for obtaining consent from data subjects. Penalties for non-compliance with the GDPR can be significant and include fines in the amount of the greater of €20 million or 4% of global turnover and restrictions or prohibitions on data processing, which could limit our ability to do business in the EU, reduce demand for our services, and adversely impact our business and results of operations. The GDPR also provides that EU member states may introduce further conditions, including limitations, to make their own further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share European data, or could cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition. Assisting our customers, partners, and vendors in complying with the GDPR, or complying with the GDPR ourselves, may cause us to incur substantial operational costs or require us to change our business practices.

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

Compliance with U.S. and foreign privacy, data protection, and data security laws and regulations, including the PIPL in China that took effect on November 1, 2021 and contains provisions similar to those of the GDPR, could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Moreover, complying with these various laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We typically rely on our customers to obtain valid and appropriate consents from data subjects whose genetic samples and data we process on such customers’ behalf. Given that we do not typically obtain direct consent from such data subjects and we do not audit our customers to ensure that they have obtained the necessary consents required by law, the failure of our customers to obtain consents that are valid under applicable law could result in our own non-compliance with privacy laws. Such failure to comply with U.S. and foreign privacy, data protection, and data security laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with privacy, data protection, and data security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, and results of operations.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the former Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, former President Trump signed several Executive Orders and other directives to delay the implementation of certain requirements of the ACA. Concurrently, Congress considered legislation that would repeal, or repeal and replace, all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. For example, efforts to repeal, substantially modify or invalidate some or all of the provisions of the Patient Protection and the ACA, some of which have been successful, create considerable uncertainties for all businesses involved in healthcare, including our own. It is unclear how this, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. Additional legislation may be enacted that further amends, or repeals, the ACA, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our and our customers’ business.

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

On December 22, 2017, former President Trump signed into law comprehensive tax legislation (the “Tax Cuts and Jobs Act”) that significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, on March 27, 2020, the CARES Act was enacted, which includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the Tax Cuts and Jobs Act. President Biden is considering further repeals and/or replacement of the Tax Cuts and Jobs Act which may affect us. On June 29, 2020, California Assembly Bill 85 (AB 85) was signed into law, which suspends the use of California net operating losses and limits the use of California research tax credits for tax years beginning in 2020 and before 2023. On December 27, 2020, the Consolidated Appropriations Act, a coronavirus relief package that extended and expanded various tax provisions, was signed into law. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, or any newly enacted federal tax legislation.

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

Certain of our customers prepay us for a portion of the services that they expect to order from us before they place purchase orders and we deliver those services. In some cases, this prepayment can be substantial and may be paid months or a year or more in advance of these customers providing samples to us and before our delivery of the services to which some or all of the deposit relates. As of September 30, 2021, we had approximately $2.8 million in customer deposits, including $2.2 million from one customer. However, as of that date, we had $305.2 million of cash and cash equivalents, and short-term investments. We are generally not required by our contracts to retain these deposits in cash or otherwise and we have generally used these deposits to make capital expenditures and fund our operations. When a customer that has prepaid us for future services cancels its contract with us, reduces the level of services that it expects to receive, or we determine that a prepayment is no longer necessary, we will repay that customer’s deposit. We may not have the cash or other available resources to satisfy that repayment obligation. Even if we are able to satisfy the repayment obligation from available resources, we may need to seek additional sources of capital to fund our operations, which funding may not be available when needed or on acceptable terms. In either of those circumstances, our business, financial condition, results of operations, and reputation would be materially and adversely affected. Furthermore, in the future, customers may elect not to prepay us for our services in which case we would have to find other sources of funding for our capital expenditures and operations, which would be costly relative to the aforementioned cost-free customer deposit funding and which may not be available when needed or on acceptable terms.

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

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of September 30, 2021, we had 44,706,263 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of September 30, 2021 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, certain holders of shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	June 24, 2019

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38943	3.2	June 24, 2019

10.1	Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated August 25, 2021.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

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

Date: November 4, 2021	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer (Duly Authorized Officer)