Form 10-K
period 2021-12-31
Personalis, Inc.
filed 2022-02-24
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $900,300,019 based on the closing price of the shares of common stock on the Nasdaq Global Market. Excludes an aggregate of 8,624,987 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 18, 2022 was 44,950,109.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2022 annual meeting of stockholders (the “2022 Proxy Statement”).

Auditor Firm ID: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: San Francisco, California, U.S.

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

PART I

Item 1. Business.

Overview

Personalis’ strategy is to develop some of the world’s most advanced genetic tests for cancer. Today our tests are routinely used by many of the largest oncology-focused pharmaceutical companies for analysis of patient samples from their clinical trials. More recently, we have also begun to work with a growing number of leading cancer centers for clinical diagnostic use of our tests. We believe that adoption and publication by these key opinion leaders will develop an advanced standard of care for cancer patients and eventual broad use in a community hospital setting. We believe that our tests can meaningfully improve outcomes for cancer patients, and we estimate that the market opportunity for our tests for therapy selection and monitoring is approximately $30 billion in the U.S.

In December 2021, we launched NeXT Personal, a next-generation, tumor-informed liquid biopsy assay designed to detect and quantify minimal residual disease (“MRD”) and recurrence in patients previously diagnosed with cancer. NeXT Personal is designed to deliver industry-leading MRD sensitivity down to the 1 part-per-million range, an approximately 10- to 100-fold improvement over other available technologies. NeXT Personal leverages whole genome sequencing of a patient’s tumor to identify up to 1,800 specially-selected somatic variants that are subsequently used to create a personalized liquid biopsy panel for each patient. We believe this enables earlier detection across a broader variety of cancers and stages, including typically challenging early stage, low mutational burden, and low-shedding cancers. NeXT Personal is also designed to simultaneously detect and quantify clinically relevant mutations in circulating tumor-derived DNA (“ctDNA”) that may be used in the future to help guide therapy, when cancer is detected. These include known targetable cancer mutations, drug resistance mutations, and new variants which can emerge and change over time, especially under therapeutic pressure. We consider this approach not just “tumor-informed”, but “comprehensively tumor-informed”. Our ultimate goal is not just to detect cancer, but to provide key information over the entire course of the patient’s disease. We believe this can be better for patients, more informative for pharmaceutical customers, and a larger business opportunity for us.

Our strategy is to work with world-class medical institutions. To that end, in the fourth quarter of 2021, we announced a collaboration with the Mayo Clinic and in the first quarter of 2022, we announced one with the Moores Cancer Center at UC San Diego Health. In these collaborations, we provide clinical diagnostic testing and research sequencing and analysis services using our tissue-based NeXT Dx test. We have begun to test clinical patient samples and are excited about the opportunity to work with these renowned cancer centers. If we achieve a favorable reimbursement decision for our NeXT Dx test from the Molecular Diagnostic Services Program developed by Palmetto GBA (“MolDx”), we may also generate revenue in the future from some of these collaborations. Given the advanced nature of our NeXT Dx test, we believe it is a good fit for high-end cancer centers, which have a dual mandate for both clinical care and research. If these key opinion leaders have a positive experience using our tests, we are optimistic that this will also support broader use of our platform by other clinicians in the future.

We have the capacity to sequence and analyze approximately 200 trillion bases of DNA per week in our facility. We believe that capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases and in support of our NeXT Liquid Biopsy, NeXT Dx Test and NeXT Personal offerings. To date, we have sequenced more than 235,000 human samples, of which more than 145,000 were whole human genomes.

In parallel with the development of our platform technology, we have also pursued business within the population sequencing market, and we have provided whole genome sequencing services under contract with the U.S. Department of Veterans Affairs (the “VA”) Million Veteran Program (the “VA MVP”), which has enabled us to innovate, scale our operational infrastructure, and achieve greater efficiencies in our lab. The VA MVP is the largest population sequencing effort in the United States and we have delivered over 140,000 whole human genome sequence datasets to the VA MVP to date. The cumulative value of task orders received from the VA MVP since inception is approximately $186 million, $178.1 million of which we had recognized as revenue as of December 31, 2021. In September 2021, we received a task order from the VA MVP with a value of up to approximately $9.7 million, which was significantly less than in prior years. At that time, we expected the reduced order amount was to be followed by a formal request for proposal (“RFP”) process and a potential new contract to be awarded sometime late in the third quarter of 2022. However, recent discussions with our contacts at the VA MVP indicate that there will be no RFP process in 2022. Accordingly, we do not expect to receive any new orders from the VA MVP this year nor to recognize any revenue from the VA MVP beyond the current order and contract. Unless we receive an additional task order and/or enter into a new services agreement with the VA MVP with a value comparable to that of our current contract and historical contracted orders, our revenue from the VA MVP is expected to decline significantly in 2022 and future periods. Given the strong growth we have already experienced in our oncology business in 2021, and the large market opportunity we see in this space, we plan to focus primarily on cancer as we go forward.

In August 2021, we announced that we will relocate our corporate headquarters from Menlo Park to a new facility in Fremont, California and we plan to beginning moving into it in the third quarter of this year. We signed a 13.5-year lease for the 100,000 square foot facility, which is approximately double the amount of space in our current Menlo Park location. The new facility is intended to allow for expansion of our laboratory for clinical testing to support biopharma customers and clinical diagnostic testing. In addition, the new space is intended to support the expansion of research and development efforts to bring leading edge products and services to the marketplace. The new facility will also provide more office space for our selling, general and administrative workforce.

Our current headquarters – housing our Clinical Laboratory Improvement Amendments of 1988 (“CLIA”)-certified, College of American Pathologists (“CAP”)-accredited laboratory – is located in Menlo Park, CA. We were incorporated under the laws of the state of Delaware in February 2011 under the name Personalis, Inc. Our customers include pharmaceutical companies, biopharmaceutical companies, universities, non-profits, and government entities.

Personalis: The Genomics Engine for Next-Generation Cancer Therapies

Biopharmaceutical customers use our comprehensive platform across a diverse set of therapeutic approaches to cancer. We generate and analyze data from patients who participated in clinical trials, which we believe will enable these customers to develop more effective therapies. The information we generate is important to our customers developing two major classes of next-generation therapeutics: immunotherapies and targeted therapies.

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

Genes that are involved in the mechanism of action of any of these drugs may develop mutations reducing or eliminating the effectiveness of those drugs. These are called therapy resistance mutations. In many cases they only become evident after extended treatment of the patient with the drug. When these are detected, it can be an important signal that the patient may benefit from a change to another drug. Thus, it is important not only to test for mutations when a patient is first diagnosed, but periodically to check for the emergence of these potential resistance mutations. Unlike other tumor-informed liquid biopsy tests for MRD, our NeXT Personal liquid biopsy test was designed to look for the emergence of resistant mutations and to guide decisions about effective therapies for patients.

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

Our Products and Services

Broadly speaking, we provide proprietary genomic information to customers. Our genomic sequencing and analytics products are focused on the following customer applications: precision oncology, clinical and companion diagnostics, pharma research, and population genomics.

NeXT Platform

NeXT is the first platform to enable the comprehensive analysis of both a tumor and its microenvironment from a single sample. Our NeXT Platform is a high-accuracy, clinical-grade, next-generation sequencing and analysis platform. We have created an ecosystem of products and capabilities built on the NeXT Platform that synergize to drive value for our customers: ImmunoID Next (comprehensive tumor profiling from tissue), NeXT Liquid Biopsy (comprehensive tumor profiling from plasma), NeXT Personal (liquid biopsy offering for personalized tumor tracking for patients), NeXT Dx Test (comprehensive genomic cancer profiling test enabling advanced composite biomarkers for cancer treatment), NeXT SHERPA and NeXT NEOPS (neoantigen prediction capabilities). We are currently investing in the development of additional future product offerings, including NeXT CDx (diagnostic test) and NeXT Database (comprehensive tumor immune-genomics database).

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

We anticipate that our exome-scale NeXT Liquid Biopsy approach will have many applications, including monitoring of tumor response to therapy over many time points, detecting new genetic variants from evolution of the tumor under therapeutic pressure, detecting acquired mechanisms of resistance, and identifying neoantigens.

NeXT Personal is an advanced, tumor-informed liquid biopsy assay developed to deliver industry-leading MRD sensitivity in the range of 1-3 parts per million, representing a 10- to 100-fold improvement over other available methods. NeXT Personal is sample sparing, requiring only a single tube of blood, along with a tumor tissue sample. The use of ctDNA as a predictive biomarker for MRD following treatment for solid tumors is rapidly being integrated into clinical trial design, translational research studies, and is on the verge of use in routine clinical care. While detection methods for ctDNA have rapidly advanced, the limited sensitivity of these detection methods reduces its utility for diagnosing MRD across a variety of clinical applications. Standard-of-care (“SOC”) radiological-based technologies, including CT, PET and MRI scans, also remain limited in their ability to detect residual disease during or after surgical or systemic therapy due to the minimum tumor volume required. Therefore reliable, sensitive detection and quantification of MRD remains a key challenge, particularly in early-stage cancers, where timely detection of small micrometastatic lesions may enable treatment that prevents progression to advanced metastatic, incurable disease. We believe that NeXT Personal addresses these challenges. In the biopharma setting, MRD is rapidly emerging as a key biomarker in therapy development, whereby more sensitive detection and quantification of MRD may provide substantial benefits versus less sensitive methods through the reduction of false negative detection of cancer.

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

Revenue in connection with our NeXT Platform products has grown rapidly in recent years, accounting for only a minimal proportion of revenue prior to 2020 but now accounting for over two-thirds of revenue for the year ended December 31, 2021, excluding revenue from the VA MVP (discussed below).

ACE Platform

The ACE Platform is the predecessor to our NeXT Platform. To address the limitations of typical NGS-based assay, we developed our patented Accuracy and Content Enhanced (“ACE”) technology for next-generation sequencing. ACE improves nucleic acid preparation processes and combines it with patented assay and sequencing methods to achieve superior, high-fidelity, clinical-grade sequencing quality that ensures high sensitivity for mutations that can inform clinical and therapeutic applications such as neoantigen prediction, biomarker identification, and novel drug target selection. Our ACE Platform powers multiple products and services to our customers including: exome sequencing, transcriptome sequencing, and targeted cancer panels.

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

The substantial majority of our revenue since inception, excluding revenue from the VA MVP (discussed below) and our growing revenue from our NeXT Platform described above, were derived from ACE Platform products.

Whole Genome Sequencing

Since 2012, we have been contracted to provide DNA sequencing and data analysis services to the VA MVP. The VA MVP began collecting samples in 2011 and is a landmark research effort aimed at better understanding how genetic variations affect health. The VA MVP is the largest population sequencing effort in the U.S. In September 2017, we entered into a one-year contract with three one-year renewal option periods with the VA for the VA MVP, and received orders under this contract in September 2017, 2018, 2019,

2020 and 2021. To date, we have been contracted to deliver over 140,000 genome sequence data sets to the VA MVP. This relationship with the VA MVP has enabled us to scale our operational infrastructure and achieve greater efficiencies in our lab. It has also supported our development of industry-leading, large-scale cancer genomic testing. The substantial experience that we have developed in whole genome sequencing also optimally positions us for what we anticipate to be the longer-term strategic direction of the cancer genomics industry, which may include whole genome sequencing of tumors.

The VA MVP program has accounted for a substantial amount of our revenue in recent years, 53% in 2021, 71% in 2020, and 67% in 2019. In September 2021, we received a task order from the VA MVP with a value of up to approximately $9.7 million, which was significantly less than in prior years. At that time, we expected the reduced order amount was to be followed by a formal RFP process and a potential new contract to be awarded sometime late in the third quarter of 2022. However, recent discussions with our contacts at the VA MVP indicate that there will be no RFP process in 2022. Accordingly, we do not expect to receive any new orders from the VA MVP this year nor to recognize any revenue from the VA MVP beyond the current order and contract. Unless we receive an additional task order and/or enter into a new services agreement with the VA MVP with a value comparable to that of our current contract and historical contracted orders, our revenue from the VA MVP is expected to decline significantly in 2022 and future periods.

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

Our Strategy

Our mission is to transform the development of next-generation cancer therapies by providing more comprehensive molecular data about each patient’s cancer and immune response. To achieve this mission, our strategy is to:

•	Drive continued adoption of our NeXT Platform offerings—ImmunoID Next, NeXT Liquid Biopsy, NeXT Dx, and NeXT Personal—with existing and new customers.
•	Continue to enhance and display clinical utility of the NeXT Platform through collaborations.
•	Invest in clinical, regulatory, and reimbursement infrastructure for NeXT Dx and NeXT Personal (MRD and ongoing patient management).
•	Focus our early diagnostic commercialization efforts on world-class cancer centers, which have a dual mandate for patient care and advanced clinical research.
•	Complete build-out of new facility in Fremont, California, which will expand our operational capacity and support future growth.
•	Expand footprint in China and develop relationships with the local scientific and regulatory community.

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

We have the capacity to sequence and analyze approximately 200 trillion bases of DNA per week in our facility. We believe this capacity is already larger than the sequencing capacities of most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases and in support of our NeXT Liquid Biopsy. To date, we have sequenced more than 220,000 human samples, of which more than 145,000 were whole human genomes.

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

Commercialization Strategy

We commercialize our products in the United States and Europe through our targeted sales organization. We have also recently begun efforts to commercialize our products in China. In 2021, we derived 92% of our revenue from our customers in the United States. Our sales representatives have extensive experience in enterprise/consultative selling in the genomics space. We augment this team with Ph.D.-level Field Application Specialists that provide deep understanding and expertise in the areas of oncology and genomics applications, ensuring top-quality pre- and post-sales customer support. Our commercial efforts are focused on demonstrating the value proposition of the NeXT Platform to biopharmaceutical customers with the goal of both increasing utilization of the product at existing accounts and to drive adoption in new targeted accounts. Our entire commercial organization promotes our ability to support biopharmaceutical customers across several application areas including biomarker discovery, new target discovery, therapy development, and treatment monitoring.

We anticipate that patients in clinical trials for cancer therapies will increasingly be tested pre-treatment and periodically afterwards to understand response to treatment in deep molecular detail, as their tumors evolve under therapeutic pressure. Although the majority of our revenue comes from single time point testing, we believe our revenue from multiple time-point testing will continue to grow. We also derive revenue from analysis of multiple customer samples from the same patient and time point to assess genetic differences between the primary tumor and metastases. Given the value of comprehensive genomic information from multiple time points or samples, we anticipate that our revenue, and the available market, will continue to grow.

As the clinical utility of advanced biomarkers is further established, we expect there to be a patient-centered diagnostic opportunity whereby some patients would be guided to personalized therapies. We believe that our platform’s ability to support biomarkers for a broad range of therapeutics positions us to be a leader in therapy selection for patients.

Our Customers

Our cancer genomic services are sold primarily to pharmaceutical companies, biopharmaceutical companies, biotechnology companies, universities, non-profits, and government entities, while services for population sequencing initiatives are sold primarily to the VA MVP, which is a government entity. Our customers include a majority of the top ten oncology-focused pharmaceutical companies, as measured by annual revenue.

In 2021, we had two customers account for 10% or more of our revenue: VA MVP at 53% and Natera, Inc. (“Natera”) at 10%. In 2020, VA MVP accounted for 71% of our revenue and no other customer accounted for 10% or more. In 2019, we had two customers account for 10% or more of our revenue: VA MVP at 67% and Pfizer Inc. at 13%.

Our Competition

Our principal competition comes from commercial and academic organizations using established and new laboratory tests to produce information that is similar to the information that we generate for our customers. These companies offer services that implement various technological approaches including next-generation sequencing and microarray analyses. Some of our present or potential competitors include Adaptive Biotechnologies Corporation, Adela, Inc., ArcherDx, Inc., which was acquired by Invitae Corporation in October 2020, C2i Genomics, Inc., Caris Life Sciences, Inc., Covance Inc., which was acquired by Laboratory Corporation of America Holdings in February 2015, Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in July 2018, Freenome, Inc., Geneseeq Technology Inc., Genosity, Inc., which was acquired by Invitae Corporation in April 2021, GRAIL, Inc. (“GRAIL”), which Illumina announced that it had acquired in August 2021, Guardant Health, Inc., Inivata Limited, which was acquired by NeoGenomics, Inc. in June 2021, Invitae Corporation, Mount Sinai Genomics, Inc. which does business under the name Sema4, Natera, NanoString Technologies, Inc., NeoGenomics, Inc., Personal Genome Diagnostics, Inc., Predicine, Inc., Roche Molecular Systems, Inc., and Tempus, Inc.

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

Our patent strategy is focused on seeking coverage for our core technology, our NeXT Platform, including applications and implementations for enhancing sequencing coverage of certain genomic regions, analyzing cell-free nucleic acids, and creating personalized cancer recurrence detection assays. In addition, we file for patent protection on our ongoing research and development, particularly other novel assay technologies which may be applicable in cancer cases and other diseases.

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

As of December 31, 2021, we own sixteen issued U.S. and foreign patents in China, the European Union, and the United Kingdom and several pending U.S. and foreign patent applications. Issued U.S. patents in our portfolio of company-owned patents are expected to expire between 2033 and 2038, excluding any additional term for patent term adjustments or patent term extensions. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2041.

Government Regulations

Coverage and Reimbursement

Our ability, and the ability of our customers, to commercialize diagnostic tests based on our technology will depend in part on the extent to which coverage and reimbursement for these tests will be available from third-party payors. Coverage and reimbursement of new products and services is uncertain, and whether the companies that use our instruments to develop their own products or services will attain coverage and adequate reimbursement is unknown. In the U.S., there is no uniform policy for determining coverage and reimbursement. Coverage can differ from payor to payor, and the process for determining whether a payor will provide coverage may be separate from the process for setting the reimbursement rate. In addition, the U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls and restrictions on reimbursement. Additionally, the coverage and reimbursement status of newly approved or cleared laboratory tests, including our NeXT Dx test, is uncertain. If we decide to seek reimbursement for our NeXT Dx test or other in vitro diagnostic tests we may develop, and if such tests are inadequately covered by insurance or ineligible for such reimbursement, this could limit our ability to market any such future tests. The commercial success of future products in both domestic and international markets may depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, managed care organizations, and other third-party payors.

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

Regulatory framework for medical devices in the United States

Pursuant to its authority under the Federal Food, Drug and Cosmetic Act (the “FDC Act”), the FDA has jurisdiction over medical devices, which are defined to include, among other things, in vitro diagnostic devices (“IVDs”). The FDA regulates, among other things, the research, design, development, pre-clinical and clinical testing, manufacturing, safety, effectiveness, packaging, labeling, storage, recordkeeping, pre-market clearance or approval, adverse event reporting, marketing, promotion, sales, distribution, and import and export of medical devices. Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDC Act, also referred to as a 510(k) clearance, or approval from the FDA of a premarket approval application (“PMA”). Both the 510(k) clearance and PMA processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees.

Although the FDA regulates medical devices, including IVDs, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the FDC Act and FDA regulations with respect to LDTs, which are a subset of IVDs that are intended for clinical use and developed, validated, and offered within a single laboratory for use only in that laboratory. We currently market our diagnostic test based on the NeXT Platform as an LDT. As a result, we believe our diagnostic services are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDC Act provisions. Despite the FDA’s historic enforcement discretion policy with respect to LDTs, if the FDA determines that our tests are subject to enforcement as medical devices, we could be subject to administrative and judicial sanctions, and additional regulatory controls and submissions for our tests, all of which could be burdensome. We and/or our collaborators may also voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, which may be as companion diagnostic medical devices.

If the FDA determines that our tests and associated software do not fall within the definition of an LDT, or there are regulatory or legislative changes, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, we may be required to obtain premarket clearance for our tests and associated software under Section 510(k) of the FDC Act or approval of a PMA. We would also be subject to ongoing regulatory requirements such as registration and listing requirements, medical device reporting requirements, and quality control requirements. If our tests are considered medical devices not subject to enforcement discretion, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, the regulatory requirements to which our tests are subject would depend on the FDA’s classification of our tests. The FDA has issued regulations classifying medical devices into one of three regulatory control categories (Class I, Class II, or Class III) depending on the degree of regulation that the FDA finds necessary to provide reasonable assurance of their safety and effectiveness. The class into which a device is placed determines the requirements that a medical device manufacturer must meet both pre- and post-market.

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

If our tests are considered medical devices not subject to enforcement discretion, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, one classification regulation that could be relevant to one or more of our tests is a classification for genetic health risk (“GHR”) assessment tests, codified at 21 C.F.R. § 866.5950. If our tests are considered medical devices that are not subject to enforcement discretion, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, and one or more of our tests is considered to fall under the 21 C.F.R. § 866.5950 classification regulation for GHR tests, or under another Class II classification that is subject to a premarket notification requirement, we would be required to obtain marketing clearance for such tests. Further, if considered to fall under the 21 C.F.R. § 866.5950 classification for GHR tests, our tests would be required to adhere to specified special controls, such as labeling and testing specifications and information about the test to be posted on the manufacturer’s website.

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

In addition, many of the products we use to perform our tests, including sequencers and various associated reagents supplied to us by Illumina, are labeled as research use only (“RUO”) in the U.S. RUO products are exempt from FDA medical device requirements provided their manufacturers comply with specified labeling and restrictions on distribution. The products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” Manufacturers of RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and RUO products cannot be intended by the manufacturer for clinical diagnostic use. A product promoted for diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDC Act and is subject to FDA enforcement activities, including requiring the manufacturer to seek marketing authorization for the products. We currently use Illumina and other RUO products for our clinical diagnostic tests. If the FDA were to require clearance, approval or authorization for the sale of Illumina’s RUO products and if Illumina does not obtain such clearance, approval or authorization, we would have to find an alternative sequencing platform for some or all of our clinical diagnostic tests.

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

The Eliminating Kickbacks in Recovery Act

The Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”) prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories and is similar to the federal Anti-Kickback Statute in that it creates criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing unless a specific exception applies. Unlike the federal Anti-Kickback

Statute, EKRA’s reach extends beyond federal health care programs to include private insurance (i.e., it is an “all payer” statute). Additionally, most of the safe harbors available under the federal Anti-Kickback Statute are not reiterated under EKRA, and certain EKRA safe harbors conflict with the safe harbors available under the federal Anti-Kickback Statute. Therefore, compliance with a federal Anti-Kickback safe harbor does not guarantee protection under EKRA. Because EKRA is a new law, there is very little additional guidance to indicate how and to what extent it will be interpreted, applied and enforced by the government. Currently, there is no proposed regulation interpreting or implementing EKRA, nor any public guidance released by a federal agency concerning EKRA.

Other Federal and State Healthcare Laws

In addition to the requirements discussed above, several other healthcare laws could have an effect on our business. For example, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) fraud and abuse provisions created federal civil and criminal statutes that prohibit, among other things, defrauding healthcare programs, willfully obstructing a criminal investigation of a healthcare offense, and falsifying or concealing a material fact or making any materially false statements in connection with the payment for healthcare benefits, items or services. Similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, biologicals, and medical devices or supplies that require premarket approval by or notification to the FDA, and for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (“CHIP”), with certain exceptions, to report annually to CMS information related to (i) payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members.

The “Anti-Markup Rule” and similar state laws prohibit, among other things, a physician or supplier billing the Medicare program from marking up the price of a purchased diagnostic service performed by another laboratory or supplier that does not “share a practice” with the billing physician or supplier. Penalties may apply to the billing physician or supplier if Medicare or another payer is billed at a rate that exceeds the performing laboratory’s charges to the billing physician or supplier, and the performing laboratory could be at risk under false claims laws, described below, for causing the submission of a false claim.

State client billing laws specify whether a person that did not perform the service is permitted to submit the claim for payment and if so, whether the non-performing person is permitted to mark up the cost of the services in excess of the price the purchasing provider paid for such services. For example, California has an anti-markup statute which prohibits providers from charging for any laboratory test that it did not perform unless the provider (a) notifies the patient, client or customer of the name, address, and charges of the laboratory performing the test, and (b) charges no more than what the provider was charged by the clinical laboratory which performed the test except for any other service actually rendered to the patient by the provider (for example, specimen collection, processing and handling) (California Business and Professions Code Section 655.5). This provision applies, with certain limited exceptions, to licensed persons such as physicians and clinical laboratories regulated under the Business and Professions Code. In addition, many states also have “direct-bill” laws, which means that the services actually performed by an individual or entity must be billed by such individual or entity, thus preventing ordering physicians from purchasing services from a laboratory and rebilling for the services they order. For example, California has a direct bill rule specific to anatomic pathology services that prohibits any provider from billing for anatomic pathology services if those services were not actually rendered by that person or under his or her direct supervision with some exemptions (California Business and Professions Code Section 655.7).

In addition, we may be subject to state laws that prohibit other specified practices, such as billing physicians for testing that they order; waiving coinsurance, copayments, deductibles, and other amounts owed by patients; billing a state Medicaid program at a price that is higher than what is charged to one or more other payors; employing, exercising control over, licensed professionals in violation of state laws prohibiting corporate practice of medicine and other professions, and prohibitions against the splitting of professional fees with licensed professionals.

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

HIPAA and HITECH

Under the administrative simplification provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), the U.S. Department of Health and Human Services (“HHS”) issued regulations that establish uniform standards governing the conduct of certain electronic healthcare transactions and requirements for protecting the privacy and security of protected health information (“PHI”), used or disclosed by covered entities and business associates. Covered entities and business associates are subject to HIPAA and HITECH. Our subcontractors that create, receive, maintain, transmit, or otherwise process PHI on behalf of us are HIPAA “business associates” and must also comply with HIPAA as a business associate.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, former President Trump signed two executive orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress considered legislation that would repeal, or repeal and replace, all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. In addition, Congress and the Biden administration are considering other health reform initiatives, such as the Build Back Better Plan. It is unclear how any such challenges and the health reform measures of the Biden administration will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates, and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models (“APMs”), and the Merit-based Incentive Payment System (“MIPS”). In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the Medicare Clinical Laboratory Fee Schedule, or the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payer payment rates and volumes for their tests. CMS will use this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare reimbursement rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. Reporting of payment data under PAMA for clinical diagnostic laboratory tests has been delayed on numerous occasions. Based on current law, between January 1, 2023 and March 31, 2023, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2024 to 2026 CLFS rates. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is still too early to predict the full impact on reimbursement for our current tests or those in development. In addition, CMS updated the statutory phase-in provisions such that the rates for clinical diagnostic laboratory tests in 2020 could not be reduced by more than 10% of the rates for 2019. Pursuant to the CARES Act, the statutory phase-in of the payment reductions has been extended through 2024 with a 0% reduction cap for 2021-2022 and a 15% reduction cap for 2023 through 2025. It is unclear what impact new quality and payment programs, such as MACRA, or new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations, or cash flows.

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

Material Agreements

VA MVP Agreement

On September 28, 2017, we entered into a contract with the VA for the VA MVP to provide them with a combination of whole genome sequencing services (the “VA MVP Agreement”). The performance period for the services includes a base period of one year (September 2017 through August 2018), with three one-year renewal option periods that may be exercised upon discretion of the VA MVP. Each task order issued against the VA MVP Agreement has a separate period of performance and is subject to the terms and conditions of the VA MVP Agreement. Funds are obligated by the VA MVP under each task order based on actual needs. We received contracted orders from the VA MVP in September 2017, 2018, 2019, 2020, and 2021. The current contract does not include a renewal option. For us to provide additional services to the VA MVP after completion of the current contract, we would need to receive an additional task order and/or enter into a new services agreement with the VA MVP, neither of which had occurred as of the date of filing this Annual Report.

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

In September 2021, we received a task order from the VA MVP with a value of up to approximately $9.7 million, which was significantly less than in prior years. At that time, we expected the reduced order amount was to be followed by a formal RFP process and a potential new contract to be awarded sometime late in the third quarter of 2022. However, recent discussions with our contacts at the VA MVP indicate that there will be no RFP process in 2022. Accordingly, we are not planning on receiving any new orders from the VA MVP this year or expecting to recognize any revenue from the VA MVP beyond the current order and contract.

Agreements with Illumina

On November 1, 2017, we entered into a master services subcontract agreement (the “Subcontract Agreement”) with Illumina. Under the terms of the Subcontract Agreement, we engaged Illumina as our subcontractor to perform certain genotyping services (the “Services”) on our behalf pursuant to written purchase orders in fulfillment of our VA MVP Agreement. The price for Illumina’s Services set forth in the Subcontract Agreement is effective through March 2022, or later if the VA MVP Agreement is extended.

The Subcontract Agreement extends through the last day of the VA MVP Agreement, currently March 2022 but as may be extended, unless it is otherwise terminated early pursuant to its terms. All or part of the Subcontract Agreement may be terminated at our convenience in the event that the VA MVP terminates the VA MVP Agreement or terminates the part of the VA MVP Agreement that affects the Services provided by Illumina. Each party may terminate the Subcontract Agreement for default in the event that the other party materially fails to perform any of the provisions of the Subcontract Agreement, materially fails to make progress so as to endanger performance of the Subcontract Agreement in accordance with its terms, or becomes financially or legally incapable of completing the work and does not provide a plan of correction or recovery within the provided period of time to cure such failure. The Subcontract Agreement may be renewed for subsequent one-year terms as agreed by the parties subject to a four-year limit.

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

At a foundational level, employees receive training related to workplace safety and emergency preparedness, awareness and expectations of inclusion and diversity, required data protection, and other regulatory matters. We offer competitive total rewards programs, ongoing training and development, and a commitment to the safety and health of our employees. We also practice a commitment to diversity by including broader outreach and sourcing for candidates for new roles as well as education and a visible commitment to diversity and inclusion internally. For example, we established a Diversity Committee in 2020 with its mission to promote a sense of belonging for all our employees.

An engaged workforce with skills specific to our needs is critical for our successful growth in a competitive market and sector. We regularly benchmark our compensation and benefits by geography, industry (life sciences), and by role to ensure we maintain our status as an employer of choice in these areas. Our turnover rates over the last three years have been consistent with such benchmarks. Reports of our position relative to the benchmarks are reported to management and the compensation committee of our board of directors on a periodic basis.

As of December 31, 2021, we had 326 employees, of which 325 were full-time employees. Of these full-time employees, 149 were in research and development, 74 in laboratory operations, 55 in commercial operations and 47 in general and administrative functions. 311 of our full-time employees are located in the United States, six are located in Europe and eight are located in China. As of December 31, 2021, more than 50% of our employees had completed a Ph.D. or other advanced science or medical degree.

None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages. We consider our relations with our employees to be good. The use of independent contractors is not a material part of our workforce strategy.

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

•

Our operations and employees face risks related to health crises, such as the ongoing COVID-19 pandemic, that could adversely affect our operations, our financial condition, and the business or operations of our customers or other third parties with whom we conduct business.

•

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from our largest customers, the VA MVP and Natera.

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

•

As of December 31, 2021, we were still eligible to use the scaled disclosures of a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

•	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

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

We have incurred net losses since our inception. For the years ended December 31, 2021, 2020, and 2019 we had net losses of $65.2 million, $41.3 million, and $25.1 million, respectively. As of December 31, 2021, we had an accumulated deficit of $247.1 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

If we are unable to increase sales of our current services or successfully develop and commercialize other services or products, or if we are unable to execute our sales and marketing strategy for our services or unable to gain sufficient acceptance in the market, we may fail to generate sufficient revenue to achieve profitability and sustain our business.

We currently derive substantially all of our revenue from sales of our services. We began offering our services through our CLIA-certified, CAP-accredited, and state-licensed laboratory in 2013. We are in varying stages of research and development for other services and products that we may offer. If we are unable to increase sales of our existing services or successfully develop and commercialize other services and products, we will not generate sufficient revenue to become profitable.

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

Our ability to successfully market our services that we have developed, and may develop in the future, will depend on numerous factors, including:

•	our ability to demonstrate the utility and value of our services to our customers and potential customers;
•	the success of our commercial team, including sales and business development personnel;
•	the recruitment, hiring, and retention of our commercial team personnel;
•	whether our customers and potential customers accept that our services are sufficiently sensitive and specific;
•	our ability to convince our customers and potential customers of the utility of the comprehensiveness of our services and of testing patients at multiple time points;
•	our ability to continue to fund sales and marketing activities;
•	whether our services are considered superior to those of our competitors;
•	any negative publicity regarding our or our competitors’ services resulting from defects or errors;
•	our success obtaining and maintaining patent and trade secret protection for our services and technologies; and
•	our success enforcing and defending intellectual property rights and claims.

Failure to achieve broad market acceptance of our services would materially harm our business, financial condition, and results of operations.

Our operations and employees face risks related to health crises, such as the ongoing COVID-19 pandemic, that could adversely affect our operations, our financial condition, and the business or operations of our customers or other third parties with whom we conduct business.

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

Our operations have been impacted by the ongoing COVID-19 pandemic. For example, the previous shelter-in-place order and health orders have negatively impacted productivity, disrupted our business, and slowed research and development activities due to us limiting access to our laboratory space that would otherwise be used by our research and development group, and, to the extent such orders return in similar or more stringent form, they may continue to cause such effects on our operations. The COVID-19 pandemic has disrupted, and may continue to disrupt, the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Additionally, we are aware of increased demand in the market for certain consumables used in COVID-19 test kits and vaccines. We use such consumables in our operations, and we have faced, and may face in the future, difficulties in acquiring such consumables if our suppliers prioritize orders related to COVID-19 or if other supply chain issues arise as a result of the COVID-19 pandemic. Several of our customers, including the VA MVP, have been delayed in sending us samples due to the inability to collect or ship samples during the COVID-19 pandemic, and these and additional customers may be disrupted from collecting samples or sending purchase orders or samples to us in the future.

While authorities in many areas have lifted or relaxed pandemic-related restrictions, in some cases they have subsequently re-imposed various restrictions after observing an increased rate of COVID-19 cases as the global COVID-19 pandemic continues to rapidly evolve and to present serious health risks. There is no guarantee when or if all such restrictions and recommendations will be eliminated, such that we and our customers, manufacturers and suppliers will be able to safely resume operations consistent with our pre-COVID-19 operations. The full extent of the impact of the COVID-19 pandemic on our business, operations and plans remains uncertain and will depend on future developments that cannot be predicted at this time. Such developments include the continued spread of the Delta and Omicron variants in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration of the pandemic and the resulting impact on our business and other third parties with whom we do business, and the effectiveness of actions taken globally to contain and treat the disease.

While vaccines for COVID-19 have been developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally (including boosters to vaccinations), the percentage of the population that becomes vaccinated, or the efficacy of such vaccines against Delta, Omicron or other variants, and we do not yet know how businesses, advertisers, or our partners will operate in a post COVID-19 environment. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain, but a continued and prolonged public health crisis could have a material negative impact on our business, financial condition, and operating results.

If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue or achieve and sustain profitability.

Our principal competition comes from commercial and academic organizations using established and new laboratory tests to produce information that is similar to the information that we generate for our customers. These commercial and academic organizations may not utilize our services or may not believe them to be superior to those tests that they currently use or others that are developed. Further, it may be difficult to convince our customers and potential customers to use our comprehensive test rather than simpler panels provided by our competitors. For example, the information that we provide may be more challenging or require additional resources for our customers to interpret than the information provided by our competitors’ less comprehensive assays. In addition, our suppliers or competitors may announce the development of new products, services or features that result in our customers or potential customers deciding to reduce, postpone or cancel orders from us while they wait to determine which products, services or features are or will be perceived as technologically superior, more commercially successful or adopted as standards in the industry; such decisions by our customers or potential customers may be influenced by their concerns regarding the potential obsolescence of data generated using our services and features if our services or features are or will not be perceived as technologically superior, commercially successful or adopted as standards in the industry.

Some of our present or potential competitors, including Adaptive Biotechnologies Corporation, Adela, Inc., ArcherDx, Inc., which was acquired by Invitae Corporation in October 2020, C2i Genomics, Inc., Caris Life Sciences, Inc., Covance Inc., which was acquired by Laboratory Corporation of America Holdings in February 2015, Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in July 2018, Freenome, Inc., Geneseeq Technology Inc., Genosity, Inc., which was acquired by Invitae Corporation in April 2021, GRAIL, which Illumina announced that it had acquired in August 2021, Guardant Health, Inc., Inivata Limited, which was acquired by NeoGenomics, Inc. in June 2021, Invitae Corporation, Mount Sinai Genomics, Inc. which does business under the name Sema4, Natera, NanoString Technologies, Inc., NeoGenomics, Inc., Personal Genome Diagnostics, Inc., Predicine, Inc., Roche Molecular Systems, Inc., and Tempus, Inc., may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD testing offerings. During 2021, revenue under our agreement accounted for 10% of our total revenue. See “—We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” In addition, our present or potential competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. For example, in August 2021, Illumina announced it completed its acquisition of GRAIL, a company focused on early cancer detection and potentially other forms of cancer analysis using next-generation sequencing technology, which we view as a potential competitor. Illumina is also one of our significant suppliers. See “—We rely on a limited number of suppliers, or in some cases, a sole supplier, for some of our laboratory instruments and materials, and we may not be able to find replacements or immediately transition to alternative suppliers should we need to do so.” Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services, which could force us to lower the price of our services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized products or services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, or if we cannot maintain successful customer or supply relationships with Natera, Illumina or other present or potential competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenue or achieving or sustaining profitability.

We expect that biopharmaceutical companies will increasingly focus attention and resources on the targeted and personalized cancer diagnostic sector as the potential and prevalence of molecularly targeted oncology therapies approved by the U.S. Food and Drug Administration (the “FDA”) along with companion diagnostics increases. For example, the FDA has approved several such targeted oncology therapies that use companion diagnostics, including the anaplastic lymphoma kinase FISH test from Abbott Laboratories, Inc. for use with Xalkori® from Pfizer Inc., the BRAF kinase V600 mutation test from Roche Molecular Systems, Inc. for use with Zelboraf® from Daiichi-Sankyo/Genentech/Roche, and the BRAF kinase V600 mutation test from bioMerieux for use with Tafinlar® from GlaxoSmithKline. Since companion diagnostic tests are part of FDA labeling, non-FDA cleared tests, such as the ones we currently offer as part of our services, would be considered an off-label use and this may limit our access to this market segment. Our customers and potential customers may request, or in some cases have requested, that we consider developing and seeking FDA approval for companion diagnostic tests to accompany those customers’ therapeutic product candidates, and it may be necessary for us to do so in order to successfully compete for the business of these customers. If we do not successfully develop FDA-approved companion diagnostics, we may be at a competitive disadvantage and may be unable to increase market acceptance and sales of our other product offerings, which would prevent us from increasing or sustaining our revenue or achieving or sustaining profitability. If we were to develop one or more FDA-approved companion diagnostics, we would incur increased research and development expenses, and such activities may also divert our resources or the attention of our management and may create competing internal priorities for us. In addition, we have limited experience developing diagnostics, have never developed an FDA-approved companion diagnostic, and may be unable to successfully compete against companies with more experience developing and commercializing companion diagnostics.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from our largest customers, the VA MVP and Natera.

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from the VA MVP, which accounted for 53%, 71% and 67% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Our top five customers, including the VA MVP, accounted for 84%, 87% and 90% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond the VA MVP and Natera, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, while we have long-term contractual arrangements with certain of our customers, including Natera, these customers are not required to purchase a minimum number of analyses. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if the VA MVP terminates our services for convenience, which it is permitted to do, such termination would have a material adverse effect on our revenue, cash position, and results of operations. Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Likewise, if Natera or any of our other significant customers were to reduce or cease their use of our services, then our revenue, cash position, and results of operations may be materially adversely impacted. Further, if any of our significant customers were to stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We have derived a substantial portion of our current revenue from DNA sequencing and data analysis services that we provided to our largest customer, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services continues to be substantially reduced, if the VA MVP conducts a competitive bid process for the next contract and we do not win, or if the VA MVP does not award any such contract on a timely basis or at all, our business, financial condition, revenue and other operating results, and cash flows will be materially harmed.

We currently derive a substantial portion of our revenue from sales of our DNA sequencing and data analysis services to the VA MVP. In September 2017, we entered into a one-year contract with three one-year optional renewal periods with the VA for the VA MVP, pursuant to which we received contracted orders from the VA MVP in September 2017, 2018, 2019, 2020, and 2021. The current contract does not include a renewal option. For us to provide additional services to the VA MVP after completion of the current contract, we would need to receive an additional task order and/or enter into a new services agreement with the VA MVP, neither of which had occurred as of the date of filing this annual report.

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

We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.

On February 17, 2021, we announced that we had entered into a partnership in the field of personalized oncology with Natera, pairing our NeXT tumor profiling and diagnostic products with Natera’s personalized ctDNA platform Signatera™ for treatment monitoring and MRD assessment. Under this non-exclusive agreement, Natera is responsible for validating the design of, and commercialization of, Signatera personalized ctDNA assays using matched tumor and normal exome sequence data from us. The agreement covers MRD testing for both clinical use and research use. Since that time, Natera’s sample volumes have increased such that we currently derive a significant portion of our revenue from sales of our DNA sequencing and data analysis services to Natera under our agreement. For example, during 2021, revenue under our agreement accounted for 10% of our total revenue. While our agreement with Natera is a long-term contractual arrangement, Natera is not required to purchase a minimum number of analyses from us under the agreement, and we have only limited visibility to Natera’s forecasted sample volumes for future periods. We are aware that Natera has at least one third party supplier of DNA sequencing and analysis services, such that Natera has elected, and may continue to elect in the future, to send a portion (or all) of its samples to its other supplier(s) instead of us, which it is not contractually prohibited from doing, given the non-exclusive nature of our agreement. Natera may also bring a portion (or all) of such services in-house in the future, which may result in them purchasing fewer (or no) such services from us, or none from us at all. Our agreement with Natera requires us to achieve certain quality and turnaround time metrics for Natera samples. Recently, the volumes of samples sent to us by Natera have fluctuated significantly and may continue to do so in the future, which could cause us to experience difficulty in achieving such metrics from time to time, or to meet our other obligations under our agreement. If we consistently fail to achieve such metrics, or any of our other obligations under our agreement with Natera, Natera may elect to send a portion (or all) of its samples to its other supplier(s) and/or bring such services in-house.

Additionally, Natera may allege that such failures to achieve the required metrics are a breach of our agreement and seek to terminate our agreement and/or pursue any remedies available to it under the agreement, at law or in equity. Relatedly, we have incurred expenses in connection with our scale-up activities under our agreement with Natera, and we may incur additional expenses to increase our laboratory’s capacity to process increased sample volumes from Natera, in addition to those from our other customers, in the future. Our activities under our agreement with Natera have had, and may continue to have, an impact on our business, including diversion of our resources and the attention of our management, including with respect to our internal research and development objectives and projects for our other customers, collaborators and/or partners. If we are unable to successfully increase our laboratory’s capacity and manage any such competing objectives and/or projects for other customers, we may be unable to meet the quality and timing requirements of our agreement with Natera or our other customers, collaborators and/or partners. We may also be unable to successfully research, develop, launch and/or commercialize our services or service capabilities. Furthermore, we recently announced the launch of NeXT Personal, a next-generation, tumor-informed liquid biopsy assay designed to detect and quantify MRD and recurrence in patients previously diagnosed with cancer. If NeXT Personal or any of our other services is seen as competing with Signatera or any of Natera’s other services, we will still be required to fulfill our obligations to Natera under our agreement, although Natera may elect to send a portion (or all) of its samples to its other supplier(s) and/or bring such services in-house. If the volume of samples received under our agreement with Natera were to be significantly reduced or eliminated, or if our agreement with Natera were to be terminated, for these or other reasons, or if we are unable to successfully research, develop, launch and/or commercialize our services or service capabilities, including NeXT Personal, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.

If we cannot maintain our current customer relationships, or fail to acquire new customers, our revenue prospects will be reduced. Many of our customers are biopharmaceutical companies engaged in clinical trials of new drug candidates, which trials are expensive, can take many years to complete, and have inherently uncertain outcomes.

Our customers other than the VA MVP and Natera are primarily biopharmaceutical companies that use our services to support clinical trials. Our future success is substantially dependent on our ability to maintain our customer relationships and to establish new ones. Many factors have the potential to impact our customer relations, including the type of support our customers and potential customers require and our ability to deliver it, our customers’ satisfaction with our services, and other factors that may be beyond our control. Furthermore, our customers may decide to decrease or discontinue their use of our services due to changes in research and product development plans (including as a result of the COVID-19 pandemic), failures in their clinical trials, financial constraints, or utilization of internal testing resources or tests performed by other parties, or other circumstances outside of our control.

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

We rely on a limited number of suppliers for sequencers and other equipment and materials that we use in our laboratory operations. For example, we rely on Illumina as the sole supplier of sequencers and various associated reagents and other materials used in our routine laboratory operations, and as the sole provider of maintenance and repair services for these sequencers. Our Subcontract Agreement with Illumina is set to expire in March 2022, and our various pricing agreements with Illumina are set to expire on various dates up to December 2022. In August 2021, Illumina completed its acquisition of GRAIL, a company focused on early cancer detection and potentially other forms of cancer analysis using next-generation sequencing technology. Any disruption in Illumina’s operations, or our inability to negotiate an extension to our agreements with Illumina on acceptable terms, or at all, or any competitive pressure resulting from Illumina’s acquisition of GRAIL, could negatively impact our supply chain and laboratory operations and our ability to conduct our business and generate revenue. Additionally, the COVID-19 pandemic has disrupted, and may continue to disrupt, Illumina’s ability to perform under our Subcontract Agreement and fulfill our purchase orders for reagents or other materials in a timely manner and the pandemic has also disrupted, and may continue to disrupt, the ability of our other suppliers to fulfill our purchase orders in a timely manner or at all. Our suppliers could cease supplying these materials and equipment at any time, or fail to provide us with sufficient quantities of materials or equipment that meet our specifications. Our laboratory operations have been and in the future could be interrupted if we encounter delays or difficulties in securing sequencers or other equipment or materials, or if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations, and reputation.

We believe that there are only a few manufacturers other than Illumina that are currently capable of supplying and servicing the equipment necessary for our laboratory operations, including sequencers and various associated reagents. Likewise, we believe that there are a limited number of manufacturers and suppliers for other reagents and materials necessary for our laboratory operations, such as the sample preparation reagents required for our ACE technology, which enables our NeXT Platform to provide more comprehensive sequencing coverage, as well as those required to create personalized liquid biopsy panels for each patient as part of our NeXT Personal assay. Although we have evaluated and may continue in the future to evaluate equipment and materials from other suppliers, the use of equipment or materials provided by these replacement suppliers would require us to alter our laboratory operations. Transitioning to a new supplier would be time-consuming and expensive, would likely result in interruptions in our laboratory operations, could affect the performance specifications of our laboratory operations, or could require that we revalidate our tests. Additionally, an existing supplier of ours may allege that such activities constitute a breach of its agreement with us and may cease supplying us with sufficient quantities of materials or equipment that meet our specifications, in a timely manner or at all. Moreover, an existing supplier or third party may allege that such activities, replacement equipment or materials infringe, misappropriate or otherwise violate its intellectual property, and may bring infringement or other intellectual property-related claims against us. See “—Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violations may require us to spend significant time and money, and could in the future prevent us from selling our tests or impact our stock price, any of which could have a material adverse effect.” We cannot assure you that, if we were forced to replace Illumina or another supplier on which we rely, we would be able to secure alternative equipment, reagents, and other materials, and bring such equipment, reagents, and other materials on-line and revalidate them without experiencing interruptions in our workflow. If we encounter delays or difficulties in securing, reconfiguring, or revalidating the equipment and reagents we require for our services, our business, financial condition, results of operations, and reputation could be adversely affected.

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

Our success depends on our ability to provide reliable and timely, high-quality genomic data and analyses and to rapidly evolve to meet our customers’ needs.

Errors, including if our tests fail to accurately detect gene variants, or mistakes, including if we fail to or incompletely or incorrectly identify the significance of gene variants, could have a significant adverse impact on our business. We classify variants in accordance with guidelines that are subject to change and subject to our interpretation. There have also been and could in the future be flaws in the databases, third-party tools or algorithms we use, or in the software that handles automated parts of our classification protocol. If we receive poor quality or degraded samples, our tests may be unable to accurately detect gene variants or we may fail to or incompletely or incorrectly identify the significance of gene variants, which could have a significant adverse impact on our business. In addition, our customers require timely turnaround of high-quality genomic data and analyses, and if we were not able to meet our customers’ specific requirements, it could also have a significant adverse effect on our business.

Inaccurate results or misunderstandings of, or inappropriate reliance on, the information we provide to our customers could lead to, or be associated with, lack of efficacy, side effects or adverse events in patients who use our tests, or who rely on our tests to determine therapies to develop, select or monitor, including treatment-related death, and could lead to termination of our services or result in claims against us. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend.

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

In the EEA (and Northern Ireland) the new European Union (“EU”) In Vitro Diagnostic Device Regulation (the “IVDR”) entered into force on May 25, 2017, replacing the In-Vitro Diagnostic Directive (the “IVDD”) (and national legislation that implemented the IVDD in member states) as the primary legislation governing IVDs. Most requirements under the IVDR will not apply until the end of a transition period which is expected to occur on May 26, 2022. The IVDR broadens the scope of the regulation of IVDs and, among other things, tightens the requirements for clinical evidence and conformity assessment, increases transparency requirements, and introduces a requirement for a unique device identifier for every IVD. Under the IVDR there are four classes of IVDs, referred to as classes A, B, C, and D. IVDs are placed into a class based on their perceived risk to the patient and wider public. The main requirements of the IVDR apply regardless of the class which the relevant device falls into, and class A devices (including instruments and specimen receptacles) are the only devices that can be self-certified as meeting the requirements of the IVDR. The IVDR explicitly includes software used for diagnostic purposes in its scope. The IVDR requires pre-registration and post-market data collection to ensure that the device meets the relevant requirements. It is also notable that diagnostic and therapeutic services offered to customers in the EEA (and Northern Ireland) (whether directly or via intermediaries) by providers that are based outside the EEA will be covered by the IVDR. The IVDR will not apply to Great Britain (England, Wales and Scotland). These additional regulatory requirements are likely to increase the cost and time required in order to obtain regulatory approval for products in the EEA where such approval was already necessary, and in certain cases will introduce a new requirement to obtain regulatory approval where one did not exist under the IVDD arrangements. Further, the IVDR may result in devices being classified in a higher risk category than would have been the case under the existing IVDD arrangements.

Our ability, and the ability of our customers, to commercialize diagnostic tests based on our technology will depend in part on the extent to which coverage and reimbursement for these tests will be available from third-party payors. Coverage and reimbursement of new products and services is uncertain, and whether the companies that use our instruments to develop their own products or services will attain coverage and adequate reimbursement is unknown. In the U.S., there is no uniform policy for determining coverage and reimbursement. Coverage can differ from payor to payor, and the process for determining whether a payor will provide coverage may be separate from the process for setting the reimbursement rate. In addition, the U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls and restrictions on reimbursement.

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

Our performance, including our research and development programs and laboratory operations, largely depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and we may not be able to attract or retain qualified personnel in the future, including bioinformatic scientists, bioinformatic engineers, software engineers, statisticians, variant curators, clinical laboratory scientists (“CLS”), and genetic counselors, due to the competition for qualified personnel among life science businesses, technology companies, as well as universities and public and private research institutions, particularly in the San Francisco Bay Area. For example, California has a shortage of qualified CLS, who must be licensed by the California Department of Public Health to perform clinical testing in laboratories located in California such as our CLIA-certified and CAP-accredited laboratory. We face intense competition for, and we have experienced and may in the future experience difficulty attracting and retaining, sufficient numbers of licensed and qualified CLS to support the needs of our business and our laboratory capacity expansion efforts. All of our U.S. employees are at-will, which means that either we or the employee may terminate their employment at any time. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees for reasons that may include movements in our stock price. If we are not able to attract and retain the necessary personnel, including licensed and qualified CLS, to accomplish our business objectives, we may experience constraints that could adversely affect our ability to scale our business and support our research and development efforts and our laboratory operations. We believe that our corporate culture fosters innovation, creativity, and teamwork. However, as our organization grows, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our ability to retain and attract employees and our future success.

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

To finance any acquisitions or investments, we may choose to raise additional funds. The various ways we could raise additional funds carry potential risks. See “—Financial and Market Risks and Risks Related to Owning Our Common Stock—Our inability to raise additional capital on acceptable terms in the future may limit our ability to continue to operate our business and further expand our operations.” If the price of our common stock is low or volatile, we may not be able to acquire other companies using stock as consideration. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

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

Any current or future collaborations, including any strategic alliances or any collaborations to develop companion diagnostic tests, that we have entered (for example, our collaborations with the Mayo Clinic, MapKure, LLC (“MapKure”), which is jointly-owned by BeiGene, Ltd. and SpringWorks Therapeutics, Inc., and Moores Cancer Center at UC San Diego Health) or may enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which include that:

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

In June 2020, we announced a partnership with a clinical genomics and life sciences company headquartered in China as a means to expand business operations into China in the near term. Our first wholly owned subsidiary was formed in Shanghai in October 2020. Our expansion and investment plans are subject to substantial risks which may include, but are not limited to: the inability to protect our intellectual property rights under Chinese law, which may not offer as high a level of protection as U.S. law; unexpectedly long negotiation periods with Chinese suppliers and customers; quality issues related to supplies sourced from local vendors; unexpectedly high labor costs due to a tight labor supply; foreign investment restrictions, including those that restrict foreign investment in the development and application of gene diagnosis and treatment technologies (which we believe prevent us from directly offering our NeXT Dx test, or other diagnostic tests based on our NeXT Platform, to patients in China); and difficulty in repatriating funds and selling or transferring assets. Our investments in China also expose us to additional foreign currency exchange risk. In addition, as tensions have escalated between the U.S. and China, we believe there is an enhanced risk that our planned investments in China may be subject to unforeseen risks or restrictions, which may include expropriation of the investments by the Chinese government or new restrictions imposed by the U.S. government on the export of necessary goods or technologies to our Shanghai subsidiary. These and other risks may result in our not realizing a return on, or losing some, or all, of our planned investments in China, which could have a material adverse effect on our financial condition and financial performance.

Personal privacy, cyber security, and data protection are becoming increasingly significant issues in China. For example, the State Council of the People’s Republic of China adopted the Regulations of the People’s Republic of China on Administration of Human Genetic Resources, which went into effect on July 1, 2019. The regulations establish a framework for the collection, preservation, utilization, and supply abroad of human genetic resources of China. The regulations also establish a framework for the use of data and other information generated from use of human genetic resources of China. The regulations also provide that foreign organizations, individuals and entities established or controlled by them are prohibited to collect or preserve China’s human genetic resources or transport them abroad. Due to the lack of detailed interpretations and implementations, it is not clear whether the agency in China responsible for enforcing the regulations will grant the necessary approvals for use by us and our partners of our NeXT Platform or our other current or future products in research or clinical projects involving China’s human genetic resources or information generated therefrom. For example, we understand that the initial application by one of our pharmaceutical customers for such a project approval was previously rejected by such agency in China for reasons relating to data retention by our customer and sharing of rights to research results with our customer’s collaborator in China. Although it is our understanding that the agency’s decision was not based on the use of our NeXT Platform in the project, and that the agency subsequently approved applications by our customer for this project and another project also involving the use of our NeXT Platform, we are supporting and expect in the future to support the preparation of multiple such applications, and there is no guarantee that any such additional applications will be approved by such agency in the future. The Chinese government separately has various regulations relating to the collection, use, storage, disclosure, and security of data, among other things, including the new Personal Information Protection Law (“PIPL”) passed by the Standing Committee of China’s National People’s Congress on August 20, 2021, which took effect on November 1, 2021 and contains provisions similar to those of the General Data Protection Regulation (EU) 2016/679 (“GDPR”) adopted by the EU, including extraterritorial reach, restrictions on data transfer, compliance obligations and sanctions for non-compliance. We cannot assure you that we will be able to comply with all these regulatory requirements. Any failure to comply with relevant regulations and policies could result in significant cost and liability to us and could adversely affect our business and results of operations. For example, the consequences for failing to comply with the PIPL could potentially include monetary penalties, business suspension and revocation of business licenses. Any additional new regulations or the amendment or modification of previously implemented regulations, or the failure to receive any necessary approvals for use of our products in connection with such projects, could require us and our partners to change our business plans and incur additional costs, and could limit our ability to generate revenue in China.

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

Although the FDA has statutory authority to assure that medical devices are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to laboratory developed tests (“LDTs”), which are a subset of in vitro diagnostic devices that are intended for clinical use and designed, manufactured, and used entirely within a single laboratory. We currently market our tests as LDTs and, therefore, we believe that they are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDC Act provisions. Despite the FDA’s historic enforcement discretion policy with respect to LDTs, in November 2017, the FDA finalized a classification order setting out the regulatory requirements that apply to certain genetic health risk tests and revised a separate classification order exempting certain carrier screening tests from FDA premarket clearance and approval requirements when certain regulatory requirements are met. None of our tests comply with these classification orders because we market our tests as LDTs that are subject to the FDA’s policy of enforcement discretion. However, the FDA may find that our tests do not fall within the definition of an LDT, and may determine that our tests are subject to the FDA’s enforcement of its medical device regulations, including the recent classification orders, and the applicable FDC Act provisions. While we believe that we are currently in material compliance with applicable laws and regulations, we cannot assure you that the FDA or other regulatory agencies would agree with our determination, and a determination that we have violated these laws, or a public announcement that we are being investigated for possible violations of these laws, could adversely affect our business, prospects, results of operations or financial condition. If the FDA determines that our tests are subject to enforcement as medical devices, we could be subject to enforcement action, including administrative and judicial sanctions, and additional regulatory controls and submissions for our tests, all of which could be burdensome. We and/or our collaborators may also voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices. For example, under our collaboration with MapKure, we expect to develop new, advanced biomarkers selected by MapKure for regulatory submission and approval as a companion diagnostic, in which case we would also be subject to potentially burdensome additional regulatory controls and submissions for one or more of our tests. See “—Failure to comply with federal, state, and foreign laboratory licensing requirements and the applicable requirements of the FDA or any other regulatory authority, could cause us to lose the ability to perform our tests, experience disruptions to our business or become subject to administrative or judicial sanctions.”

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

If the FDA determines that our tests and associated software do not fall within the definition of an LDT, or there are regulatory or legislative changes, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, we may be required to obtain premarket clearance for our tests and associated software under Section 510(k) of the FDC Act or approval of a PMA. We would also be subject to ongoing regulatory requirements such as registration and listing requirements, medical device reporting requirements, and quality control requirements. If our tests are considered medical devices not subject to enforcement discretion, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, the regulatory requirements to which our tests are subject would depend on the FDA’s classification of our tests. The FDA has issued regulations classifying generic types of medical devices into one of three regulatory control categories (Class I, Class II, or Class III) depending on the degree of regulation that the FDA finds necessary to provide reasonable assurance of their safety and effectiveness. The class into which a device is placed determines the requirements that a medical device manufacturer must meet both pre- and post-market.

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

If our tests are considered medical devices not subject to enforcement discretion, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, one classification regulation that could be relevant to one or more of our tests is a classification for GHR assessment tests, codified at 21 C.F.R. § 866.5950. If our tests are considered medical devices that are not subject to enforcement discretion, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, and one or more of our tests is considered to fall under the 21 C.F.R. § 866.5950 classification regulation for GHR tests, or under another Class II classification that is subject to a premarket notification requirement, we would be required to obtain marketing clearance for such tests. Further, if considered to fall under the 21 C.F.R. § 866.5950 classification for GHR tests, our tests would be required to adhere to specified special controls, such as labeling and testing specifications and information about the test to be posted on the manufacturer’s website. If any of our current or pipeline tests are not considered by the FDA to be GHR tests or do not qualify for the limited exemption for a sponsor’s subsequent GHR tests once the assessment system has been reviewed and cleared by FDA, or if any of our tests fall under a different non-exempt classification or are unclassified, we could be required to obtain 510(k) clearance or approval of a PMA for such test in the future.

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

If we are required to conduct clinical trials, we and any third-party contractors we engage would be required to comply with GCPs, which are regulations and guidelines enforced by the FDA, for products in clinical development. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any third-party contractor fails to comply with applicable GCPs, the clinical data generated in clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before clearing or approving our marketing applications. A failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory clearance or approval process. In addition, if these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our tests. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our tests or to achieve or sustain profitability.

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

In addition, many of the products we use to perform our tests, including sequencers and various associated reagents supplied to us by Illumina, are labeled as RUO in the U.S. RUO products are exempt from FDA medical device requirements provided their manufacturers comply with specified labeling and restrictions on distribution. The products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” Manufacturers of RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and RUO products cannot be intended by the manufacturer for clinical diagnostic use. A product promoted for diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDC Act and is subject to FDA enforcement activities, including requiring the manufacturer to seek marketing authorization for the products. We currently use Illumina and other RUO products for our clinical diagnostic tests. If the FDA were to require clearance, approval or authorization for the sale of Illumina’s RUO products and if Illumina does not obtain such clearance, approval or authorization, we would have to find an alternative sequencing platform for some or all of our clinical diagnostic tests. We currently have not validated an alternative sequencing platform on which our tests could be run in a commercially viable manner. If we were not successful in selecting, acquiring on commercially reasonable terms and implementing an alternative platform on a timely basis, our business, financial condition and results of operations would be adversely affected. Similarly, a finding that any of our other suppliers failed to comply with applicable requirements could result in interruptions in our ability to supply our services to the market and adversely affect our operations.

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

Although we market our tests as LDTs that are currently subject to the FDA’s exercise of enforcement discretion, if we fail to operate within the conditions of that exercise of enforcement discretion, if any of our products otherwise fail to comply with FDA regulatory requirements as enforced, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, we would be subject to the applicable requirements of the FDC Act and the FDA’s implementing regulations. The FDA is empowered to impose sanctions for violations of the FDC Act and the FDA’s implementing regulations, including warning letters, civil and criminal penalties, injunctions, product seizure or recall, import bans, restrictions on the conduct of our operations and total or partial suspension of production. Any of the aforementioned sanctions could cause reputational damage, undermine our ability to maintain and increase our revenue, and harm our business, financial condition, and results of operations. In particular, if we or the FDA discover that any of our products have defects that call into question the accuracy of their results, we may be required to undertake a retest of all results and analyses provided during the period relevant to the defect, or recall the affected products. The direct costs incurred in connection with such a recall in terms of management time, administrative, and legal expenses and lost revenue, together with the indirect costs to our reputation could harm our business, financial condition, and results of operations, and our ability to execute our business strategy. While we believe that we are currently in material compliance with applicable laws and regulations as currently enforced, the FDA or other regulatory agencies may not agree, and a determination that we have violated these laws or a public announcement that we are being investigated for possible violations of these laws could adversely affect our business, financial condition, results of operations, and prospects.

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

In the ordinary course of our business, we collect, process, receive, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and store proprietary, confidential, and sensitive information, including PHI, personally identifiable information (“PII”), credit card and other financial information, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or our customers, payors, and other parties. It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. We depend on information technology and telecommunications systems for significant elements of our operations and we have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including, for example, systems handling human resources, financial reporting and controls, customer relationship management, regulatory compliance, and other infrastructure operations. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit, and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors, as we have outsourced elements of our operations to third parties and as a result a number of third-party vendors and other contractors and consultants have access to our proprietary, confidential, and sensitive information. Our ability to monitor these third parties’ security practices is limited, and these third parties may not have adequate security measures in place.

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

Notwithstanding the implementation of security measures, given the size and complexity of our internal information technology systems and those of our third-party vendors and other contractors and consultants, and the increasing amounts of proprietary, confidential, and sensitive information that they maintain, such information technology systems are potentially vulnerable to breakdown, service interruptions, system malfunction, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our personnel, third-party vendors, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise our system infrastructure, or that of our third-party partners, or lead to data leakage. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services.

The risk of a security breach or disruption, particularly through accidental actions or omissions by trusted insiders, cyber-attacks or cyber intrusions, including by computer hackers, threat actors, viruses, sophisticated nation states, and nation-state-supported actors, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased; in particular, during the COVID-19 pandemic we have observed an increase in attempted attacks against our data systems. Additionally, in connection with the ongoing COVID-19 pandemic, most of our personnel are working remotely, which may increase the risk of security breaches, loss of data, and other disruptions as a consequence of more personnel accessing sensitive and critical information from remote locations.

We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, hostile foreign governments or agencies, or cybersecurity researchers. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our services and technologies could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. Additionally, we cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to personnel error, malfeasance, or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost, or stolen. Any of the previously identified or similar threats could cause a security incident or other interruption, which could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our proprietary, confidential, or sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform, products, and services. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain privacy, data protection, or data security obligations may require us to implement and maintain certain measures to protect our information technology systems and sensitive information.

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our services and technologies could be delayed. Furthermore, significant disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Any such access, breach, or other loss of information could result in legal claims or proceedings, liability under domestic or foreign privacy, data protection, and data security laws such as HIPAA and HITECH, and penalties. Applicable privacy, data protection, or data security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Notice of certain security breaches must be made to affected individuals, the Secretary of HHS, and for extensive breaches, notice may need to be made to the media or state attorneys general. Such a notice could harm our reputation and our ability to compete. Although we have implemented security measures and a formal, dedicated enterprise security program to prevent unauthorized access to patient data, such data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach. Unauthorized access, loss, or dissemination could also damage our reputation or disrupt our operations, including our ability to conduct our analyses, deliver test results, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process, and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business.

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

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. Similarly, the California Consumer Privacy Act (“CCPA”) allows consumers a private right of action when certain personal information is subject to unauthorized access and exfiltration, theft or disclosure due to a business’ failure to implement and maintain reasonable security procedures. The CCPA also allows for statutory fines for noncompliance of up to $7,500 per violation. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or PII, for the treatment of genetic data, along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenue and/or subject us to additional liabilities.

The actual or perceived failure by us, our customers, or vendors to comply with increasingly stringent laws, regulations and contractual obligations relating to privacy, data protection, and data security could harm our reputation, and subject us to significant fines and liability.

We are subject to numerous domestic and foreign laws and regulations regarding privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to policies, industry standards, and the terms of our contractual obligations to customers and third parties related to privacy, data protection, and data security. The actual or perceived failure by us, our customers, our vendors, or other relevant third parties to address or comply with these laws, regulations, and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, reduce the use of our services, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition, and results of operations.

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

In addition, in January 2021, following its exit from the EU, the UK implemented its own version of the GDPR (the “UK GDPR”), which currently imposes substantively similar obligations as the GDPR and provides for fines of up £17.5 million or 4% of global turnover, whichever is greater, for non-compliance. In addition, an actual or asserted violation of the GDPR or UK GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of our data, enforcement notices and/or assessment notices (for a compulsory audit). We also may face civil claims, including representative actions and other class action-type litigation (where individuals have suffered harm), potentially resulting in our paying significant compensation or damages, or incurring other significant liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

The relationship between the UK and the EU in relation to certain aspects of privacy, data protection, and data security laws is subject to some uncertainty. For example, on June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal information flows from the European Economic Area (“EEA”) to the UK. This adequacy determination will automatically expire in June 2025 unless the European Commission renews or extends it and may be modified or revoked in the interim. We cannot predict how the UK GDPR and other UK data protection laws or regulations may develop, including as compared to the GDPR, nor can we predict the effects of divergent laws and related guidance. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure, particularly if the GDPR and UK GDPR develop in conflicting or otherwise divergent ways.

Further, European and UK privacy, data protection, and data security laws, including the GDPR and the UK GDPR, generally restrict the transfer of personal information from the UK, EEA and Switzerland to the U.S. and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. There is uncertainty on how to implement such safeguards and how to conduct such transfers in compliance with the GDPR and UK GDPR, and certain safeguards may not be available or applicable with respect to some or all of the personal information processing activities necessary to research, develop and market our products and services. The European Commission recently released a set of Standard Contractual Clauses (“SCCs”) that is designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, the SCCs are a valid mechanism to transfer personal data outside of the EEA. The SCCs, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the transferred personal information. Moreover, due to potential legal challenges, there is uncertainty regarding whether the SCCs will remain a valid mechanism for transfers of personal information out of the EEA. Similarly, the UK’s Information Commissioner’s Office has released a draft international data transfer agreement (“IDTA”) governing data transfers much like the SCCs. If we are unable to implement a valid solution for personal information transfers to the U.S. and other countries, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe to the U.S. or other countries may decrease demand for our products and services as our customers that are subject to the GDPR or UK GDPR may seek alternatives that do not involve personal information transfers out of Europe. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses and the IDTA.

Similar laws have been proposed in other foreign jurisdictions in which we do, or expect to do, business. For example, the PIPL was adopted in China on August 20, 2021, and it went into effect on November 1, 2021. The PIPL shares certain similarities with the GDPR, including extraterritorial application, requirements for data minimization, data localization, and purpose limitation, and obligations to provide certain notices to and honor data subject rights from individuals located in the PRC. The PIPL allows for fines of up to 50 million yuan or 5% of a covered company’s revenue in the prior year. The PIPL, and other new and evolving laws and regulations relating to privacy, data protection, and data security in China and other relevant foreign jurisdictions, increase our risk exposure, and may require us to modify our operations, may limit our ability to collect, retain, store, use, share, disclose, transfer, disseminate, and otherwise process personal information, may require additional investment of resources in compliance programs, and could result in increased compliance costs or changes in our ongoing or planned business practices, policies or strategies.

In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and data security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. The CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. It allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase our compliance costs and potential liability with respect to other personal information we maintain about California residents. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA imposes additional obligations relating to consumer data on companies doing business in California beginning January 1, 2022 and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA and will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law.

The enactment of the CCPA has led a wave of similar legislative developments in other states in the U.S., which creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business, financial condition and results of operations. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, a comprehensive privacy, data protection, and data security statute that becomes effective on January 1, 2023 (at the same time as the CPRA) and shares similarities with the CCPA, the CPRA, and legislation proposed in other states. In June 2021, Colorado enacted a similar law, the Colorado Privacy Act, which becomes effective on July 1, 2023. Many other states are considering proposed comprehensive data privacy legislation and all 50 states have passed some form of legislation relating to privacy or cybersecurity (for example, all 50 states have enacted laws requiring disclosure of certain personal information breaches). Additionally, several states and localities have enacted statutes banning or restricting the collection of biometric information. At the federal level, the United States Congress is considering various proposals for comprehensive federal privacy, data protection, and data security legislation and, while no such law currently exists, we are subject to applicable existing federal laws and regulations, such as the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to privacy, data protection, and data security. These state statutes, and other similar state or federal laws, may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and other processing or protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. These laws and other changes in laws or regulations relating to privacy, data protection, and data security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase our operating costs, or require changes to our operations.

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

Our operations are or may be subject to other extensive federal, state, local, and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among others:

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

•

the Anti-Markup Rule and similar state laws, which, among other things, prohibit a physician or supplier billing the Medicare program from marking up the price of a purchased diagnostic service performed by another laboratory or supplier that does not “share a practice” with the billing physician or supplier. Penalties may apply to the billing physician or supplier if Medicare or another payer is billed at a rate that exceeds the performing laboratory’s charges to the billing physician or supplier, and the performing laboratory could be at risk under false claims laws, described below, for causing the submission of a false claim;

•

state client billing laws, which specify whether a person that did not perform the service is permitted to submit the claim for payment and if so, whether the non-performing person is permitted to mark up the cost of the services in excess of the price the purchasing provider paid for such services. For example, California has an anti-markup statute which prohibits providers from charging for any laboratory test that it did not perform unless the provider (a) notifies the patient, client or customer of the name, address, and charges of the laboratory performing the test, and (b) charges no more than what the provider was charged by the clinical laboratory which performed the test except for any other service actually rendered to the patient by the provider (for example, specimen collection, processing and handling) (California Business and Professions Code Section 655.5). This provision applies, with certain limited exceptions, to licensed persons such as physicians and clinical laboratories regulated under the Business and Professions Code. In addition, many states also have “direct-bill” laws, which means that the services actually performed by an individual or entity must be billed by such individual or entity, thus preventing ordering physicians from purchasing services from a laboratory and rebilling for the services they order. For example, California has a direct bill rule specific to anatomic pathology services that prohibits any provider from billing for anatomic pathology services if those services were not actually rendered by that person or under his or her direct supervision with some exemptions (California Business and Professions Code Section 655.7);

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

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, biologicals, and medical devices or supplies that require premarket approval by or notification to the FDA, and for which payment is available under Medicare, Medicaid, or CHIP, with certain exceptions, to report annually to CMS information related to (i) payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members;

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

•

HIPAA, as amended by HITECH, and their respective implementing regulations, which impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as individuals and entities that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, known as business associates, as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions;

•

EKRA, which prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories and is similar to the federal Anti-Kickback Statute in that it creates criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing unless a specific exception applies. Unlike the federal Anti-Kickback Statute, EKRA’s reach extends beyond federal health care programs to include private insurance (i.e., it is an “all payer” statute). Additionally, most of the safe harbors available under the federal Anti-Kickback Statute are not reiterated under EKRA, and certain EKRA safe harbors conflict with the safe harbors available under the federal Anti-Kickback Statute. Therefore, compliance with a federal Anti-Kickback safe harbor does not guarantee protection under EKRA. Because EKRA is a new law, there is very little additional guidance to indicate how and to what extent it will be interpreted, applied and enforced by the government. Currently, there is no proposed regulation interpreting or implementing EKRA, nor any public guidance released by a federal agency concerning EKRA;

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
•

state laws that prohibit other specified practices, such as billing physicians for testing that they order as discussed above; waiving coinsurance, copayments, deductibles, and other amounts owed by patients; billing a state Medicaid program at a price that is higher than what is charged to one or more other payors; employing, exercising control over, licensed professionals in violation of state laws prohibiting corporate practice of medicine and other professions, and prohibitions against the splitting of professional fees with licensed professionals; and

•	similar foreign laws and regulations that apply to us in the countries in which we operate or may operate in the future.

As a clinical laboratory, our business practices may face additional scrutiny from government regulatory agencies such as the Department of Justice, the HHS OIG, and CMS. Certain arrangements between clinical laboratories and referring physicians have been identified in fraud alerts issued by the OIG as implicating the Anti-Kickback Statute. The OIG has stated that it is particularly concerned about these types of arrangements because the choice of laboratory, as well as the decision to order laboratory tests, typically are made or strongly influenced by the physician, with little or no input from patients. Moreover, the provision of payments or other items of value by a clinical laboratory to a referral source could be prohibited under the Stark Law unless the arrangement meets all criteria of an applicable exception. The government has been active in enforcement of these laws as they apply to clinical laboratories.

The growth of our business, including services we provide under our agreement with Natera, and our expansion outside of the U.S. may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and reputational harm and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including significant administrative, civil and criminal penalties, damages, fines, imprisonment, exclusion from participation in federal healthcare programs, refunding of payments received by us, integrity oversight and reporting obligations, and curtailment or cessation of our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the former Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, former President Trump signed several Executive Orders and other directives to delay the implementation of certain requirements of the ACA. Concurrently, Congress considered legislation that would repeal, or repeal and replace, all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s “individual mandate” to carry health insurance and eliminating the implementation of certain ACA-mandated fees. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. Efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA create considerable uncertainties for all businesses involved in healthcare, including our own. It is unclear how such efforts to repeal and replace the ACA will impact the ACA and our business. Additional legislation may be enacted that further amends, or repeals, the ACA, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our and our customers’ business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicate payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. MACRA repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates, and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through APMs and MIPS. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

In April 2014, Congress passed PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the Medicare Clinical Laboratory Fee Schedule, or the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payer payment rates and volumes for their tests. CMS will use this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare reimbursement rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. Reporting of payment data under PAMA for clinical diagnostic laboratory tests has been delayed on numerous occasions. Based on current law, between January 1, 2023 and March 31, 2023, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2024 to 2026 CLFS rates. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is still too early to predict the full impact on reimbursement for our current tests or those in development. In addition, CMS updated the statutory phase-in provisions such that the rates for clinical diagnostic laboratory tests in 2020 could not be reduced by more than 10% of the rates for 2019.

Pursuant to the CARES Act, the statutory phase-in of the payment reductions has been extended through 2024 with a 0% reduction cap for 2021-2022 and a 15% reduction cap for 2023 through 2025. It is unclear what impact new quality and payment programs, such as MACRA, or new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations, or cash flows. Further, it is possible that additional governmental action is taken to address the COVID-19 pandemic. We also anticipate there will continue to be proposals by legislators at both the federal and state levels, regulators and private payers to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our tests, the coverage of or the amounts of reimbursement available for our tests from payers, including commercial payers and government payers.

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

On December 22, 2017, former President Trump signed into law comprehensive tax legislation (the “Tax Cuts and Jobs Act”) that significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, on March 27, 2020, the CARES Act was enacted, which includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the Tax Cuts and Jobs Act. President Biden is considering further repeals and/or replacement of the Tax Cuts and Jobs Act which may affect us. On June 29, 2020, California Assembly Bill 85 (AB 85) was signed into law, which suspended the use of California net operating losses and limited the use of California research tax credits for tax years beginning in 2020 and before 2023, although California legislation enacted in early February 2022 ends the suspension and limitation for tax year 2022. On December 27, 2020, the Consolidated Appropriations Act, a coronavirus relief package that extended and expanded various tax provisions, was signed into law. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, or any newly enacted federal tax legislation.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. states and territories, as well as various non-U.S. jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each jurisdiction. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the Tax Cuts and Jobs Act and the CARES Act, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. The foregoing items could increase our future tax expense, change our future intentions regarding reinvestment of foreign earnings, and could have a material adverse effect on our business, financial condition and results of operations. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

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

Our commercial success will depend in part on our avoiding infringement of patents and infringement, misappropriation or other violations of other proprietary rights of third parties, including, for example, the intellectual property of competitors. There is extensive intellectual property litigation involving the biotechnology and pharmaceutical industries and genetic sequencing technology, including with regard to liquid biopsy assays such as those designed to detect or quantify MRD or recurrence in patients previously diagnosed with cancer. Our activities may be subject to claims that we infringe or otherwise violate patents owned or controlled by third parties. Numerous U.S. and foreign patents and pending patent applications exist in the genetic testing market and are owned by third parties. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. For example, we are aware of several third-party issued U.S. patents and pending patent applications with claims relating to genetic sequencing technology and methodology that may be asserted against us and may be construed to encompass our products and services. In order to avoid liability related to an allegation of infringement of these third-party patents, we may find it necessary or prudent to initiate invalidity proceedings against such patents or to obtain licenses from such third-party intellectual property holders. If we are not able to invalidate such patents or obtain or maintain a license on commercially reasonable terms and such third parties assert infringement claims against us, we may be prevented from exploiting our technology and our business, financial condition, results of operations, and prospects may be materially and adversely affected. We may also be unaware of patents that a third party, including for example a competitor in the genetic testing market, might assert are infringed by our business. There may also be patent applications that, if issued as patents, could be asserted against us. Patent applications in the U.S. and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. patent applications that will not be filed outside the U.S. can remain confidential until patents issue. Therefore, patent applications covering our products, services, or technologies could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our products, services, technologies, and their use. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent, and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market our products and services. Further, we may incorrectly determine that our technologies, products, or services are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products or services.

Third-party intellectual property right holders may also actively bring infringement or other intellectual property-related claims against us, even if we have received patent protection for our technologies, products, and services. Regardless of the merit of third parties’ claims against us for infringement, misappropriation, or violations of their intellectual property rights, such third parties may seek and obtain injunctive or other equitable relief, which could effectively block our ability to perform our tests. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay our development or sales of any tests or other activities that are the subject of such suit. Defense of these claims, even if such claims are resolved in our favor, could cause us to incur substantial expenses and be a substantial diversion of our employee resources even if we are ultimately successful. Any adverse ruling or perception of an adverse ruling in defending ourselves could have a material adverse impact on our cash position and stock price. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources.

As we continue to commercialize our tests in their current or an updated form, launch different and expanded tests, and enter new markets, other competitors or potential competitors might claim that our tests infringe, misappropriate, or violate their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. If such a suit were brought, regardless of merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. Even if we are successful in defending against such a suit, we could incur substantial costs and diversion of the attention of our management and technical personnel in defending ourselves against such claims. A court of competent jurisdiction could hold that third-party patents asserted against us are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any products, services or technologies we may develop and any other technologies covered by the asserted third-party patents and any adverse ruling or perception of an adverse ruling in defending ourselves could have a material adverse impact on our cash position and stock price. If we are found to infringe, misappropriate, or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such rights are invalid or unenforceable, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement; obtain one or more licenses from third parties in order to continue developing and marketing our products and technology, which may not be available on commercially reasonable terms (if at all) or may be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us; pay substantial royalties and other fees; and redesign any infringing tests or other activities, which may be impossible or require substantial time and monetary expenditure; or be prohibited from commercializing certain tests, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Competitors may also infringe our patents or the patents of our licensing partners. In addition, our patents or the patents of our licensors may become involved in inventorship, priority, or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Further in such proceedings, the defendant could counterclaim that our asserted patent covering our product is invalid or unenforceable, and the court may agree that our asserted patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product or the products of our competitors. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. An adverse result in any litigation or other proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Such a loss of patent protection could have a material adverse impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

We license certain intellectual property that is important to our business, and, in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. For example, our agreements with third parties, such as Illumina, include certain non-exclusive license rights that are essential to the operation of our business as it is currently conducted. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our products and services, or inhibit our ability to commercialize future products and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain technologies, including those of Illumina, are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

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

If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or sales and marketing initiatives. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruption to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to us. While we believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months, rising costs and interest rates due to inflation or other economic conditions may cause our capital expenditures and operating expenses to increase more than expected, and we cannot assure you that we will generate sufficient revenue from commercial sales to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional funding on acceptable terms, or at all, or if we consume our existing capital more quickly than expected, it could negatively impact our ability to retain and attract employees and our competitive position, business, financial condition, results of operations, and prospects will be adversely affected.

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

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of December 31, 2021, we had 44,904,512 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of December 31, 2021 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, certain holders of shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $222.5 million and approximately $166.3 million, respectively. Certain of our federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2031. These net operating loss carryforwards could expire unused and be unavailable to offset future taxable income. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, federal net operating losses incurred in tax years beginning in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses for tax years beginning after 2020 is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, as modified by the CARES Act. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (including certain tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it could harm our future operating results by effectively increasing our future tax obligations. In addition, for California income tax purposes, California net operating losses and California research tax credits were suspended and limited, respectively, for tax years beginning after 2019 but before 2023, although California legislation enacted in early February 2022 ends the suspension and limitation for tax year 2022.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, particularly after we are no longer a “smaller reporting company” as defined in the Exchange Act. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may be required to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment will result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. By disclosing information in this document and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

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

As of December 31, 2021, we were still eligible to use the scaled disclosures of a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

Our status as a “smaller reporting company,” as defined in the Exchange Act, ended on December 31, 2021, because we had at least $700 million of equity securities held by non-affiliates on June 30, 2021. Pursuant to the rules, we are still eligible to use the scaled disclosures in this Annual Report on Form 10-K and we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K.

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded smaller reporting companies in this filing. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

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

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

Assessing our processes, procedures and staffing in order to maintain and improve our internal control over financial reporting is an ongoing process. For the year ended December 31, 2020, management became obligated to comply for the first time with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), which requires issuing a report that assesses the effectiveness of our internal control over financial reporting. Also, for the year ended December 31, 2021, an attestation report relating to the effectiveness of our internal control over financial reporting has been issued for the first time by our external auditor, Deloitte & Touche LLP.

Certain of our customers prepay us for a portion of the services that they expect to order from us in the future and we may be required to refund some or all of those prepayments if a customer cancels its contract with us or reduces the level of services that it expects to receive.

Certain of our customers prepay us for a portion of the services that they expect to order from us before they place purchase orders and we deliver those services. In some cases, this prepayment can be substantial and may be paid months or a year or more in advance of these customers providing samples to us and before our delivery of the services to which some or all of the deposit relates. As of December 31, 2021, we had approximately $3.8 million in customer deposits, including $3.3 million from one customer. However, as of that date, we had $287.1 million of cash and cash equivalents, and short-term investments. We are generally not required by our contracts to retain these deposits in cash or otherwise and we have generally used these deposits to make capital expenditures and fund our operations. When a customer that has prepaid us for future services cancels its contract with us, reduces the level of services that it expects to receive, or we determine that a prepayment is no longer necessary, we will repay that customer’s deposit. We may not have the cash or other available resources to satisfy that repayment obligation. Even if we are able to satisfy the repayment obligation from available resources, we may need to seek additional sources of capital to fund our operations, which funding may not be available when needed or on acceptable terms. In either of those circumstances, our business, financial condition, results of operations, and reputation would be materially and adversely affected. Furthermore, in the future, customers may elect not to prepay us for our services in which case we would have to find other sources of funding for our capital expenditures and operations, which would be costly relative to the aforementioned cost-free customer deposit funding and which may not be available when needed or on acceptable terms.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Menlo Park, California, and comprise approximately 46,000 square feet of space, pursuant to a lease that expires in 2027 (14,710 square feet of such space is under a separate lease that expires at the end of 2022). This lease includes an option to extend for an additional three years, at market rates that prevail at the time of our election to extend. Our CLIA-certified and CAP-accredited laboratory is located in this facility.

In August 2021, we announced that we will relocate our corporate headquarters from Menlo Park to a new facility in Fremont, California. We signed a 13.5-year lease that expires in 2035 for the 100,000 square foot facility. This lease includes two options to extend the term for a period of five-years per option at market rates that prevail at the time of our election to extend. The new facility is intended to allow for expansion of our CLIA-certified and CAP-accredited laboratory as well as provide additional space for our growing workforce.

We believe that our facilities are sufficient to meet our current and foreseeable future needs. We also believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

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

Holders

As of February 18, 2022, there were approximately 71 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. [Reserved]

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

Overview

Personalis’ strategy is to develop some of the world’s most advanced genetic tests for cancer. Today our tests are routinely used by many of the largest oncology-focused pharmaceutical companies for analysis of patient samples from their clinical trials. More recently, we have also begun to work with a growing number of leading cancer centers for clinical diagnostic use of our tests. We believe that adoption and publication by these key opinion leaders will develop an advanced standard of care for cancer patients and eventual broad use in a community hospital setting. We believe that our tests can meaningfully improve outcomes for cancer patients, and we estimate that the market opportunity for our tests for therapy selection and monitoring is approximately $30 billion in the U.S.

In December 2021, we launched NeXT Personal, a next-generation, tumor-informed liquid biopsy assay designed to detect and quantify MRD and recurrence in patients previously diagnosed with cancer. NeXT Personal is designed to deliver industry-leading MRD sensitivity down to the 1 part-per-million range, an approximately 10- to 100-fold improvement over other available technologies. NeXT Personal leverages whole genome sequencing of a patient’s tumor to identify up to 1,800 specially-selected somatic variants that are subsequently used to create a personalized liquid biopsy panel for each patient. We believe this enables earlier detection across a broader variety of cancers and stages, including typically challenging early stage, low mutational burden, and low-shedding cancers. NeXT Personal is also designed to simultaneously detect and quantify clinically relevant mutations in ctDNA that may be used in the future to help guide therapy, when cancer is detected. These include known targetable cancer mutations, drug resistance mutations, and new variants which can emerge and change over time, especially under therapeutic pressure. We consider this approach not just “tumor-informed”, but “comprehensively tumor-informed”. Our ultimate goal is not just to detect cancer, but to provide key information over the entire course of the patient’s disease. We believe this can be better for patients, more informative for pharmaceutical customers, and a larger business opportunity for us.

Our strategy is to work with world-class medical institutions. To that end, in the fourth quarter of 2021, we announced a collaboration with the Mayo Clinic and in the first quarter of 2022, we announced one with the Moores Cancer Center at UC San Diego Health. In these collaborations, we provide clinical diagnostic testing and research sequencing and analysis services using our tissue-based NeXT Dx test. We have begun to test clinical patient samples and are excited about the opportunity to work with these renowned cancer centers. If we achieve a favorable reimbursement decision for our NeXT Dx test from MolDx, we may also generate revenue in the future from some of these collaborations. Given the advanced nature of our NeXT Dx test, we believe it is a good fit for high-end cancer centers, which have a dual mandate for both clinical care and research. If these key opinion leaders have a positive experience using our tests, we are optimistic that this will also support broader use of our platform by other clinicians in the future.

We have the capacity to sequence and analyze approximately 200 trillion bases of DNA per week in our facility. We believe that capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases and in support of our NeXT Liquid Biopsy, NeXT Dx Test and NeXT Personal offerings. To date, we have sequenced more than 235,000 human samples, of which more than 145,000 were whole human genomes.

In parallel with the development of our platform technology, we have also pursued business within the population sequencing market, and we have provided whole genome sequencing services under contract with the VA MVP, which has enabled us to innovate, scale our operational infrastructure, and achieve greater efficiencies in our lab. The VA MVP is the largest population sequencing effort in the United States and we have delivered over 140,000 whole human genome sequence datasets to the VA MVP to date. The cumulative value of task orders received from the VA MVP since inception is approximately $186 million, $178.1 million of which we had recognized as revenue as of December 31, 2021. In September 2021, we received a task order from the VA MVP with a value of up to approximately $9.7 million, which was significantly less than in prior years. At that time, we expected the reduced order amount was to be followed by a formal RFP process and a potential new contract to be awarded sometime late in the third quarter of 2022. However, recent discussions with our contacts at the VA MVP indicate that there will be no RFP process in 2022. Accordingly, we do not expect to receive any new orders from the VA MVP this year nor to recognize any revenue from the VA MVP beyond the current order and contract. Unless we receive an additional task order and/or enter into a new services agreement with the VA MVP with a value comparable to that of our current contract and historical contracted orders, our revenue from the VA MVP is expected to decline significantly in 2022 and future periods. Given the strong growth we have already experienced in our oncology business in 2021, and the large market opportunity we see in this space, we plan to focus primarily on cancer as we go forward.

In August 2021, we announced that we will relocate our corporate headquarters from Menlo Park to a new facility in Fremont, California and we plan to beginning moving into it in the third quarter of this year. We signed a 13.5-year lease for the 100,000 square foot facility, which is approximately double the amount of space in our current Menlo Park location. The new facility is intended to allow for expansion of our laboratory for clinical testing to support biopharma customers and clinical diagnostic testing. In addition, the new space is intended to support the expansion of research and development efforts to bring leading edge products and services to the marketplace. The new facility will also provide more office space for our selling, general and administrative workforce.

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

While authorities in many areas have lifted or relaxed pandemic-related restrictions, in some cases they have subsequently re-imposed various restrictions after observing an increased rate of COVID-19 cases as the global COVID-19 pandemic continues to rapidly evolve and to present serious health risks. There is no guarantee when or if all such restrictions and recommendations will be eliminated, such that we and our customers, manufacturers and suppliers will be able to safely resume operations consistent with our pre-COVID-19 operations. The full extent of the impact of the COVID-19 pandemic on our business, operations and plans remains uncertain and will depend on future developments that cannot be predicted at this time. Such developments include the continued spread of the Omicron variant in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration of the pandemic and the resulting impact on our business and other third parties with whom we do business, and the effectiveness of actions taken globally to contain and treat the disease.

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

•

Increasing adoption of our products and solutions by existing customers. Our performance depends on our ability to retain and broaden adoption with existing customers. Because our technology is novel, some customers begin using our platform by initiating pilot studies involving a small number of samples to gain experience with our service. As a result, historically a significant portion of our revenue has come from existing customers. We believe that our ability to convert initial pilots into larger orders from existing customers has the potential to drive substantial long-term revenue. We expect there may be some variation in the number of samples they choose to test each quarter.

•

Adoption of our products and solutions by new customers. While new customers initially may not account for significant revenue, we believe that they have the potential to grow substantially over the long term as they gain confidence in our service. Our ability to engage new customers is critical to our long-term success. Our publications, posters and presentations at scientific conferences lead to engagement at the scientific level with potential customers who often make the initial decision to gain experience with our platform. Accessing these new customers through scientific engagement and marketing to gain initial buy-in is critical to our success and gives us the opportunity to demonstrate the utility of our platform.

•

Our revenue and cost are affected by the volume of samples we receive from customers from period to period. The timing and size of sample shipments received after orders have been placed is variable. Since sample shipments can be large, and are often received from a third party, the timing of arrival can be difficult to predict over the short term. Although our long-term performance is not affected, we see quarter-to-quarter volatility due to these factors. Samples arriving later than expected may not be processed in the quarter proposed and result in revenue the following quarter. Since many of our customers request defined turnaround times, we employ project managers to coordinate and manage the complex process from sample receipt to sequencing and delivery of results.

•

Investment in product innovation to support growth. Investment in research and development, including the development of new products and capabilities is critical to establish and maintain our leading position. We have invested significantly in our NeXT Platform, introducing new products and additional capabilities in the past two years, including NeXT Liquid Biopsy (exome-wide liquid biopsy platform), NeXT Dx Test (comprehensive genomic cancer profiling test enabling advanced composite biomarkers for cancer treatment), NeXT SHERPA and NeXT NEOPS (neoantigen prediction capabilities), and NeXT Personal (liquid biopsy offering for personalized tumor tracking for patients). We are currently investing in the development of future new product offerings, including NeXT CDx (diagnostic test) and NeXT Database (comprehensive tumor immune-genomics database). We are also collaborating with key opinion leaders from cancer centers, such as Mayo Clinic and UC San Diego Moores Cancer Center, to support the clinical utility of our platform. We believe this work is critical to gaining customer adoption and expect our investments in these efforts to increase.

•

Leverage our operational infrastructure. We have invested significantly, and will continue to invest, in our sample processing capabilities and commercial infrastructure. With our current operating model and infrastructure, we can increase our production and commercialize new generations of our platform, but as our volumes continue to increase we will ultimately need to invest in additional production capabilities. We expect to grow our revenue and spread our costs over a larger volume of services. In addition, we may invest significant amounts in infrastructure to support new products resulting from our research and development activities.

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

Our revenue is primarily generated through contracts with companies in the pharmaceutical industry, healthcare organizations, and government entities. Our ability to increase revenue will depend on our ability to further penetrate this market. To do this, we are developing a growing set of state-of-the-art products, advancing our operational infrastructure, expanding our international presence, building our regulatory credentials, and expanding our targeted marketing efforts. We sell through a small direct sales force.

Since 2018, we derived a substantial portion of our revenue from sales of our DNA sequencing and data analysis services to the VA MVP. However, we do not anticipate deriving such substantial portions of our revenue from the VA MVP in future periods. Our contract with the VA MVP does not include specific testing turnaround times. Therefore, we have the ability to modulate the volume of samples processed for the VA MVP up or down to complement sample volumes from all other customers, which can vary from period to period.

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

Research and Development Expenses

Research and development expenses consist of costs incurred for the research and development of our products. These expenses consist primarily of personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits), laboratory supplies and consumables, costs of processing samples for research purposes, depreciation and maintenance on equipment, and allocated facilities and IT costs. We include in research and development expenses the costs to further develop software we use to operate our laboratory, analyze the data it generates, and automate our operations. These expenses also include costs associated with our collaborations, which we expect to increase over time.

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

Interest Income and Interest Expense

Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. Interest income increased significantly beginning in the second half of 2019 as a result of us investing proceeds from the initial public offering of our common stock in June 2019 (our “IPO”). Since the first quarter of 2020, our interest income has been adversely impacted by declines in yields on debt securities. Interest expense in 2021 is the recognition of imputed interest on noninterest bearing loans. Interest expense in 2019 and prior years consisted of cash and non-cash interest costs related to previously outstanding loans.

Loss on Debt Extinguishment

We incurred a loss on debt extinguishment in 2018 resulting from changes in the maturity dates of convertible notes issued in 2017. We also incurred a loss on debt extinguishment in 2019 upon the payoff of the Growth Capital Loan. See Note 6 to our consolidated financial statements included elsewhere in this annual report.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency exchange gains and losses, and realized gains or losses associated with sales of marketable securities. In 2019, other income (expense), net also consisted of changes in fair value of a convertible preferred stock warrant liability. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

Trend Financial Information

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data”. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2021	2020	2019	2018	2017
Consolidated Statements of Operations:	(in thousands, except share and per share data)
Revenue	$85,494	$78,648	$65,207	$37,774	$9,393
Costs and expenses
Cost of revenue	53,837	58,534	43,127	25,969	11,736
Research and development	49,312	28,568	22,418	14,304	9,919
Selling, general and administrative	47,698	33,692	22,080	11,271	9,901
Total costs and expenses	150,847	120,794	87,625	51,544	31,556
Loss from operations	(65,353)	(42,146)	(22,418)	(13,770)	(22,163)
Interest income	367	949	1,620	293	100
Interest expense	(184)	(2)	(1,133)	(1,894)	(1,303)
Loss on debt extinguishment	—	—	(1,704)	(4,658)	—
Other income (expense), net	(42)	(24)	(1,440)	150	(227)
Loss before income taxes	(65,212)	(41,223)	(25,075)	(19,879)	(23,593)
Provision for income taxes	14	57	9	7	5
Net loss	$(65,226)	$(41,280)	$(25,084)	$(19,886)	$(23,598)
Net loss per share, basic and diluted	$(1.49)	$(1.20)	$(1.39)	$(6.49)	$(7.78)
Weighted-average shares outstanding, basic and diluted	43,886,730	34,374,903	18,011,470	3,063,157	3,031,636

	December 31,
	2021	2020	2019	2018	2017
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents, and short-term investments	$287,064	$203,290	$128,289	$19,744	$22,617
Working capital	286,918	180,083	89,616	(28,291)	(22,262)
Total assets	396,528	244,842	157,291	41,670	33,563
Total debt	3,494	—	—	4,996	17,506
Long-term obligations	54,914	9,261	639	804	1,183
Total liabilities	86,227	49,897	50,601	58,654	50,171
Redeemable convertible preferred stock	—	—	—	89,404	75,995
Total stockholders' equity (deficit)	310,301	194,945	106,690	(106,388)	(92,603)

Results of Operations

This section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Revenue

The following table shows revenue by customer type (in thousands):

	Years Ended December 31,			Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
VA MVP	$45,671	$56,154	$43,545	-19%	29%
All other customers	39,823	22,494	21,662	77%	4%
Total revenue	$85,494	$78,648	$65,207	9%	21%

The following table shows concentration of revenue by customer:

	Year Ended December 31,
	2021	2020	2019
VA MVP	53%	71%	67%
Natera, Inc.	10%	*	*
Pfizer Inc.	*	*	13%
* Less than 10% of revenue

VA MVP

The decrease of $10.5 million in revenue from the VA MVP in 2021 was primarily due to a decrease in the volume of samples we tested in the period. As of December 31, 2021, we had a remaining backlog of $7.6 million under our current contract with the VA MVP, including the task order received in September 2021. We expect to convert such amount into revenue during the first three quarters of 2022.

The recognition of significant revenue from the VA MVP in future periods after the completion of our current backlog is contingent on receipt of a new contract. The VA MVP may not award us a new contract. Further, the value of any such potential new contract may be lower than our current contract and historical contracted orders from the VA MVP, and/or the scope or nature of the services required under any such new contract may change such that we are unable to serve the VA MVP in the future. The task order received in September 2021 had a value of up to approximately $9.7 million, which represents a substantial decline compared to historical contracted orders. At that time, we expected the reduced order amount was to be followed by a formal RFP process and a potential new contract to be awarded sometime late in the third quarter of 2022. However, recent discussions with our contacts at the VA MVP indicate that there will not be an RFP process in 2022. Accordingly, we are not planning on receiving any new orders from the VA MVP this year or expecting to recognize any revenue beyond the current order and contract. Unless we receive an additional task order and/or enter into a new services agreement with the VA MVP with a value comparable to that of our current contract and historical contracted orders, our revenue from the VA MVP will decline significantly in 2022 and future periods.

All other customers

The increase of $17.3 million in revenue from all other customers in 2021 was driven primarily by strong demand from large pharmaceutical customers for our NeXT Platform products, which resulted in an increase in the volume of samples we tested during 2021. Revenue from Natera contributed $8.6 million of the increase due to increased sample receipts under our agreement to provide advanced tumor analysis for use in Natera’s MRD testing offerings. Revenue derived from our NeXT Platform products, which includes revenue from Natera, was $27.9 million in 2021, compared to $8.2 million in 2020, an increase of $19.7 million.

Based on the relatively large dollar value of orders received from all other customers throughout fiscal 2021, we anticipate that revenue from all other customers will make up the majority of our total revenue in fiscal year 2022.

Costs and Expenses

	Year Ended December 31,			Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in thousands)
Cost of revenue	$53,837	$58,534	$43,127	-8%	36%
Research and development	49,312	28,568	22,418	73%	27%
Selling, general and administrative	47,698	33,692	22,080	42%	53%
Total costs and expenses	$150,847	$120,794	$87,625	25%	38%

Cost of revenue

The decrease in cost of revenue in 2021, despite a revenue increase in the same period, was primarily due to favorable customer mix and efficiencies within our laboratory operations. Raw materials costs were lower, relative to revenue, for non-VA MVP customer orders, resulting in favorable customer mix in 2021. We also observed more efficient sample processing overall in 2021, including less labor and overhead required per sample processed, which was favorable for both VA MVP and non-VA MVP orders.

The cost components related to the $4.7 million decrease in cost of revenue in 2021 were a $3.2 million decrease in raw materials costs due to favorable customer mix, a $3.1 million decrease in indirect costs due to a higher utilization of our laboratory for research and development activities, and a $0.3 million decrease in the cost of laboratory supplies and consumables, partially offset by a $1.1 million increase in labor costs as a result of increased headcount, and a $0.8 million increase in depreciation and maintenance on lab equipment.

Research and development

The $20.7 million increase in research and development in 2021 was primarily due to development of new products and lab automation efforts and consisted of a $12.1 million increase in personnel-related costs primarily related to increased headcount, a $5.1 million increase in sample processing costs incurred in our laboratory for new product development, a $2.0 million increase in IT and fixed facilities costs, a $1.0 million increase in depreciation and maintenance on research and development equipment, and a $0.5 million increase in consulting fees.

Selling, general and administrative

The $14.0 million increase in selling, general and administrative in 2021 was primarily due to a $8.6 million increase in personnel-related costs related to increased headcount, a $2.6 million increase in professional services (including corporate insurance, audit fees, and legal expenses), a $1.6 million increase in rent expense primarily related to our new Fremont facility, and a $1.2 million charge in connection with the modification of stock options held by two non-employee board members.

Interest Income, Interest Expense and Other Expense, Net

	Year Ended December 31,			Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in thousands)
Interest income	$367	$949	$1,620	-61%	-41%
Interest expense	(184)	(2)	(1,133)	NM	-100%
Loss on debt extinguishment	—	—	(1,704)	—	-100%
Other expense, net	(42)	(24)	(1,440)	75%	-98%
Total	$141	$923	$(2,657)

Interest income and interest expense

The decrease in interest income in 2021 was driven by declines in yields on debt securities, partially offset by higher average cash and investment balances subsequent to our follow-on equity offerings in August 2020 and January 2021. Interest expense in 2021 is the recognition of imputed interest on noninterest bearing loans.

Other expense, net

Other expense, net in 2021 and 2020 consisted of foreign currency transaction gains and losses and remeasurements.

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of and for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	December 31,
	2021	2020	2019
Cash and cash equivalents, and short-term investments	$287,064	$203,290	$128,289
Property and equipment, net	19,650	11,834	14,106
Contract liabilities	3,982	21,034	35,977
Working capital	286,918	180,083	89,616

	Year Ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(70,828)	$(42,653)	$(18,069)
Net cash used in investing activities	(60,069)	(65,143)	(81,579)
Net cash provided by financing activities	169,700	121,268	134,948

From our inception through December 31, 2021, we have funded our operations primarily from $279.0 million in net proceeds from our follow-on equity offerings in August 2020 and January 2021, $144.0 million in net proceeds from our IPO in June 2019, and $89.6 million from issuance of redeemable convertible preferred stock, as well as cash from operations and debt financing. As of December 31, 2021, we had cash and cash equivalents in the amount of $105.6 million and short-term investments in the amount of $181.5 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments, together with cash provided by operating activities, are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If our available cash balances, net proceeds from the offerings and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our services or other risks described in this Annual Report on Form 10-K, such as the COVID-19 pandemic, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. We filed a prospectus supplement in January 2022 pursuant to which we could offer and sell additional shares of our common stock up to an aggregate amount of $100.0 million through an at-the-market offering program. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

As of December 31, 2021, cash and cash equivalents held by foreign subsidiaries was $2.1 million. Our intent is to indefinitely reinvest funds held outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is not significant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past.

During 2021, cash used in operating activities of $70.8 million was a result of $65.2 million of net loss and a net negative change in operating assets and liabilities of $31.1 million (of which $17.1 million was related to reductions in outstanding customer prepayments as we fulfilled the related revenue contracts and $12.1 million due to an increase in accounts receivable), partially offset by non-cash adjustments to net income of $25.5 million (the most significant non-cash expenses were $14.4 million of stock-based compensation and $6.0 million of depreciation and amortization).

During 2020, cash used in operating activities of $42.7 million was a result of $41.3 million of net loss and a net negative change in operating assets and liabilities of $17.2 million (of which $14.9 million was related to reductions in outstanding customer prepayments as we fulfilled the related revenue contracts), partially offset by non-cash negative adjustments to net income of $15.8 million (the most significant non-cash expenses were $8.2 million of stock-based compensation and $5.8 million of depreciation and amortization).

During 2021, cash used in investing activities was $60.1 million due to net purchases of short-term investments of $49.0 million and $11.1 million in payments for property and equipment. Cash provided by financing activities of $169.7 million during the same period consisted of $162.3 million net proceeds from our January 2021 follow-on offering, $5.2 million proceeds from loans, and $4.4 million proceeds from stock option exercises and purchases under our Employee Stock Purchase Plan (“ESPP”), partially offset by $1.9 million repayments of loans and $0.3 million of offering costs.

During 2020, cash used in investing activities was $65.1 million due to net purchases of short-term investments of $61.9 million and $3.2 million in payments for property and equipment. Cash provided by financing activities of $121.3 million during the same period consisted of $117.5 million net proceeds from our August 2020 follow-on offering, $4.2 million proceeds from stock option exercises and purchases under our ESPP, partially offset by $0.4 million of offering costs.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of capital expenditures, variable costs of revenue, operating expenditures, property leases, and other. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $287.1 million as of December 31, 2021, as well as anticipated cash receipts from customers.

Capital expenditures. We expect to increase capital expenditures in future periods to support our global growth initiatives. Such expenditures are expected to consist primarily of facility renovations and improvements, laboratory equipment, and computer equipment. We currently expect capital expenditures to be between $55 and $65 million in 2022 and between $10 and $15 million in each of the next two fiscal years. In connection with our new headquarters and laboratory facility in Fremont, California, we expect to spend between $45 and $50 million (net of expected landlord reimbursements) in combined leasehold improvements, renovations, administrative, and other costs through the end of 2022. This is the reason for greater expected capital expenditures in 2022 as compared to the following two years.

Variable costs of revenue. From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of raw materials, laboratory supplies and consumables to be used in the sequencing of customer samples. However, we generally do not have binding and enforceable purchase orders beyond the short term, and the timing and magnitude of purchase orders beyond such period is difficult to accurately project. Another primary use of cash within variable costs of revenue relates to paying our workforce. We currently expect spend to decrease in 2022 but increase in years thereafter to support revenue growth.

Operating expenditures. Our primary use of cash relates to paying employees, spend on professional services, spend related to research and development projects, and other costs related to our research and development, selling, general and administrative functions. We currently expect to increase our spend in these areas to support our business growth in 2022. On a long-term basis, we manage future cash requirements relative to our long-term business plans.

Property leases. Our noncancelable operating lease payments were $84.6 million as of December 31, 2021. The timing of these future payments, by year, can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 7, “Leases.”

Other. During the second quarter of 2021, we entered into two noninterest bearing loans to finance the purchase of $5.6 million of computer hardware, internal use software licenses, and related ongoing support. We made payments of $1.86 million in 2021. We are required to make payments of $1.86 million in each of 2022 and 2023. Further discussion of this transaction can be found in Part II, Item 1 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 6, “Loans.”

Certain of our customers prepay us for a portion of the services that they expect to order from us before they place purchase orders and we deliver those services. In some cases, this prepayment can be substantial and may be paid months or a year or more in advance of these customers providing samples to us and before our delivery of the services to which some or all of the deposit relates. As of December 31, 2021, we had approximately $3.8 million in customer deposits, including $3.3 million from one customer. We are generally not required by our contracts to retain these deposits in cash or otherwise and we have generally used these deposits to make capital expenditures and fund our operations. When a customer that has prepaid us for future services cancels its contract with us, reduces the level of services that it expects to receive, or we determine that a prepayment is no longer necessary, we will repay that customer’s deposit. We do not expect such repayments to require material amounts of cash.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, and leases have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

We generate our revenue from selling sequencing and data analysis services. We agree to provide services to our customers through a contract, which may be in the form of a combination of a signed agreement, statement of work and/or a purchase order.

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

Fees for our sequencing and data analysis services are predominantly based on a fixed price per sample. The fixed prices identified in the arrangements only change if a pricing amendment is agreed with a customer. In limited cases we provide our customers a discount if samples received above a certain volume are purchased. In such cases, the discount applies prospectively. We have analyzed such discounts if they represent a material right provided to a customer. We have concluded that such discounts generally do not represent a material right provided to a customer since they are not deemed to be incremental to the pricing offered to the customer or are not enforceable options to acquire additional goods. As a result, these discounts do not constitute a material right and do not meet the definition of a separate performance obligation, except in limited instances. We do not offer retrospective discounts or rebates. Accordingly, all of the transaction price, net of any discounts, is allocated to one performance obligation. Therefore, upon delivery of the services, there are no remaining performance obligations.

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

We recognize revenue when control of the promised services is transferred to our customers. Management has determined that customers obtain control when the sequencing and data analysis service results are delivered to customers. Revenue is recorded net of sales or other transaction taxes collected from clients and remitted to taxing authorities.

A customer contract liability will arise when we have received payments from its customers in advance, but has not yet provided genome and exome sequencing and data analysis services to a customer and satisfied its performance obligations. We record a customer contract liability for performance obligations outstanding related to payments received in advance for customer deposits. We expect to satisfy these remaining performance obligations and recognize the related revenue upon providing sequencing and data analysis services.

All of our revenue and trade receivables are generated from contracts with customers and substantially all of our revenue is derived from U.S. domestic operations.

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

Stock-Based Compensation

For options granted to employees, non-employees, and directors, stock-based compensation is measured at grant date based on the fair value of the award. We determine the grant-date fair value of options using the Black-Scholes option-pricing model, except for certain performance-based awards for which an alternative valuation method may be used. We determine the fair value of restricted stock unit awards using the closing market price of the Company’s common stock on the date of grant. The grant-date fair value of awards is amortized over the employees’ requisite service period on a straight-line basis, or the non-employees’ vesting period as the goods are received or services rendered. Forfeitures are accounted for as they occur. Additionally, our ESPP is deemed to be a compensatory plan and therefore is included in stock-based compensation expense.

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

•

Expected Volatility—For all stock options granted to date, expected volatility was estimated based on an average historical stock price volatility of a peer group of publicly traded companies as we did not have sufficient trading history for our own common stock. For purposes of identifying these peer companies, we considered the industry, stage of development, size, and financial leverage of potential comparable companies.

•

Expected Dividend Yield—The Black-Scholes option-pricing valuation model calls for a single expected dividend yield as an input. We currently have no history or expectation of paying cash dividends on our common stock.

•	Risk-Free Interest Rate—The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the award.

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

JOBS Act Accounting Election

Prior to December 31, 2021, we were a smaller reporting company and eligible to take advantage of the same reduced disclosures that an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), could avail itself to. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We had irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and therefore, are subject to the same new or revised accounting standards as other public companies that are not smaller reporting companies or emerging growth companies.

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

Item 8. Financial Statements and Supplementary Data.

PERSONALIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$105,585	$68,525
Short-term investments	181,479	134,765
Accounts receivable, net	18,468	6,349
Inventory and other deferred costs	5,610	5,639
Prepaid expenses and other current assets	7,089	5,441
Total current assets	318,231	220,719
Property and equipment, net	19,650	11,834
Operating lease right-of-use assets	53,822	10,271
Other long-term assets	4,825	2,018
Total assets	$396,528	$244,842
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,221	$8,301
Accrued and other current liabilities	18,110	11,301
Contract liabilities	3,982	21,034
Total current liabilities	31,313	40,636
Long-term operating lease liabilities	52,797	8,541
Other long-term liabilities	2,117	720
Total liabilities	86,227	49,897
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 44,904,512 and 39,105,548 shares issued and outstanding at December 31, 2021 and 2020, respectively	4	4
Additional paid-in capital	557,558	376,788
Accumulated other comprehensive income (loss)	(166)	22
Accumulated deficit	(247,095)	(181,869)
Total stockholders’ equity	310,301	194,945
Total liabilities and stockholders’ equity	$396,528	$244,842

See accompanying notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$85,494	$78,648	$65,207
Costs and expenses
Cost of revenue	53,837	58,534	43,127
Research and development	49,312	28,568	22,418
Selling, general and administrative	47,698	33,692	22,080
Total costs and expenses	150,847	120,794	87,625
Loss from operations	(65,353)	(42,146)	(22,418)
Interest income	367	949	1,620
Interest expense	(184)	(2)	(1,133)
Loss on debt extinguishment	—	—	(1,704)
Other expense, net	(42)	(24)	(1,440)
Loss before income taxes	(65,212)	(41,223)	(25,075)
Provision for income taxes	14	57	9
Net loss	$(65,226)	$(41,280)	$(25,084)
Net loss per share, basic and diluted	$(1.49)	$(1.20)	$(1.39)
Weighted-average shares outstanding, basic and diluted	43,886,730	34,374,903	18,011,470

See accompanying notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(65,226)	$(41,280)	$(25,084)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	49	12	3
Change in unrealized gain (loss) on available-for-sale debt securities	(237)	16	6
Comprehensive loss	$(65,414)	$(41,252)	$(25,075)

See accompanying notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Redeemable					Accumulated		Total
	Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance—December 31, 2018	18,474,742	$89,404	3,085,307	$1	$9,131	$(15)	$(115,505)	$(106,388)
Issuance of common stock warrants	—	—	—	—	572	—	—	572
Elimination of fractional shares upon reverse stock split (see Note 8)	(39)	—	(34)	(1)	1	—	—	—
Exercise of common stock warrants	—	—	207,712	—	8	—	—	8
Conversion of Series A, B and C redeemable convertible preferred stock to common stock	(18,474,703)	(89,404)	18,474,703	2	89,402	—	—	89,404
Conversion of redeemable convertible preferred stock warrants to common stock warrants	—	—	—	—	2,086	—	—	2,086
Proceeds from initial public offering, net of offering costs	—	—	9,109,725	1	139,827	—	—	139,828
Proceeds from exercise of stock options	—	—	287,932	—	713	—	—	713
Proceeds from ESPP purchases	—	—	77,684	—	684	—	—	684
Stock-based compensation	—	—	—	—	4,858	—	—	4,858
Foreign currency translation adjustment	—	—	—	—	—	3	—	3
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(25,084)	(25,084)
Balance—December 31, 2019	—	—	31,243,029	3	247,282	(6)	(140,589)	106,690
Proceeds from follow-on offering, net of offering costs	—	—	6,578,947	1	117,064	—	—	117,065
Exercise of common stock warrants	—	—	79,772	—	—	—	—	—
Proceeds from exercise of stock options	—	—	908,691	—	2,789	—	—	2,789
Proceeds from ESPP purchases	—	—	164,164	—	1,415	—	—	1,415
Restricted stock units vested	—	—	130,945	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,238	—	—	8,238
Foreign currency translation adjustment	—	—	—	—	—	12	—	12
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(41,280)	(41,280)
Balance—December 31, 2020	—	—	39,105,548	4	376,788	22	(181,869)	194,945
Proceeds from follow-on offering, net of offering costs	—	—	4,542,500	—	161,916	—	—	161,916
Proceeds from exercise of stock options	—	—	862,056	—	2,096	—	—	2,096
Proceeds from ESPP purchases	—	—	128,289	—	2,380	—	—	2,380
Restricted stock units vested	—	—	266,119	—	—	—	—	—
Stock-based compensation	—	—	—	—	14,378	—	—	14,378
Foreign currency translation adjustment	—	—	—	—	—	49	—	49
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(237)	—	(237)
Net loss	—	—	—	—	—	—	(65,226)	(65,226)
Balance—December 31, 2021	—	$—	44,904,512	$4	$557,558	$(166)	$(247,095)	$310,301

See accompanying notes to consolidated financial statements

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(65,226)	$(41,280)	$(25,084)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	14,378	8,238	4,858
Depreciation and amortization	6,014	5,758	4,748
Noncash operating lease cost	2,950	1,409	982
Amortization of premium (discount) on short-term investments	2,031	391	(39)
Loss on debt extinguishment	—	—	1,704
Change in fair value of convertible preferred stock warrant liability	—	—	1,403
Other	169	60	622
Changes in operating assets and liabilities
Accounts receivable	(12,118)	(3,049)	1,069
Inventory and other deferred costs	29	(1,076)	(1,174)
Prepaid expenses and other assets	(2,658)	(2,312)	(2,559)
Accounts payable	(1,457)	751	1,398
Accrued and other current liabilities	3,365	3,529	1,971
Contract liabilities	(17,052)	(14,942)	(6,920)
Operating lease liabilities	(962)	(850)	(1,048)
Other long-term liabilities	(291)	720	—
Net cash used in operating activities	(70,828)	(42,653)	(18,069)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(267,128)	(161,775)	(78,897)
Proceeds from maturities of available-for-sale debt securities	213,083	99,878	5,700
Proceeds from sales of available-for-sale debt securities	5,059	—	—
Purchases of property and equipment	(11,083)	(3,246)	(8,382)
Net cash used in investing activities	(60,069)	(65,143)	(81,579)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	162,258	117,500	144,025
Payments of costs related to public offerings	(342)	(435)	(4,197)
Proceeds from loans	5,167	—	20,000
Repayments of loans	(1,857)	—	(25,000)
Payments of loan costs	—	—	(490)
Debt extinguishment costs	—	—	(794)
Proceeds from exercise of equity awards	4,474	4,203	1,396
Other	—	—	8
Net cash provided by financing activities	169,700	121,268	134,948
Effect of exchange rates on cash, cash equivalents and restricted cash	47	7	2
Net change in cash, cash equivalents and restricted cash	38,850	13,479	35,302
Cash and cash equivalents, beginning of period	68,525	55,046	19,744
Cash, cash equivalents and restricted cash, end of period	$107,375	$68,525	$55,046

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$105,585	$68,525	$55,046
Restricted cash, included in other long-term assets	1,790	—	—
Total cash, cash equivalents and restricted cash	$107,375	$68,525	$55,046

Supplemental cash flow information:
Cash paid for interest	$—	$—	$1,257
Cash paid for income taxes, net of refunds	39	35	6
Acquisition of property and equipment included in accounts payable and accrued liabilities	3,006	282	41

See accompanying notes to consolidated financial statements.

PERSONALIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company and Nature of Business

Personalis, Inc. (the “Company”) was incorporated in Delaware on February 21, 2011 and began operations in September 2011. The Company formed a wholly owned subsidiary, Personalis (UK) Ltd., in August 2013 and a wholly owned subsidiary, Shanghai Personalis Biotechnology Co., Ltd., which is referred to as “Personalis (Shanghai) Ltd” herein, in October 2020. The Company is a provider of advanced genetic tests for cancer. The Company also provides sequencing and data analysis services to support population sequencing initiatives, which accounts for the majority of its revenue. The Company’s genetic tests for cancer are sold primarily to pharmaceutical companies, biopharmaceutical companies, universities, non-profits, and government entities, while services for population sequencing initiatives are sold primarily to government entities. The principal markets for the Company’s services are in the United States and Europe. In June 2020, the Company began partnering with a clinical genomics and life sciences company headquartered in China to expand business operations into China. The Company operates and manages its business as one reportable operating segment, which is the sale of sequencing and data analysis services.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The estimates include, but are not limited to, useful lives assigned to long-lived assets, discount rates for lease accounting, the valuation of stock options, the valuation of stock-based awards, and provisions for income taxes and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

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

Follow-On and At-the-Market Equity Offerings

On August 14, 2020, the Company completed a follow-on equity offering in which it issued and sold 6,578,947 shares of its common stock at a public offering price of $19.00 per share. The Company received net proceeds of $117.5 million after deducting underwriting discounts, commissions. The Company also incurred $0.4 million of offering costs, including legal, accounting, printing and other offering-related costs.

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

On December 30, 2021, the Company entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”) under which it may offer and sell its common stock having aggregate sales proceeds of up to $100.0 million from time to time through BTIG as its sales agent. BTIG will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay BTIG a commission of up to 3% of the gross sales proceeds of any common stock sold through BTIC under the Sales Agreement. The Company is not obligated to make any sales of common stock under the Sales Agreement. No shares of the Company’s common stock have been offered or sold under the Sales Agreement.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company maintains an allowance for doubtful accounts, which was $0.1 million as of December 31, 2021 and 2020. The Company had no bad debt expense in 2021 and 2020. During the year ended December 31, 2019, bad debt expense was $0.1 million and included in selling, general and administrative expenses.

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue			Accounts Receivable
	Year Ended December 31,			December 31,
	2021	2020	2019	2021	2020
VA MVP	53%	71%	67%	*	*
Natera, Inc.	10%	*	*	39%	*
Pfizer Inc.	*	*	13%	*	*
AbbVie Inc.	*	*	*	18%	*
Merck & Co., Inc.	*	*	*	15%	59%
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

Research and Development Expenses

The Company charges research and development costs to expenses as incurred, including lab and automation development costs. The expenses primarily consist of personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits), laboratory supplies and consumables, costs of processing samples for research purposes, depreciation and maintenance on equipment, and allocated facilities and IT costs.

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

The Company considers undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon.

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

Leases

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. As of December 31, 2021, the Company had no finance leases.

Certain lease contracts include obligations to pay for other services, such as maintenance. The Company elected to account for these other services as a component of the lease (i.e., the Company elected the practical expedient not to separate lease and non-lease components).

Lease liabilities are recognized at the present value of the fixed lease payments using a discount rate based on the Company’s current borrowing rate at the lease commencement date, adjusted for various factors including level of collateralization and term (the “incremental borrowing rate”), unless the rate implicit in the lease is readily determinable. The current portion of lease liabilities is included in “Accrued and other current liabilities.” Lease assets are recognized based on the initial present value of the fixed lease payments plus any direct costs from executing the leases or lease prepayments reclassified from “Other long-term assets” upon lease commencement. Lease assets are presented as “Operating lease right-of-use assets” as a long-term asset. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

The Company has made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from leases with a term of 12 months or less. Lease payments are recognized as an expense on a straight-line basis over the lease term. The Company has also elected to include expenses related to leases with a term of one month or less in the short-term lease cost disclosure.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifies and amends the existing guidance. The new standard is effective January 1, 2021 and the Company has adopted it effective December 31, 2020. The new standard did not have a material impact on the Company’s consolidated financial statements.

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

JOBS Act Accounting Election

Prior to December 31, 2021, the Company was an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company had irrevocably elected not to avail itself of this exemption from new or revised accounting standards, and therefore, the Company was subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Note 3. Revenue

The following table presents the Company’s revenue disaggregated by customer type (in thousands):

	Year Ended December 31,
	2021	2020	2019
VA MVP	$45,671	$56,154	$43,545
All other customers	39,823	22,494	21,662
Total	$85,494	$78,648	$65,207

Revenue from countries outside of the United States, based on the billing addresses of customers, represented 8%, 5%, and 4% of the Company’s revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

Contract Assets and Liabilities

Contract assets as of December 31, 2021 and 2020 were immaterial.

The Company's contract liabilities consist of consideration received from customers in excess of revenue recognized and are presented as current liabilities in the consolidated balance sheets.

The balance of contract liabilities was $4.0 million and $21.0 million as of December 31, 2021 and 2020, respectively. Revenue recognized in 2021, 2020, and 2019 that were included in the contract liability balance at the beginning of each reporting period were $19.1 million, $33.8 million, and $35.4 million, respectively.

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which include VA MVP contract liabilities and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $7.6 million as of December 31, 2021, which the Company expects to recognize as revenue within the next three quarters. The Company has elected the optional exemption that allows for the exclusion of contracts with an original expected duration of one year or less.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$4,081	$2,675
Other deferred costs	1,529	2,964
Total inventory and other deferred costs	$5,610	$5,639

Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Machinery and equipment	$15,877	$13,854
Computer equipment	13,286	10,467
Construction in progress	5,393	322
Computer software costs	2,213	278
Leasehold improvements	1,357	987
Furniture and fixtures	517	440
Total	38,643	26,348
Less: accumulated depreciation and amortization	(18,993)	(14,514)
Property and equipment, net	$19,650	$11,834

Depreciation and amortization expense for the years ended December 31, 2021, 2020, and 2019 was $6.0 million, $5.8 million, and $4.7 million, respectively.

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation	$10,673	$8,041
Operating lease liabilities	3,728	2,445
Loans—current portion (Note 6)	1,806	—
Accrued liabilities	883	313
Employee ESPP contributions	517	407
Customer deposits	382	—
Accrued taxes	121	95
Total accrued and other current liabilities	$18,110	$11,301

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used in such measurements as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$6,094	$—	$—	$6,094
Money market funds	49,488	—	—	49,488	Level 1
Commercial paper	50,005	—	(2)	50,003	Level 2
Total cash and cash equivalents	105,587	—	(2)	105,585
Short-term investments:
Commercial paper	18,068	—	(2)	18,066	Level 2
U.S. government securities	50,040	—	(15)	50,025	Level 2
Corporate debt securities	18,059	—	(7)	18,052	Level 2
U.S. agency securities	19,738	—	(35)	19,703	Level 2
Asset-backed securities	75,787	—	(154)	75,633	Level 2
Total short-term investments	181,692	—	(213)	181,479
Total assets measured at fair value	$287,279	$—	$(215)	$287,064

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$4,767	$—	$—	$4,767
Money market funds	22,614	—	—	22,614	Level 1
Commercial paper	41,145	—	(1)	41,144	Level 2
Total cash and cash equivalents	68,526	—	(1)	68,525
Short-term investments:
Commercial paper	25,470	—	—	25,470	Level 2
U.S. government securities	18,260	1	—	18,261	Level 2
Corporate debt securities	29,576	—	(8)	29,568	Level 2
U.S. agency securities	61,436	31	(1)	61,466	Level 2
Total short-term investments	134,742	32	(9)	134,765
Total assets measured at fair value	$203,268	$32	$(10)	$203,290

Realized gains or losses on marketable debt securities are immaterial for the periods presented. No security has been in an unrealized loss position for 12 months or greater. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. As of December 31, 2021, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired.

The Company’s marketable debt securities at December 31, 2021 have maturities due in one year or less, except for debt securities with an aggregate cost basis of $40.5 million and fair value of $40.3 million that have maturities ranging from 13 months to 21 months.

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

Period Ended
June 24, 2019
Expected term (in years)	5.01 - 5.26
Volatility	57.20% - 57.24%
Risk-free interest rate	1.75%
Dividend yield	–%

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Warrant Liability
Balance — December 31, 2018	$683
Change in fair value	1,403
Reclassification of warrant liability to additional paid-in capital on conversion	(2,086)
Balance — December 31, 2019	$—

Note 6. Loans

Revolving Loan

In June 2017, the Company entered into a $10.0 million revolving loan and security agreement (the “Revolving Loan”) with TriplePoint Capital LLC (“TriplePoint”). The Company borrowed $5.0 million under the Revolving Loan. Borrowings under the Revolving Loan bore an interest rate of prime, plus 6.75%. The Revolving Loan also had a 5.5% end of term loan payment on the highest outstanding principal amount. The Revolving Loan required monthly interest-only payments until the maturity date. The Revolving Loan’s original maturity date was December 31, 2018, and in December 2018 the maturity date was further extended until March 22, 2019. Upon determining that the change in cash flows between the previous and revised credit facility was not greater than 10%, the Company accounted for the transaction as a debt modification.

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

The Revolving Loan had an effective interest rate of 19.22% per year. Interest expense for the year ended December 31, 2019 was $0.2 million. On March 22, 2019, this Revolving Loan was repaid in full.

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

Equipment and Software Loans

In April 2021, the Company entered into a payment agreement with a financing entity to finance the purchase of $2.4 million of certain internal use software licenses and related software maintenance from a vendor. The financing entity and vendor are not related. The Company is obligated to repay the financed amount in three equal payments of $0.8 million in May 2021, May 2022, and May 2023. The payment agreement is noninterest bearing and the Company concluded that such interest rate (zero) did not represent fair and adequate compensation to the financing entity for the use of the related funds. Accordingly, the Company approximated the rate at which it could obtain financing of a similar nature from other sources at the date of the transaction. The resulting imputed interest rate was 7% and was used to establish the present value of the payment agreement. The discount is recognized as interest expense in the consolidated statements of operations over the life of the payment agreement.

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

The total initial present value of the payment agreements was $5.2 million and presented as proceeds from loans in the consolidated statements of cash flows. Such proceeds were used to purchase equipment, software, and related maintenance and are reflected as cash outflows in the investing and operating activities sections in the consolidated statements of cash flows. Repayments are presented as financing cash outflows in the consolidated statements of cash flows. Interest expense for the year ended December 31, 2021 was $0.2 million. Amounts outstanding under the payment agreements are as follows (in thousands):

	December 31,
	2021	2020
Principal	$3,714	$—
Less: unamortized discount	(220)	—
Total carrying amount	3,494	—
Less: current portion (included in accrued and other current liabilities)	(1,806)	—
Long-term portion (included in other long-term liabilities)	$1,688	$—

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

The Company also has a noncancelable operating lease for approximately 5,100 square feet of space in Shanghai, China used for its China operations, which expires on June 30, 2024, as well as various other short-term leases.

Components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Lease cost
Operating lease cost	$5,009	$2,295	$1,120
Short-term lease cost	364	227	64
Variable lease cost	1,152	748	794
Total lease cost	$6,525	$3,270	$1,978

As of December 31, 2021, the Company’s operating leases had a weighted-average remaining lease term of 12.2 years and a weighted-average discount rate of 6.6%. The Company’s discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s lease cannot be readily determined. Future lease payments under operating leases as of December 31, 2021 were as follows (in thousands):

Amount
2022	$3,879
2023	6,196
2024	6,803
2025	7,001
2026	7,217
2027 and thereafter	53,526
Total future minimum lease payments	84,622
Less: imputed interest	(28,097)
Present value of future minimum lease payments	56,525
Less: current portion of operating lease liability	(3,728)
Long-term operating lease liabilities	$52,797

Cash paid for operating lease liabilities, included in cash flows from operating activities in the consolidated statements of cash flows, for the years ended December 31, 2021, 2020 and 2019, was $3.3 million, $1.7 million and $1.2 million, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities, during 2021, 2020 and 2019, were $46.5 million, $9.8 million and $2.8 million, respectively.

Note 8. Redeemable Convertible Preferred Stock

Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock, and Series C redeemable convertible preferred stock (collectively the “Redeemable Convertible Preferred Stock”) previously outstanding consisted of the following as of December 31, 2018 and as of immediately prior to the automatic conversion of the Redeemable Convertible Preferred Stock into common stock:

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

Shares of common stock available for issuance under the Company’s equity incentive plans at December 31, 2021 and December 31, 2020 were as follows:

	December 31,
	2021	2020
Reserved for issuance upon exercise of options outstanding under the 2011 Plan	2,573,020	3,389,711
Reserved for issuance upon exercise or settlement of awards outstanding under the 2019 Plan	4,358,820	2,399,513
Reserved and available for issuance under the 2019 Plan	1,684,213	1,977,069
Reserved for issuance upon exercise or settlement of awards outstanding under the Inducement Plan	171,275	199,300
Reserved and available for issuance under the Inducement Plan	806,067	800,700
Reserved and available for issuance under the ESPP	583,348	320,582
Total number of shares reserved	10,176,743	9,086,875

Stock Option Activity

A summary of the Company’s stock option activity (excluding performance-based stock option activity summarized further below) under the 2011 Plan, 2019 Plan, and Inducement Plan for the years ended December 31, 2021, 2020, and 2019 is as follows:

	Outstanding Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2018	4,110,130	$3.16	6.94	$24,716
Options granted	988,913	11.81
Options exercised	(287,932)	2.47
Options cancelled	(79,676)	6.61
Balance—December 31, 2019	4,731,435	$4.94	6.60	$29,730
Options granted	1,357,741	12.05
Options exercised	(908,691)	3.07
Options cancelled	(232,179)	7.87
Balance—December 31, 2020	4,948,306	$7.10	6.71	$146,044
Options granted	1,026,276	21.26
Options exercised	(862,056)	2.43
Options cancelled	(110,107)	13.88
Balance—December 31, 2021	5,002,419	$10.66	6.89	$28,308
Options vested and exercisable as of December 31, 2021	3,062,512	$6.67	5.78	$24,149

Options granted to new hires generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted as merit awards generally vest monthly over a three- or four-year period.

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $14.27 on December 31, 2021 and the exercise prices of the underlying stock options. Out-of-the money stock options are excluded from the aggregate intrinsic value.

The weighted-average grant date fair value of options granted was $13.14, $7.17, and $8.00 per share for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, the unrecognized stock-based compensation of unvested options was $18.1 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Valuation of Stock Options

The Company estimated the fair value of stock options (excluding performance-based stock options discussed below) using the Black-Scholes option-pricing model. The fair value of stock options was estimated using the following weighted-average assumptions:

Year Ended December 31,
	2021	2020	2019
Expected term (in years)	5.50 - 6.27	5.50 - 6.40	5.00 - 6.87
Volatility	67.97 - 69.90%	61.74 - 68.18%	56.20 - 63.08%
Risk-free interest rate	0.62 - 1.39%	0.36 - 1.66%	1.53 - 2.52%
Dividend yield	–%	–%	–%

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

A summary of the Company’s performance-based stock option activity under the 2019 Plan for the year ended December 31, 2021 and 2020 is as follows:

	Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2019	—	$—	—	$—
Options granted	421,000	5.10
Options exercised	—
Options cancelled	—
Balance—December 31, 2020	421,000	$5.10	9.21	$13,266
Options granted	—
Options exercised	—
Options cancelled	—
Balance—December 31, 2021	421,000	$5.10	8.21	$3,861
Options vested and exercisable as of December 31, 2021	421,000	$5.10	8.21	$3,861

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $14.27 on December 31, 2021 and the exercise price of the underlying stock options. As of December 31, 2021, there is no remaining unrecognized stock-based compensation cost.

Valuation of Performance-Based Stock Options

The Company estimated the fair value of the PSO using a Monte Carlo Model and the following assumptions and estimates:

2020
Performance period (in years)	10.00
Derived service period (in years)	4.55
Volatility	63.60%
Risk-free interest rate	1.02%
Dividend yield	–%
Estimated fair value (per share)	$3.31

Restricted Stock Units Activity and Valuation

A summary of the Company’s RSU activity under the 2019 Plan and Inducement Plan for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2018	—	$—
RSUs granted	120,000	8.86
RSUs vested	—	—
RSUs cancelled	—	—
Balance—December 31, 2019	120,000	$8.86	$1,308
RSUs granted	648,000	9.93
RSUs vested	(130,945)	7.09	2,991
RSUs cancelled	(17,837)	6.83
Balance—December 31, 2020	619,218	$10.41	$22,670
RSUs granted	1,387,656	18.05
RSUs vested	(266,119)	10.93	5,521
RSUs cancelled	(61,059)	18.45
Balance—December 31, 2021	1,679,696	$16.35	$23,969

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

The aggregate fair value of unvested RSUs is calculated using the closing price of the Company’s common stock of $14.27 on December 31, 2021. As of December 31, 2021, the unrecognized stock-based compensation cost of unvested RSUs was $25.1 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The Company’s default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

ESPP Activity and Valuation

During the years ended December 31, 2021, 2020 and 2019, 128,289, 164,164 and 77,684 shares of common stock were purchased under the ESPP, respectively. The following assumptions were used to calculate the stock-based compensation for each stock purchase right granted under the ESPP:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	0.49	0.49 - 0.50	0.37 - 0.50
Volatility	55.92 - 74.88%	65.15 - 102.10%	59.06 - 59.91%
Risk-free interest rate	0.04 - 0.06%	0.11 - 0.12%	1.55 - 2.14%
Dividend yield	–%	–%	–%
Fair value	$6.30 - $8.21	$4.29 - $8.12	$3.48 - $5.01

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense by function (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$1,414	$854	$480
Research and development	4,064	1,773	903
Selling, general and administrative	8,900	5,611	3,475
Total stock-based compensation expense	$14,378	$8,238	$4,858

The following is a summary of stock-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options	$8,585	$4,729	$4,217
Performance-based stock options	—	1,392	280
RSUs	4,765	1,401	26
ESPP	1,028	716	335
Total stock-based compensation expense	$14,378	$8,238	$4,858

Note 10. Redeemable Convertible Preferred Stock Warrants

In September 2014, the Company entered into a loan and security agreement with Silicon Valley Bank to borrow up to $3.0 million under an equipment loan to be secured by the equipment financed (the “Term Loan”). The Term Loan was repaid in full in September 2018. In connection with the Term Loan, the Company issued a warrant to purchase 22,489 shares of its Series B redeemable convertible preferred stock at an exercise price of $4.60 per share. In June 2017, as additional consideration for the Revolving Loan (see Note 6), the Company issued a warrant to purchase up to 62,096 shares of its Series C redeemable convertible preferred stock at an exercise price of $8.052.

At initial recognition, the convertible preferred stock warrants were recorded at their estimated fair values ($0.1 million each initially) and were subject to remeasurement at each consolidated balance sheet date, with changes in fair value recognized as a component of net income. See Note 5 for the estimated fair values and changes in fair values relating to periods presented.

Immediately prior to the closing of the Company’s IPO, the redeemable convertible preferred stock warrants automatically converted to common stock warrants. As a result of the automatic conversion of the redeemable convertible preferred stock warrants to common stock warrants, the Company revalued the redeemable convertible preferred stock warrants as of the completion of the IPO and reclassified the outstanding preferred stock warrant liability balance to additional paid-in capital with no further remeasurements as the common stock warrants were deemed permanent equity. The fair value transferred to additional paid-in capital was $2.1 million.

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

Note 12. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of December 31, 2021, the Company was not involved in any material legal proceedings.

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

Note 13. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding in-the-money stock options and common stock warrants, assumed release of outstanding RSUs, and assumed issuance of common stock under the ESPP using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net loss	$(65,226)	$(41,280)	$(25,084)
Weighted-average common shares outstanding—basic and diluted	43,886,730	34,374,903	18,011,470
Net loss per common share—basic and diluted	$(1.49)	$(1.20)	$(1.39)

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

	Year Ended December 31,
	2021	2020	2019
Common stock warrants	—	—	127,598
Options to purchase common stock	5,423,419	5,369,306	4,731,435
Unvested restricted stock units	1,679,696	619,218	120,000
ESPP	87,367	58,802	75,405
Total	7,190,482	6,047,326	5,054,438

Note 14. Income Taxes

For financial reporting purposes, loss before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(65,415)	$(41,404)	$(25,111)
Foreign	203	181	36
Loss before income taxes	$(65,212)	$(41,223)	$(25,075)

Provision for Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	26	1
Foreign	43	31	8
Total current	43	57	9
Deferred:
Foreign	(29)	—	—
Total deferred	(29)	—	—
Provision for income taxes	$14	$57	$9

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss in 2021, 2020, and 2019 as follows:

	Year Ended December 31,
	2021	2020	2019
Expected tax (benefit) at federal statutory rate	-21%	-21%	-21%
Effect of:
State taxes	-9%	-10%	-8%
Change in valuation allowance	36%	38%	28%
Stock-based compensation	-3%	-4%	2%
Research and development credit	-3%	-3%	-3%
Other	–%	–%	2%
Effective tax rate	–%	–%	–%

Tax Law Changes

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which includes several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to interest expense limitations, and an option to defer payroll tax payments for a limited period. Based on the guidance in the CARES Act, the Company deferred the payment of $0.7 million of certain payroll taxes, of which $0.3 million has been paid as of December 31, 2021. The other provisions of the CARES Act did not have a significant impact on the Company’s consolidated financial statements.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$61,219	$43,221
Research and development credits	12,127	8,455
Deferred revenue	164	695
Accruals	2,846	2,260
Stock-based compensation	4,435	2,157
Operating lease liabilities	16,406	3,198
Other intangibles	321	366
Other	115	96
Total gross deferred tax assets	97,633	60,448
Less: valuation allowance	(81,628)	(56,846)
Total deferred tax assets	16,005	3,602
Deferred tax liabilities:
Property and equipment	(356)	(612)
Operating lease right-of-use assets	(15,620)	(2,990)
Total deferred tax liabilities	(15,976)	(3,602)
Net deferred tax assets	$29	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of the Company’s lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $24.8 million and $16.8 million during the years ended December 31, 2021 and 2020, respectively.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2021, the Company had a net operating loss carryforward for federal income tax purposes of approximately $222.5 million, portions of which will begin to expire in 2031. The Company had a total state net operating loss carryforward of approximately $166.3 million, which will begin to expire in 2031. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2021, the Company has federal credits of approximately $6.1 million, which will begin to expire in 2031 and state research credits of approximately $6.0 million, which have no expiration date. These tax credits are subject to the same limitations discussed above.

Unrecognized Tax Benefits

The Company has incurred net operating losses since inception and does not have any significant unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. If the Company is eventually able to recognize its uncertain positions, the effective tax rate would be reduced. The Company currently has a full valuation allowance against its net deferred tax assets, which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Any adjustments to the Company’s uncertain tax positions would result in an adjustment of net operating loss or tax credit carryforwards rather than resulting in a cash outlay.

The Company files U.S. federal income tax returns and various state income tax returns. Because of net operating losses and research credit carryovers, substantially all the Company’s tax years remain open to examination.

The Company has the following activity relating to unrecognized tax benefits (in thousands):

	December 31,
	2021	2020
Beginning balance	$2,148	$1,581
Gross increase—tax position in current period	918	567
Ending balance	$3,066	$2,148

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2021, 2020, and 2019, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Personalis, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Personalis, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholder's equity (deficit) and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

February 24, 2022

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Personalis, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Personalis, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

February 24, 2022

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2021, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included in Part II, Item 8, of this Annual Report on Form 10-K.

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

Item 9B. Other Information.

Compensatory Arrangements of Certain Officers

On February 16, 2022 and February 21, 2022, the compensation committee of the board of directors of the Company approved the amendment and restatement of the terms of executive severance agreements for Messrs. West and Tachibana and Dr. Chen, each dated February 23, 2022 (collectively, the “A&R Executive Severance Agreements”).

Provisions that were amended in the A&R Executive Severance Agreement with Mr. West (the “West Severance Agreement”), include, among other things:

•

In the event that there is a “separation from service” (as defined in the West Severance Agreement), the period to receive payment of COBRA health insurance premiums will be shortened to the earlier of (i) 12 months or (ii) the date upon which Mr. West obtains coverage under a subsequent employer’s medical plan.

•

In the event of a separation from service within 12 months after the effective date of “change in control” (as defined in the West Separation Agreement), the vesting of each of Mr. West’s then-outstanding unvested equity compensation awards shall accelerate as to all of then-unvested shares subject to each such award, or, in the case of any other separation from service, the vesting of each of Mr. West’s then-outstanding unvested equity compensation awards shall accelerate as to the number of the then-unvested shares subject to each such award that would have become vested within the first 24 months following such separation from service, subject to certain conditions.

Provisions that were amended in the A&R Executive Severance Agreements with each of Mr. Tachibana and Dr. Chen (together, the “Officer Severance Agreements”), include, among other things:

•

In the event that there is a “separation from service” (as defined in the Officer Severance Agreements), the period to receive payment of COBRA health insurance premiums will be shortened to the earlier of (i) 12 months for Mr. Tachibana and 9 months for Dr. Chen or (ii) the date upon which the executive obtains coverage under a subsequent employer’s medical plan.

•

In the event that there is a separation from service that is not within 12 months after a “change in control” (as defined in the Officer Severance Agreements), the executive will be entitled to 6 months of his then current base salary, subject to certain conditions.

Appointment of Director

On February 17, 2022, upon recommendation of the nominating and corporate governance committee of the board of directors, the board of directors increased the size of the board of directors from 7 to 8 members, and appointed Olivia K. Bloom, to the board of directors as a Class I director, which appointment will become effective on March 1, 2022. Ms. Bloom’s term will expire, along with the terms of the other Class I directors, at the Company’s annual meeting of stockholders in 2023. The board of directors also appointed Ms. Bloom to serve as a member of the audit committee of the board of directors, with such appointment effective upon her appointment to the board of directors.

There are no arrangements or understandings between Ms. Bloom and any other persons pursuant to which she was selected as a director. The board of directors has determined that Ms. Bloom qualifies as an independent director under the independence requirements set forth under Rule 5605(a)(2) of the Nasdaq Rules and listing standards. Additionally, there are no transactions involving the company and Ms. Bloom that we would be required to report pursuant to Item 404(a) of Regulation S-K.

In connection with her appointment to the board of directors and the audit committee, and pursuant to the Company’s amended and restated non-employee director compensation policy (the “Amended Personalis, Inc. Non-Employee Director Compensation Policy”), Ms. Bloom will receive annual cash retainers for her service on the board of directors and any committee of the board of directors, an initial equity grant and annual equity grants, each in the amounts set forth in the Company’s Amended Non-Employee Director Compensation Policy.

The company will also enter into its standard form of indemnification agreement with Ms. Bloom.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth under the headings “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Delinquent Section 16(a) Reports,” “Corporate Governance and Board of Directors Matters,” and “Proposal No. 1 Election of Directors—Information About Our Continuing Directors” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of stockholders, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item is set forth under the headings “Director Compensation,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth under the headings “Equity Compensation Plans at December 31, 2021” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth under the headings “Corporate Governance and Board of Directors Matters” and “Transactions with Related Persons and Indemnification” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is set forth under the headings “Principal Accountant Fees and Services” and “Pre-Approval Procedures” under the proposal “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Form 10-K, as indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

(b)Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	6/24/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38943	3.2	6/24/2019
4.1	Description of Securities of Personalis, Inc.	10-K	001-38943	4.1	2/25/2021
4.2	Form of Common Stock Certificate of the Registrant.	S-1/A	333-231703	4.1	6/7/2019
4.3	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated December 16, 2014.	S-1	333-231703	4.2	5/23/2019
10.1#	Personalis, Inc. 2011 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1	333-231703	10.1	5/23/2019
10.2#	Personalis, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-231703	10.2	6/7/2019
10.3#	Personalis, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-231703	10.3	6/7/2019
10.4#	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1/A	333-231703	10.4	6/7/2019
10.5#	Employment Terms Letter, by and between John West and the Registrant, dated June 2, 2019.	S-1/A	333-231703	10.5	6/7/2019
10.6#	Employment Terms Letter, by and between Dr. Richard Chen and the Registrant, dated June 2, 2019.	S-1/A	333-231703	10.7	6/7/2019
10.7#	Employment Terms Letter, by and between Aaron Tachibana and the Registrant, dated June 2, 2019.	S-1/A	333-231703	10.8	6/7/2019
10.8	Lease, by and between MENLO PREHC I, LLC, MENLO PREPI I, LLC, TPI INVESTORS 9, LLC and the Registrant, dated February 2, 2015.	S-1	333-231703	10.9	5/23/2019
10.9¥	Contract No. VA240-17-D-0103, by and between the U.S. Department of Veterans Affairs and the Registrant, dated September 28, 2017.	S-1	333-231703	10.10	5/23/2019
10.10¥	Master Services Subcontract Agreement, by and between Illumina, Inc. and the Registrant, dated November 1, 2017.	S-1	333-231703	10.13	5/23/2019
10.11¥	Pricing Agreement, by and between Illumina, Inc. and the Registrant, dated March 26, 2019.	S-1	333-231703	10.19	5/23/2019
10.12	First Amendment to Lease, by and between MENLO PREPI I, LLC and TPI INVESTORS 9, LLC and the Registrant, dated April 8, 2020.	10-Q	001-38943	10.1	8/6/2020
10.13#	Amendment to Employment Terms Letter, by and between John West and the Registrant, dated May 6, 2020.	10-Q	001-38943	10.1	5/7/2020
10.14#	Personalis, Inc. 2020 Inducement Plan and forms of agreements thereunder.	S-8	333-238080	99.1	5/7/2020
10.15	Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated August 25, 2021.	10-Q	001-38943	10.1	11/4/2021
10.16	Amendment No. 1 to Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated December 8, 2021.
10.17¥	At-the-Market Sales Agreement, dated December 30, 2021, by and between the Registrant and BTIG, LLC.	8-K	001-38943	1.1	12/30/2021
10.18#	Amended Personalis, Inc. Non-Employee Director Compensation Policy, dated February 17, 2022.
10.19#	Amended and Restated Executive Severance Agreement, by and between John West and the Registrant, dated February 23, 2022.
10.20#	Amended and Restated Executive Severance Agreement, by and between Dr. Richard Chen and the Registrant, dated February 23, 2022.
10.21#	Amended and Restated Executive Severance Agreement, by and between Aaron Tachibana and the Registrant, dated February 23, 2022.
21.1	Subsidiaries of the Registrant as of December 31, 2021.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consent to be Named as a Director Nominee of Oliva Bloom.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

#	Indicates management contract or compensatory plan or arrangement.
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

¥

Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K because such schedules and exhibits do not contain information which is material to an investment or voting decision or which is not otherwise disclosed in the filed agreements. The Company will furnish the omitted schedules and exhibits to the SEC upon request by the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2022	Personalis, Inc.

	By:	/s/ Aaron Tachibana
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name and Signature	Title	Date

/s/ John West	President, Chief Executive Officer and Director	February 24, 2022
John West	(Principal Executive Officer)

/s/ Aaron Tachibana	Chief Financial Officer	February 24, 2022
Aaron Tachibana	(Principal Financial and Accounting Officer)

/s/ A. Blaine Bowman	Director	February 24, 2022
A. Blaine Bowman

/s/ Alan Colowick	Director	February 24, 2022
Alan Colowick, M.D.

/s/ Karin Eastham	Director	February 24, 2022
Karin Eastham

/s/ Kenneth Ludlum	Director	February 24, 2022
Kenneth Ludlum

/s/ Jonathan MacQuitty	Director	February 24, 2022
Jonathan MacQuitty, Ph.D.

/s/ Woodrow A. Myers, Jr.	Director	February 24, 2022
Woodrow A. Myers, Jr., M.D.