Form 10-Q
period 2022-03-31
Personalis, Inc.
filed 2022-05-04
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares of registrant’s Common Stock outstanding as of April 28, 2022 was 45,446,930.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the evolution of cancer therapies and market adoption of our services and products;
•	estimates of our total addressable market, future revenue, expenses, capital requirements, and our needs for additional financing;
•	our ability to enter into and compete in new markets;
•	the impact of the COVID-19 pandemic on our business, our customers’ and suppliers’ businesses and the general economy;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to scale our infrastructure;
•	our ability to manage and grow our business by expanding our sales to existing customers or introducing our services and products to new customers;
•	expectations regarding our relationship with the U.S. Department of Veterans Affairs’ Million Veteran Program;
•	our ability to establish and maintain intellectual property protection for our services and products or avoid claims of infringement;
•	potential effects of extensive government regulation;
•	our ability to hire and retain key personnel;
•	our ability to obtain financing in future offerings;
•	the volatility of the trading price of our common stock;
•	our belief that approval of personalized cancer therapies by the Food and Drug Administration may drive benefits to our business; and
•	our ability to maintain proper and effective internal controls.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$91,586	$105,585
Short-term investments	174,954	181,479
Accounts receivable, net	13,519	18,468
Inventory and other deferred costs	8,065	5,610
Prepaid expenses and other current assets	5,904	7,089
Total current assets	294,028	318,231
Property and equipment, net	30,600	19,650
Operating lease right-of-use assets	51,727	53,822
Other long-term assets	4,292	4,825
Total assets	$380,647	$396,528
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,275	$9,221
Accrued and other current liabilities	24,108	18,110
Contract liabilities	3,461	3,982
Total current liabilities	39,844	31,313
Long-term operating lease liabilities	52,364	52,797
Other long-term liabilities	1,724	2,117
Total liabilities	93,932	86,227
Commitments and Contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 45,250,087 and 44,904,512 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	5	4
Additional paid-in capital	562,889	557,558
Accumulated other comprehensive loss	(875)	(166)
Accumulated deficit	(275,304)	(247,095)
Total stockholders’ equity	286,715	310,301
Total liabilities and stockholders’ equity	$380,647	$396,528

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$15,227	$20,881
Costs and expenses
Cost of revenue	10,949	13,454
Research and development	17,098	9,496
Selling, general and administrative	15,486	10,421
Total costs and expenses	43,533	33,371
Loss from operations	(28,306)	(12,490)
Interest income	144	95
Interest expense	(59)	—
Other income (expense), net	19	(12)
Loss before income taxes	(28,202)	(12,407)
Provision for (benefit from) income taxes	7	(3)
Net loss	$(28,209)	$(12,404)
Net loss per share, basic and diluted	$(0.63)	$(0.29)
Weighted-average shares outstanding, basic and diluted	44,995,752	42,265,596

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(28,209)	$(12,404)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(8)	2
Change in unrealized loss on available-for-sale debt securities	(701)	(29)
Comprehensive loss	$(28,918)	$(12,431)

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the Three Months Ended March 31, 2022 and 2021

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2020	39,105,548	$4	$376,788	$22	$(181,869)	$194,945
Proceeds from follow-on equity offering, net of offering costs	4,542,500	—	161,916	—	—	161,916
Proceeds from exercise of stock options	114,026	—	933	—	—	933
Restricted stock units vested	36,587	—	—	—	—	—
Stock-based compensation	—	—	3,057	—	—	3,057
Foreign currency translation adjustment	—	—	—	2	—	2
Unrealized loss on available-for-sale debt securities	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(12,404)	(12,404)
Balance—March 31, 2021	43,798,661	$4	$542,694	$(5)	$(194,273)	$348,420

Balance—December 31, 2021	44,904,512	$4	$557,558	$(166)	$(247,095)	$310,301
Proceeds from exercise of stock options	279,205	1	515	—	—	516
Restricted stock units vested	66,370	—	—	—	—	—
Stock-based compensation	—	—	4,816	—	—	4,816
Foreign currency translation adjustment	—	—	—	(8)	—	(8)
Unrealized loss on available-for-sale debt securities	—	—	—	(701)	—	(701)
Net loss	—	—	—	—	(28,209)	(28,209)
Balance—March 31, 2022	45,250,087	$5	$562,889	$(875)	$(275,304)	$286,715

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(28,209)	$(12,404)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,816	3,057
Depreciation and amortization	1,774	1,523
Noncash operating lease cost	2,096	372
Amortization of premium on short-term investments	347	496
Other	43	7
Changes in operating assets and liabilities
Accounts receivable	4,949	(1,703)
Inventory and other deferred costs	(2,455)	61
Prepaid expenses and other assets	1,720	63
Accounts payable	1,132	(2,175)
Accrued and other current liabilities	3,398	2,471
Contract liabilities	(522)	(2,797)
Operating lease liabilities	(24)	(354)
Other long-term liabilities	(422)	(360)
Net cash used in operating activities	(11,357)	(11,743)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(59,702)	(114,056)
Proceeds from maturities of available-for-sale debt securities	65,175	26,892
Proceeds from sales of available-for-sale debt securities	—	5,059
Purchases of property and equipment	(8,634)	(439)
Net cash used in investing activities	(3,161)	(82,544)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	—	162,258
Payments of costs related to public offerings	—	(342)
Proceeds from exercise of equity awards	515	933
Net cash provided by financing activities	515	162,849
Effect of exchange rates on cash, cash equivalents and restricted cash	4	2
Net change in cash, cash equivalents and restricted cash	(13,999)	68,564
Cash, cash equivalents, and restricted cash, beginning of period	107,375	68,525
Cash, cash equivalents and restricted cash, end of period	$93,376	$137,089

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$91,586	$137,089
Restricted cash, included in other long-term assets	1,790	—
Total cash, cash equivalents and restricted cash	$93,376	$137,089

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company and Nature of Business

Personalis, Inc. (the “Company”) was incorporated in Delaware on February 21, 2011 and began operations in September 2011. The Company formed a wholly owned subsidiary, Personalis (UK) Ltd., in August 2013 and a wholly owned subsidiary, Shanghai Personalis Biotechnology Co., Ltd., which is referred to as “Personalis (Shanghai) Ltd” herein, in October 2020. The Company is a provider of advanced genetic tests for cancer. The Company also provides sequencing and data analysis services to support population sequencing initiatives. The Company’s genetic tests for cancer are sold primarily to pharmaceutical companies, biopharmaceutical companies, universities, non-profits, and government entities, while services for population sequencing initiatives are sold primarily to government entities. The principal markets for the Company’s services are in the United States and Europe. In June 2020, the Company began partnering with a clinical genomics and life sciences company headquartered in China to expand business operations into China. The Company operates and manages its business as one reportable operating segment, which is the sale of sequencing and data analysis services.

The Company has incurred losses to date and expects to incur additional losses for the foreseeable future. The Company continues to invest the majority of its resources in the development and growth of its business, including investments in service and product development and sales and marketing efforts. The Company’s activities have been financed to date primarily through the sale of its equity securities and cash from operations.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The condensed consolidated financial statements include the accounts of Personalis, Inc. and its wholly owned subsidiaries, Personalis (UK) Ltd. and Personalis (Shanghai) Ltd. All intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2022.

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

On December 30, 2021, the Company entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”) under which it may offer and sell its common stock having aggregate sales proceeds of up to $100.0 million from time to time through BTIG as its sales agent. BTIG will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay BTIG a commission of up to 3% of the gross sales proceeds of any common stock sold through BTIG under the Sales Agreement. The Company is not obligated to make any sales of common stock under the Sales Agreement. No shares of the Company’s common stock have been offered or sold under the Sales Agreement.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company maintains an allowance for doubtful accounts, which was $0.1 million as of March 31, 2022 and December 31, 2021. The Company had no bad debt expense for the periods presented.

Significant customers are those that represent more than 10% of the Company’s total revenue in each period or accounts receivable balance at each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31, 2022	December 31, 2021
	2022	2021
Natera, Inc.	27%	*	17%	39%
U.S. Department of Veterans Affairs Million Veteran Program (the “VA MVP”)	23%	63%	*	*
Pfizer Inc.	11%	12%	18%	*
AbbVie Inc.	*	*	18%	18%
Merck & Co., Inc.	*	*	14%	15%
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

The Company derives revenue from sequencing and data analysis services to support the development of next-generation cancer therapies and to support large-scale genetic research programs. The Company’s contracts are in the form of a combination of signed agreements, statements of work, and/or purchase orders. Under Topic 606, the Company accounts for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it will be entitled.

The sequencing and data analysis services are accounted for as one performance obligation under Topic 606. The Company recognizes revenue from such services at the point in time when control of the test results is transferred to the customer. The Company has elected to exclude all sales and value added taxes from the measurement of the transaction price. Sequencing and data analysis services are based on a fixed price per test.

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

Short-term Investments

The Company’s investments in marketable debt securities are classified as available-for-sale and recorded at fair value. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Short-term investments primarily consist of U.S. agency bonds, commercial paper, corporate bonds, asset-backed securities, U.S. treasuries, and non-U.S. Government notes.

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

Level 2 — Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

•	Quoted prices for similar assets and liabilities in active markets.
•	Quoted prices for identical or similar assets or liabilities in markets that are not active.
•	Observable inputs other than quoted prices that are used in the valuation of the asset or liability (e.g., interest rate and yield curve quotes at commonly quoted intervals).
•	Inputs that are derived principally from or are corroborated by observable market data by correlation or other means.

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

Leases

The Company categorizes leases with contractual terms longer than 12 months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. As of March 31, 2022, the Company had no finance leases.

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

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The accounting update also made minor changes to the impairment model for available-for-sale debt securities. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures. The Company will adopt the new guidance in the first quarter of 2023 by means of a cumulative-effect adjustment to opening retained earnings.

Note 3. Revenue

The following table presents revenue disaggregated by customer type (in thousands):

	Three Months Ended March 31,
	2022	2021
VA MVP	$3,501	$13,210
All other customers	11,726	7,671
Total revenue	$15,227	$20,881

Revenue from countries outside of the United States, based on the billing addresses of customers, represented approximately 18% and 8% of the Company’s revenue for the three months ended March 31, 2022 and 2021.

Contract Assets and Liabilities

Contract assets as of March 31, 2022 and December 31, 2021 were immaterial.

The Company’s contract liabilities consist of customer deposits in excess of revenue recognized and are presented as current liabilities in the condensed consolidated balance sheets.

The balance of contract liabilities was $3.5 million and $4.0 million as of March 31, 2022 and December 31, 2021, respectively. Revenue recognized for the three months ended March 31, 2022 and 2021 that were included in the contract liability balance at the beginning of each reporting period were $2.5 million and $9.5 million, respectively.

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which include VA MVP contract liabilities and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $4.1 million as of March 31, 2022, which the Company expects to recognize as revenue within the next three months. The Company has elected the optional exemption that allows for the exclusion of contracts with an original expected duration of one year or less.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$4,818	$4,081
Other deferred costs	3,247	1,529
Total inventory and other deferred costs	$8,065	$5,610

Property and equipment. Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $1.8 million and $1.5 million, respectively. Accumulated depreciation and amortization was $20.8 million and $19.0 million as of March 31, 2022 and December 31, 2021, respectively.

Restricted cash. The Company’s restricted cash is pledged as collateral for a standby letter of credit related to a property lease. The balance of restricted cash was $1.8 million as of March 31, 2022 and December 31, 2021, respectively, and is included in other long-term assets.

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued compensation	$13,141	$10,673
Operating lease liabilities	4,137	3,728
Accrued liabilities	3,212	883
Loans—current portion (Note 6)	1,836	1,806
Employee ESPP contributions	1,217	517
Accrued taxes	535	121
Customer deposits	30	382
Total accrued and other current liabilities	$24,108	$18,110

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$2,829	$—	$—	$2,829
Money market funds	20,048	—	—	20,048	Level 1
Commercial paper	55,198	2	(3)	55,197	Level 2
Corporate debt securities	8,511	3	(1)	8,513	Level 2
U.S. government securities	4,999	—	—	4,999	Level 2
Total cash and cash equivalents	91,585	5	(4)	91,586
Short-term investments:
Asset-backed securities	5,005	—	(2)	5,003	Level 2
Commercial paper	31,352	—	(51)	31,301	Level 2
Corporate debt securities	7,203	—	(10)	7,193	Level 2
Non-U.S. government securities	3,021	—	(9)	3,012	Level 2
U.S. agency securities	19,701	—	(150)	19,551	Level 2
U.S. government securities	109,589	1	(696)	108,894	Level 2
Total short-term investments	175,871	1	(918)	174,954
Total assets measured at fair value	$267,456	$6	$(922)	$266,540

	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$6,094	$—	$—	6,094
Money market funds	49,488	—	—	49,488	Level 1
Commercial paper	50,005	—	(2)	50,003	Level 2
Total cash and cash equivalents	105,587	—	(2)	105,585
Short-term investments:
Asset-backed securities	75,787	—	(154)	75,633	Level 2
Commercial paper	18,068	—	(2)	18,066	Level 2
Corporate debt securities	18,059	—	(7)	18,052	Level 2
U.S. agency securities	19,738	—	(35)	19,703	Level 2
U.S. government securities	50,040	—	(15)	50,025	Level 2
Total short-term investments	181,692	—	(213)	181,479
Total assets measured at fair value	$287,279	$—	$(215)	$287,064

Realized gains or losses on marketable debt securities are immaterial for the periods presented. No security has been in an unrealized loss position for 12 months or greater. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. As of March 31, 2022, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired.

The Company’s marketable debt securities at March 31, 2022 have maturities due in one year or less, except for debt securities with an aggregate cost basis of $22.4 million and fair value of $22.0 million that have maturities ranging from 13 to 18 months.

Note 6. Loans

Equipment and Software Loans

In April 2021, the Company entered into a payment agreement with a financing entity to finance the purchase of $2.4 million of internal use software licenses and related software maintenance from a vendor. The financing entity and vendor are not related. The Company is obligated to repay the financed amount in three equal payments of $0.8 million in May 2021, May 2022, and May 2023. The payment agreement is noninterest bearing and the Company concluded that such interest rate (zero) did not represent fair and adequate compensation to the financing entity for the use of the related funds. Accordingly, the Company approximated the rate at which it could obtain financing of a similar nature from other sources at the date of the transaction. The resulting imputed interest rate was 7% and was used to establish the present value of the payment agreement. The discount is recognized as interest expense in the condensed consolidated statements of operations over the life of the payment agreement.

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

The total initial present value of the payment agreements was $5.2 million and presented as proceeds from loans in the condensed consolidated statements of cash flows. Such proceeds were used to purchase equipment, software, and related maintenance and are reflected as cash outflows in the investing and operating activities sections in the condensed consolidated statements of cash flows. Repayments are presented as financing cash outflows in the condensed consolidated statements of cash flows. Interest expense for the three months ended March 31, 2022 was $0.1 million. Amounts outstanding under the payment agreements are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Principal	$3,714	$3,714
Less: unamortized discount	(162)	(220)
Total carrying amount	3,552	3,494
Less: current portion (included in accrued and other current liabilities)	(1,836)	(1,806)
Long-term portion (included in other long-term liabilities)	$1,716	$1,688

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

In August 2021, the Company entered into a noncancelable operating lease for approximately 100,000 square feet of space in Fremont, California to be used as the Company’s future corporate headquarters and expanded laboratory facility. The lease term is 13.5 years and commences in June 2022. The Company gained early access to the premises upon entering the lease for the purpose of constructing and installing tenant improvements, for which the landlord has agreed to contribute up to approximately $15.5 million ($0.9 million of which has been received through March 31, 2022). Such contributions become payable only upon approval by the landlord of applications for payment and are accounted for as lease incentives once the Company has incurred costs and the amounts qualify for reimbursement by the landlord. The lease incentives are then recognized prospectively over the remainder of the lease term. The lease expires on November 30, 2035 and includes two options to extend the term for a period of five-years per option with rent payments equal to then current fair market rent for the space. The Company determined the extension options are not reasonably certain to be exercised. The lease also contains escalating rent payments.

The Company also has a noncancelable operating lease for approximately 5,100 square feet of space in Shanghai, China used for its China operations, which expires on June 30, 2024, as well as various other short-term leases.

Components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease cost
Operating lease cost	$2,174	$652
Short-term lease cost	29	70
Variable lease cost	261	229
Total lease cost	$2,464	$951

As of March 31, 2022, the Company’s operating leases had a weighted-average remaining lease term of 12.1 years and a weighted-average discount rate of 6.6%. The Company’s discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of March 31, 2022 were as follows (in thousands):

Amount
2022 (remaining nine months)	$2,931
2023	6,196
2024	6,803
2025	7,001
2026	7,217
2027 and thereafter	53,527
Total future minimum lease payments	83,675
Less: imputed interest	(27,174)
Present value of future minimum lease payments	56,501
Less: current portion of operating lease liability	(4,137)
Long-term operating lease liabilities	$52,364

Cash paid for operating lease liabilities, included in cash flows from operating activities in the condensed consolidated statements of cash flows, for the three months ended March 31, 2022 and 2021, was $0.9 million and $0.6 million, respectively.

Note 8. Stock-Based Compensation

Shares of common stock reserved for issuance under the Company’s equity incentive plans were as follows:

March 31, 2022
Outstanding stock awards	6,784,962
Reserved for future award grants	4,708,084
Reserved for future ESPP	1,032,393
Total common stock reserved for stock awards	12,525,439

Stock Option Activity

A summary of the Company’s stock option activity (excluding performance-based stock option activity summarized further below) under the 2011 Plan, 2019 Plan, and Inducement Plan for the three months ended March 31, 2022 is as follows:

	Outstanding Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2021	5,002,419	$10.66	6.89	$28,308
Options granted	52,391	10.59
Options exercised	(279,205)	1.85
Options cancelled	(55,252)	14.52
Balance—March 31, 2022	4,720,353	$11.13	6.91	$8,043
Options vested and exercisable as of March 31, 2022	2,985,922	$7.61	5.94	$7,432

The weighted-average grant date fair value of options granted was $6.59 and $28.21 per share for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the unrecognized stock-based compensation cost of unvested options was $15.9 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Valuation of Stock Options

The Company estimated the fair value of stock options (excluding performance-based stock options discussed below) using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

Three Months Ended March 31,
	2022	2021
Expected term (in years)	6.00 - 6.08	6.00 - 6.08
Volatility	68.37 - 69.10%	68.06 - 69.27%
Risk-free interest rate	1.62 - 2.13%	0.62 - 1.06%
Dividend yield	–%	–%

Performance-Based Stock Option Activity

No performance-based stock option activity occurred during the three months ended March 31, 2022. As of March 31, 2022, stock options for 421,000 shares with an exercise price of $5.10 and a remaining contractual term of 7.96 years remained outstanding. The stock options are fully vested and exercisable and had an intrinsic value of $1.3 million as of March 31, 2022.

Restricted Stock Units Activity and Valuation

A summary of the Company’s RSU activity under the 2019 Plan and Inducement Plan for the three months ended March 31, 2022 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2021	1,679,696	$16.35	$23,969
RSUs granted	65,895	10.68
RSUs vested	(66,370)	18.65	627
RSUs cancelled	(35,612)	16.53
Balance—March 31, 2022	1,643,609	$16.03	$13,461

As of March 31, 2022, the unrecognized stock-based compensation cost of unvested RSUs was $23.1 million, which is expected to be recognized over a weighted-average period of 2.7 years.

ESPP Activity and Valuation

During the three months ended March 31, 2022 and 2021, no shares of common stock were purchased under the ESPP. Additionally, no grants for stock purchase rights were made during either period.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	$2,396	$2,178
RSUs	2,168	644
ESPP	252	235
Total stock-based compensation expense	$4,816	$3,057

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$458	$288
Research and development	1,341	728
Selling, general and administrative	3,017	2,041
Total stock-based compensation expense	$4,816	$3,057

Note 9. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the condensed consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of March 31, 2022, the Company was not involved in any material legal proceedings.

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

The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(28,209)	$(12,404)
Weighted-average common shares outstanding—basic and diluted	44,995,752	42,265,596
Net loss per common share—basic and diluted	$(0.63)	$(0.29)

The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	5,141,353	5,301,728
Unvested RSUs	1,643,609	638,998
ESPP	80,805	57,546
Total	6,865,767	5,998,272

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022 (the “Annual Report”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report.

Overview

Personalis’ strategy is to develop some of the world’s most advanced genetic tests for cancer. Today our tests are routinely used by many of the largest oncology-focused pharmaceutical companies for analysis of patient samples from their clinical trials. More recently, we have also begun to work with a growing number of leading cancer centers for clinical diagnostic use of our tests. We believe that adoption and publication by these key opinion leaders will advance standard of care for cancer patients and drive eventual broad use clinically. We believe that our tests can meaningfully improve outcomes for cancer patients, and estimate that an annual market opportunity of approximately $30 billion could materialize in the U.S. in the future.

In December 2021, we launched NeXT Personal, a next-generation, tumor-informed liquid biopsy assay designed to detect and quantify MRD and recurrence in patients previously diagnosed with cancer. NeXT Personal is designed to deliver industry-leading MRD sensitivity down to the 1 part-per-million range, an approximately 10- to 100-fold improvement over other available technologies. NeXT Personal leverages whole genome sequencing of a patient’s tumor to identify up to 1,800 specially-selected somatic variants that are subsequently used to create a personalized liquid biopsy panel for each patient. We believe this enables earlier detection across a broader variety of cancers and stages, including typically challenging early stage, low mutational burden, and low-shedding cancers. NeXT Personal is also designed to simultaneously detect and quantify clinically relevant mutations in ctDNA that may be used in the future to help guide therapy, when cancer is detected. These include known targetable cancer mutations, drug resistance mutations, and new variants which can emerge and change over time, especially under therapeutic pressure. We consider this approach not just “tumor-informed”, but “comprehensively tumor-informed”. Our ultimate goal is not just to detect cancer, but to provide key information that is actionable by oncologists over the entire course of the patient’s disease. We believe this can be better for patients, more informative for pharmaceutical customers, and a larger business opportunity for us.

Our strategy is to work with world-class medical institutions. To that end, in the fourth quarter of 2021, we announced a collaboration with the Mayo Clinic and in the first quarter of 2022, we announced one with the Moores Cancer Center at UC San Diego Health. In these collaborations, we provide clinical diagnostic testing and analysis services using our tissue-based NeXT Dx test. We have begun to test clinical patient samples and are excited about the opportunity to work with these renowned cancer centers. If we achieve a favorable reimbursement decision for our NeXT Dx test from MolDx, we may also generate revenue in the future from some of these collaborations. Given the advanced nature of our NeXT Dx test, we believe it is a good fit for high-end cancer centers, which have a dual mandate for both clinical care and research. If these key opinion leaders have a positive experience using our tests, we are optimistic that this will also support broader use of our platform by other clinicians in the future.

We have the capacity to sequence and analyze approximately 200 trillion bases of DNA per week in our facility. We believe that capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases and in support of our NeXT Liquid Biopsy, NeXT Dx Test and NeXT Personal offerings. To date, we have sequenced more than 250,000 human samples, of which more than 150,000 were whole human genomes.

In parallel with the development of our platform technology, we have also pursued business within the population sequencing market, and we have provided whole genome sequencing services under contract with the U.S. Department of Veterans Affairs Million Veteran Program (the “VA MVP”), which has enabled us to innovate, scale our operational infrastructure, and achieve greater efficiencies in our lab. The VA MVP is the largest population sequencing effort in the United States and we have delivered over 150,000 whole human genome sequence datasets to the VA MVP to date. The cumulative value of task orders received from the VA MVP since inception is approximately $186 million, $181.6 million of which we had recognized as revenue as of March 31, 2022. In September 2021, we received a task order from the VA MVP with a value of up to approximately $9.7 million, which was significantly less than in prior years. At that time, we expected the reduced order amount to be followed by a formal request for proposal (“RFP”) process and a potential new contract to be awarded sometime late in the third quarter of 2022. We are aware that the VA MVP recently initiated a request for information process seeking potential sources to provide high-throughput whole genome sequencing services. However, we are not certain whether there will be a RFP process in 2022. Accordingly, we do not currently expect to receive any new orders from the VA MVP this year or to recognize any revenue from the VA MVP beyond the current order and contract. Unless we receive an additional task order and/or enter into a new services agreement with the VA MVP with a value comparable to that of our current contract and historical contracted orders, our revenue from the VA MVP will continue to decline significantly, and will cease after the second quarter of 2022. Given the strong growth we have already experienced in our oncology business in 2021 and the first quarter of

2022, and the large market opportunity we see in this space for our technology and offerings, we plan to focus primarily on cancer as we go forward.

In August 2021, we announced that we will relocate our corporate headquarters from Menlo Park to a new facility in Fremont, California. We plan to begin moving into the new facility in the third quarter of this year. We signed a 13.5-year lease for the 100,000 square foot facility, which is approximately double the amount of space in our current Menlo Park location. The new facility is intended to allow for expansion of our laboratory for clinical testing to support biopharma customers, clinical diagnostic testing and pursuit of U.S. Food and Drug Administration (the “FDA”) approval for our tests. In addition, the new space is intended to support the expansion of research and development efforts to bring leading edge products and services to the marketplace. The new facility will also provide more office space for our selling, general and administrative workforce.

Our operations have been impacted, and may be impacted in the future, by the ongoing COVID-19 pandemic. For example, the previous shelter-in-place order and health orders negatively impacted productivity, disrupted our business, and slowed research and development activities due to limited access to our laboratory space that would otherwise be used by our research and development group, and, to the extent such orders return in similar or more stringent form, they may continue to cause such effects on our operations. The COVID-19 pandemic has also disrupted, and may disrupt in the future, the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Additionally, we are aware of increased demand in the market for certain consumables used in COVID-19 test kits and vaccines. We use such consumables in our operations, and we have faced, and may face in the future, difficulties in acquiring such consumables if our suppliers prioritize orders related to COVID-19. Several of our customers have been delayed in sending us samples due to the inability to collect or ship samples during the COVID-19 pandemic, and these and additional customers may be disrupted from collecting samples or sending purchase orders and samples to us in the future.

While authorities in many areas have lifted or relaxed pandemic-related restrictions, in some cases they have subsequently re-imposed various restrictions after observing an increased rate of COVID-19 cases as the global COVID-19 pandemic continues to evolve and to present serious health risks. There is no guarantee when or if all such restrictions and recommendations will be eliminated, such that we and our customers, manufacturers and suppliers will be able to safely resume operations consistent with our pre-COVID-19 operations. The full extent of the impact of the COVID-19 pandemic on our business, operations and plans remains uncertain and will depend on future developments that cannot be predicted at this time. Such developments include the continued spread of the Omicron variant in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration of the pandemic and the resulting impact on our business and other third parties with whom we do business, and the effectiveness of actions taken globally to contain and treat the disease.

A continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results.

Components of Operating Results

Revenue

We derive our revenue primarily from sequencing and data analysis services to support the development of next-generation cancer therapies and to support large-scale genetic research programs. We support our customers by providing high-accuracy, validated genomic sequencing tests with advanced analytics. Many of these analytics are related to state-of-the-art biomarkers, including those relevant to immuno-oncology therapeutics such as checkpoint inhibitors.

Our revenue is primarily generated through contracts with companies in the pharmaceutical industry, healthcare organizations, and government entities. Our ability to increase revenue will depend on our ability to further penetrate this market. To do this, we are developing a growing set of state-of-the-art services and products, advancing our operational infrastructure, expanding our international presence, building our regulatory credentials, and expanding our targeted marketing efforts. We sell through a small direct sales force.

Since 2018, we have derived a substantial portion of our revenue from sales of our DNA sequencing and data analysis services to the VA MVP. However, we currently do not anticipate deriving such substantial portions of our revenue from the VA MVP going forward. Our contract with the VA MVP does not include specific testing turnaround times. Therefore, we have the ability to modulate the volume of samples processed for the VA MVP up or down to complement sample volumes from all other customers, which can vary from period to period.

We have one reportable segment from the sale of sequencing and data analysis services. Most of our revenue to date has been derived from sales in the United States.

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

Research and Development Expenses

Research and development expenses consist of costs incurred for the research and development of our services and products and costs related to conducting studies and collaborations with partners to validate the clinical utility of our offerings. These expenses consist primarily of personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits), laboratory supplies and consumables, costs of processing samples for research purposes, depreciation and maintenance on equipment, and allocated facilities and IT costs. We include in research and development expenses the costs to further develop software we use to operate our laboratory, analyze the data it generates, and automate our operations.

We expense our research and development costs in the period in which they are incurred. We expect to increase our research and development expenses as we continue to develop new services and products and expand collaborations for clinical validation to secure reimbursement opportunities.

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

Interest Income and Interest Expense

Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. Interest expense in 2022 is the recognition of imputed interest on noninterest bearing loans.

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

Results of Operations

The following sets forth, for the periods presented, our unaudited condensed consolidated statements of operations and selected financial data (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Revenue	$15,227	$20,881
Costs and expenses
Cost of revenue	10,949	13,454
Research and development	17,098	9,496
Selling, general and administrative	15,486	10,421
Total costs and expenses	43,533	33,371
Loss from operations	(28,306)	(12,490)
Interest income	144	95
Interest expense	(59)	—
Other income (expense), net	19	(12)
Loss before income taxes	(28,202)	(12,407)
Provision for (benefit from) income taxes	7	(3)
Net loss	$(28,209)	$(12,404)
Net loss per share, basic and diluted	$(0.63)	$(0.29)
Weighted-average shares outstanding, basic and diluted	44,995,752	42,265,596

	March 31,	December 31,
	2022	2021
Cash and cash equivalents, and short-term investments	$266,540	$287,064
Working capital	254,184	286,918
Total assets	380,647	396,528
Total debt	3,552	3,494
Long-term obligations	54,088	54,914
Total liabilities	93,932	86,227
Total stockholders' equity	286,715	310,301

Revenue

The following table shows revenue by customer type (in thousands):

	Three Months Ended March 31,		Change
	2022	2021
VA MVP	$3,501	$13,210	(73%)
All other customers	11,726	7,671	53%
Total revenue	$15,227	$20,881	(27%)

The following table shows concentration of revenue by customer:

	Three Months Ended March 31,
	2022	2021
Natera, Inc.	27%	*
VA MVP	23%	63%
Pfizer Inc.	11%	12%
* Less than 10% of revenue

VA MVP

The decrease of $9.7 million in revenue from the VA MVP in the first quarter of 2022 was primarily due to a decrease in the volume of samples we tested in this period. As of March 31, 2022, we had a remaining backlog of $4.1 million under our current contract with the VA MVP, including the task order received in September 2021. We expect to convert such amount into revenue during the second quarter of 2022.

The recognition of significant revenue from the VA MVP in future periods after the completion of our current backlog is contingent on receipt of a new contract with the VA MVP and it may not award us a new contract. Further, the value of any such potential new contract may be lower than our current contract and historical contracted orders from the VA MVP, and/or the scope or nature of the services required under any such new contract may change such that we are unable to serve the VA MVP in the future. The task order received in September 2021 had a value of up to approximately $9.7 million, which represents a substantial decline compared to historical contracted orders. At that time, we expected the reduced order amount to be followed by a formal RFP process and a potential new contract to be awarded sometime late in the third quarter of 2022. We are aware that the VA MVP recently initiated a request for information process seeking potential sources to provide high-throughput whole genome sequencing services. However, we are not certain whether there will be a RFP process in 2022. Accordingly, we are not currently expecting to receive any new orders from the VA MVP this year or to recognize any revenue beyond the current order and contract. Unless we receive an additional task order and/or enter into a new services agreement with the VA MVP with a value comparable to that of our current contract and historical contracted orders, our revenue from the VA MVP will continue to decline significantly, and will cease after the second quarter of 2022.

All other customers

The increase of $4.1 million in revenue from all other customers in the first quarter of 2022 was driven primarily by strong demand from large pharmaceutical customers for our NeXT Platform services and products, which resulted in an increase in the volume of samples we tested during this period. Revenue from Natera, Inc. (“Natera”) contributed $3.9 million of the increase in revenue from all other customers due to increased sample receipts under our agreement to provide advanced tumor analysis for use in Natera’s MRD testing offerings. Revenue derived from our NeXT Platform services and products, which includes revenue from Natera, was $7.8 million in the first quarter of 2022, compared to $4.3 million in the first quarter of 2021, an increase of $3.5 million.

Based on the relatively large dollar value of orders received from all other customers throughout fiscal 2021 and the first quarter of 2022, we anticipate that revenue from all other customers will make up the majority of our total revenue in fiscal year 2022.

Costs and Expenses

	Three Months Ended March 31,		Change
	2022	2021
	(in thousands)
Cost of revenue	$10,949	$13,454	(19%)
Research and development	17,098	9,496	80%
Selling, general and administrative	15,486	10,421	49%
Total costs and expenses	$43,533	$33,371	30%

Cost of revenue

The $2.5 million decrease in cost of revenue in the first quarter of 2022 was primarily due to lower levels of revenue, partially offset by higher labor costs, equipment costs, and facilities costs. The specific components of the decrease were a $3.5 million decrease in raw materials costs due to lower revenue levels and favorable customer mix, and a $1.2 million decrease in indirect costs due to a higher utilization of our laboratory for research and development activities, partially offset by a $1.2 million increase in labor costs as a result of increased headcount, a $0.6 million increase in the cost of laboratory supplies and consumables, and a $0.4 million increase in depreciation and maintenance on lab equipment.

Research and development

The $7.6 million increase in research and development in the first quarter of 2022 was primarily due to new service and product development, increased hiring to build our clinical and medical infrastructure, and the cost of testing samples for clinical validation work. The specific components of the increase were a $3.9 million increase in personnel-related costs primarily related to increased headcount, a $2.6 million increase in sample processing costs incurred in our laboratory for new service and product development, a $0.7 million increase in IT and fixed facilities costs, and a $0.4 million increase in depreciation and maintenance on research and development equipment.

Selling, general and administrative

The $5.1 million increase in selling, general and administrative in the first quarter of 2022 was primarily due to expansion of our commercial team. The specific components of the increase were a $2.8 million increase in personnel-related costs related to increased headcount, a $1.1 million increase in professional services (including corporate insurance, audit fees, and legal expenses), a $0.8 million increase in facilities costs driven by our new Fremont facility, and a $0.4 million increase in other sales activities.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2022	2021
Interest income	$144	$95	52%
Interest expense	(59)	—	100%
Other income (expense), net	19	(12)	NM
Total	$104	$83

Interest income and interest expense

The increase in interest income in the first quarter of 2022 was driven by increased yields on our investments during this period and higher average cash and investment balances after our follow-on equity offering in January 2021. Interest expense in the first quarter of 2022 is the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

Other income (expense), net in the first quarter of 2022 consisted mainly of foreign currency remeasurements. Other income (expense), net in the first quarter of 2021 consisted of foreign currency remeasurements and a realized loss on the sale of a marketable debt security, each individually insignificant.

Liquidity and Capital Resources

The following tables present selected financial information and cash flow information (in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents, and short-term investments	$266,540	$287,064
Property and equipment, net	30,600	19,650
Contract liabilities	3,461	3,982
Working capital	254,184	286,918

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(11,357)	$(11,743)
Net cash used in investing activities	(3,161)	(82,544)
Net cash provided by financing activities	515	162,849

From our inception through March 31, 2022, we have funded our operations primarily from $279.0 million in net proceeds from our follow-on equity offerings in August 2020 and January 2021, $144.0 million in net proceeds from our IPO in June 2019, and $89.6 million from issuance of redeemable convertible preferred stock, as well as cash from operations and debt financings. As of March 31, 2022, we had cash and cash equivalents of $91.6 million and short-term investments of $175.0 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments, together with cash provided by operating activities, are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our services or other risks described in this Quarterly Report on Form 10-Q, such as the COVID-19 pandemic, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. We filed a prospectus supplement in January 2022 pursuant to which we could offer and sell additional shares of our common stock up to an aggregate amount of $100.0 million through an at-the-market offering program. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

As of March 31, 2022, cash and cash equivalents held by foreign subsidiaries was $2.4 million. Our intent is to indefinitely reinvest funds held outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is not significant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past.

During the first quarter of 2022, cash used in operating activities of $11.4 million was a result of $28.2 million of net loss, partially offset by non-cash adjustments to net income of $9.0 million (the most significant non-cash expense was $4.8 million of stock-based compensation) and a net positive change in operating assets and liabilities of $7.8 million (of which $4.9 million was due to collections of accounts receivable).

During the first quarter of 2021, cash used in operating activities of $11.7 million was a result of $12.4 million of net loss and a net negative change in operating assets and liabilities of $4.8 million (of which $2.8 million was related to reductions in outstanding customer prepayments as we fulfilled the related revenue contracts), partially offset by non-cash negative adjustments to net income of $5.5 million (the most significant non-cash expense was $3.1 million of stock-based compensation).

During the first quarter of 2022, cash used in investing activities was $3.2 million due to $8.6 million in property and equipment purchases, partially offset by net proceeds from short-term investments of $5.4 million. Cash provided by financing activities of $0.5 million during the same period consisted of proceeds from stock option exercises.

During the first quarter of 2021, cash used in investing activities was $82.5 million due to net purchases of short-term investments of $82.1 million and $0.4 million in property and equipment purchases. Cash provided by financing activities of $162.8 million during the same period consisted of $162.3 million in net proceeds from our January 2021 follow-on offering, and $0.9 million in proceeds from stock option exercises, partially offset by $0.3 million of offering costs.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of capital expenditures, variable costs of revenue, operating expenditures, property leases, and other. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $266.5 million as of March 31, 2022, as well as anticipated cash receipts from customers. To fund our material cash requirements in the short- and long-term, we may also seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

Capital expenditures. We expect to increase capital expenditures in future periods to support our global growth initiatives. Such expenditures are expected to consist primarily of facility renovations and improvements, laboratory equipment, and computer equipment. We currently expect capital expenditures to be between $50 and $55 million in 2022 and between $10 and $15 million in each of the next two fiscal years. In connection with our new headquarters and laboratory facility in Fremont, California, we expect to spend between $35 and $40 million (net of expected landlord reimbursements) in combined leasehold improvements, renovations, administrative, and other costs through the end of 2022. This is the reason for greater expected capital expenditures in 2022 as compared to the following two years.

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

Property leases. Our noncancelable operating lease payments were $83.7 million as of March 31, 2022. The timing of these future payments, by year, can be found in Part I, Item 1 of this Form 10-Q in the Notes to Consolidated Financial Statements in Note 7, “Leases.”

Other. During the second quarter of 2021, we entered into two noninterest bearing loans to finance the purchase of $5.6 million of computer hardware, internal use software licenses, and related ongoing support. We are required to make payments of $1.86 million in each of 2022 and 2023. No payments were due in the first quarter of 2022. Further discussion of this transaction can be found in Part I, Item 1 of this Form 10-Q in the Notes to Consolidated Financial Statements in Note 6, “Loans.”

Certain of our customers prepay us for a portion of the services that they expect to order from us before they place purchase orders and we deliver those services. As of March 31, 2022, we had approximately $3.4 million in customer deposits, including $2.8 million from one customer. We are generally not required by our contracts to retain these deposits in cash or otherwise and we have generally used these deposits to make capital expenditures and fund our operations. When a customer that has prepaid us for future services cancels its contract with us, reduces the level of services that it expects to receive, or we determine that a prepayment is no longer necessary, we will repay that customer’s deposit. We do not expect such repayments to require material amounts of cash.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7.

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

As of March 31, 2022, we had cash and cash equivalents of $91.6 million, consisting of cash held in bank accounts and money market funds denominated in U.S. dollars. Cash equivalents also include commercial paper, corporate debt securities, and U.S. treasuries, which are highly liquid marketable debt securities with maturities at the time of purchase of three months or less. As of March 31, 2022, we held short-term marketable debt securities of $175.0 million, consisting of U.S. agency bonds, commercial paper, corporate bonds, U.S. treasuries, non-U.S. government securities, and asset-backed securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. As of March 31, 2022, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $0.9 million decline in the fair value of our marketable debt securities and a hypothetical 100 basis point decrease in interest rates would have resulted in an approximate $0.8 million increase in the fair value of our marketable debt securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. A 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents, exclusive of the marketable debt securities.

We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. An insignificant portion of our operations consists of activities outside of the U.S. transacted in other currencies, primarily the Chinese renminbi and British pound. To date, our results of operations and cash flows are not materially impacted by foreign currency movements. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2022, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. An evaluation was also performed under the supervision and with the participation of our management, including our CEO and our CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•

The exit of the United Kingdom from the EU could lead to further regulatory divergence and require us to incur additional expenses in order to develop, manufacture, and commercialize our products and services.

Intellectual Property Risks

•

Litigation or other proceedings or claims of intellectual property infringement, misappropriation, breach of license terms or other violations may require us to spend significant time and money, including damages, and could prevent us from selling our tests.

•	If we cannot license rights to use necessary technologies on reasonable terms, we may not be able to commercialize new services and products.
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

We have incurred net losses since our inception. For the years ended December 31, 2021, 2020, and 2019 we had net losses of $65.2 million, $41.3 million, and $25.1 million, respectively. For the three months ended March 31, 2022, we had a net loss of $28.2 million. As of March 31, 2022, we had an accumulated deficit of $275.3 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Our operations have been impacted by the ongoing COVID-19 pandemic. For example, the previous shelter-in-place order and health orders have negatively impacted productivity, disrupted our business, and slowed research and development activities due to us limiting access to our laboratory space that would otherwise be used by our research and development group, and, to the extent such orders return in similar or more stringent form, they may continue to cause such effects on our operations. The COVID-19 pandemic has disrupted, and may disrupt in the future, the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Additionally, we are aware of increased demand in the market for certain consumables used in COVID-19 test kits and vaccines. We use such consumables in our operations, and we have faced, and may face in the future, difficulties in acquiring such consumables if our suppliers prioritize orders related to COVID-19 or if other supply chain issues arise as a result of the COVID-19 pandemic. Several of our customers have been delayed in sending us samples due to the inability to collect or ship samples during the COVID-19 pandemic, and these and additional customers may be disrupted from collecting samples or sending purchase orders or samples to us in the future.

While authorities in many areas have lifted or relaxed pandemic-related restrictions, in some cases they have subsequently re-imposed various restrictions after observing an increased rate of COVID-19 cases as the global COVID-19 pandemic continues to evolve and to present serious health risks. There is no guarantee when or if all such restrictions and recommendations will be eliminated, such that we and our customers, manufacturers and suppliers will be able to safely resume operations consistent with our pre-COVID-19 operations. The full extent of the impact of the COVID-19 pandemic on our business, operations and plans remains uncertain and will depend on future developments that cannot be predicted at this time. Such developments include the continued spread of the Delta and Omicron variants in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration of the pandemic and the resulting impact on our business and other third parties with whom we do business, and the effectiveness of actions taken globally to contain and treat the disease.

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

Our principal competition comes from commercial and academic organizations using established and new laboratory tests to produce information that is similar to the information that we generate for our customers. These commercial and academic organizations may not utilize our services or may not believe them to be superior to those tests that they currently use or others that are developed. Further, it may be difficult to convince our customers and potential customers to use our comprehensive test rather than simpler panels provided by our competitors. For example, the information that we provide may be more challenging or require additional resources for our customers to interpret than the information provided by our competitors’ less comprehensive assays. In addition, our suppliers or competitors may announce the development of new products, services or features that results in our customers’ or potential customers’ decision to reduce, postpone or cancel orders from us while they wait to determine which products, services or features are or will be perceived as technologically superior, more commercially successful or adopted as standards in the industry; such decisions by our customers or potential customers may be influenced by their concerns regarding the potential obsolescence of data generated using our services and features if our services or features are or will not be perceived as technologically superior, commercially successful or adopted as standards in the industry.

Some of our present or potential competitors, including Adaptive Biotechnologies Corporation, Adela, Inc., ArcherDx, Inc., which was acquired by Invitae Corporation in October 2020, BillionToOne, Inc., C2i Genomics, Inc., Caris Life Sciences, Inc., Covance Inc., which was acquired by Laboratory Corporation of America Holdings in February 2015, Foresight Diagnostics, Inc., Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in July 2018, Freenome, Inc., Geneseeq Technology Inc., Genosity, Inc., which was acquired by Invitae Corporation in April 2021, GRAIL, which Illumina announced that it had acquired in August 2021, Guardant Health, Inc., Inivata Limited, which was acquired by NeoGenomics, Inc. in June 2021, Invitae Corporation, Mount Sinai Genomics, Inc. which does business under the name Sema4, Natera, NanoString Technologies, Inc., NeoGenomics, Inc., Personal Genome Diagnostics, Inc., Predicine, Inc., Roche Molecular Systems, Inc., and Tempus, Inc., may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD testing offerings. During the three months ended March 31, 2022, revenue under our agreement accounted for 27% of our total revenue. See “—We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” In addition, our present or potential competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. For example, in August 2021, Illumina announced it completed its acquisition of GRAIL, a company focused on early cancer detection and potentially other forms of cancer analysis using next-generation sequencing technology, which we view as a potential competitor. Illumina is also one of our significant suppliers. See “—We rely on a limited number of suppliers, or in some cases, a sole supplier, for some of our laboratory instruments and materials, and we may not be able to find replacements or immediately transition to alternative suppliers should we need to do so.” Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services, which could force us to lower the price of our services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized products or services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, or if we cannot maintain successful customer or supply relationships with Natera, Illumina or other present or potential competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenue or achieving or sustaining profitability.

We expect that biopharmaceutical companies will increasingly focus attention and resources on the targeted and personalized cancer diagnostic sector as the potential and prevalence of molecularly targeted oncology therapies approved by the FDA along with companion diagnostics increases. For example, the FDA has approved several such targeted oncology therapies that use companion diagnostics, including the anaplastic lymphoma kinase FISH test from Abbott Laboratories, Inc. for use with Xalkori® from Pfizer Inc., the BRAF kinase V600 mutation test from Roche Molecular Systems, Inc. for use with Zelboraf® from Daiichi-Sankyo/Genentech/Roche, and the BRAF kinase V600 mutation test from bioMerieux for use with Tafinlar® from GlaxoSmithKline. Since companion diagnostic tests are part of FDA labeling, non-FDA cleared tests, such as the ones we currently offer as part of our services, would be considered an off-label use and this may limit our access to this market segment. Our customers and potential customers may request, or in some cases have requested, that we consider developing and seeking FDA approval for companion diagnostic tests to accompany those customers’ therapeutic product candidates, and it may be necessary for us to do so in order to successfully compete for the business of these customers. If we do not successfully develop FDA-approved companion diagnostics, we may be at a competitive disadvantage and may be unable to increase market acceptance and sales of our other service or product offerings, which would prevent us from increasing or sustaining our revenue or achieving or sustaining profitability. If we were to develop one or more FDA-approved companion diagnostics, we would incur increased research and development expenses, and such activities may also divert our resources or the attention of our management and may create competing internal priorities for us. In addition, we have limited experience developing diagnostics, have never developed an FDA-approved companion diagnostic, and may be unable to successfully compete against companies with more experience developing and commercializing companion diagnostics.

Additionally, projects related to cancer diagnostics and particularly genomics have received increased government funding, both in the United States of America (the “U.S.”) and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products and services aimed at identifying treatment options will be developed and that these products and services may compete with our services. In addition, competitors may develop their own versions of our current or planned future services and products in countries where we did not apply for or receive patents and compete with us in those countries, including encouraging the use of their products or services by biopharmaceutical companies in other countries.

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from our largest customers, the VA MVP and Natera.

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from the VA MVP, which accounted for 23% and 63% of our revenue for the three months ended March 31, 2022 and 2021, respectively. Revenue from Natera accounted for 27% of our revenue for the three months ended March 31, 2022. Our top five customers, including the VA MVP, accounted for 73% and 87% of our revenue for the three months ended March 31, 2022 and 2021, respectively. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond the VA MVP and Natera, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, while we have long-term contractual arrangements with certain of our customers, including Natera, these customers are not required to purchase a minimum number of analyses. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if the VA MVP terminates our services for convenience, which it is permitted to do, such termination would have a material adverse effect on our revenue, cash position, and results of operations. Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Likewise, if Natera or any of our other significant customers were to reduce or cease their use of our services, then our revenue, cash position, and results of operations may be materially adversely impacted. Further, if any of our significant customers were to stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

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

We currently derive a substantial portion of our revenue from sales of our DNA sequencing and data analysis services to the VA MVP. In September 2017, we entered into a one-year contract with three one-year optional renewal periods with the VA for the VA MVP, pursuant to which we received contracted orders from the VA MVP in September 2017, 2018, 2019, 2020, and 2021. The current contract does not include a renewal option. For us to provide additional services to the VA MVP after completion of the current contract, we would need to receive an additional task order and/or enter into a new services agreement with the VA MVP, neither of which had occurred as of the date of filing this quarterly report.

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

The VA MVP’s contracted orders for DNA sequencing and data analysis services have fluctuated significantly in value over time and are subject to the availability of funding, enrollment of veterans in the VA MVP study, and the VA MVP’s continued demand for our services among other factors. For example, the VA MVP contracted order received in September 2020 had a value of up to approximately $31 million, whereas the VA MVP contracted order received in September 2021 has a value of up to approximately $9.7 million, which represents a substantial decline. We are aware that the VA MVP recently initiated a request for information process seeking potential sources to provide high-throughput whole genome sequencing services. However, we are not certain there will be a RFP process in 2022. Accordingly, we are not currently expecting to receive any new orders from the VA MVP this year or to recognize any revenue beyond the current order and contract. Unless we receive an additional task order and/or enter into a new services agreement with the VA MVP with a value comparable to that of our current contract and historical contracted orders, our revenue from the VA MVP will decline significantly, and will cease after the second quarter of 2022.

We have no certainty that funding will be made available for our services, or that the VA MVP will award any future contracts, contract renewals or contracted orders to us. If the priorities of the VA, the VA MVP, or the U.S. government have changed or change in the future, including in response to the COVID-19 pandemic for example, funding for our services may be limited or not available, and our business, financial condition, and operating results and cash flows will be materially harmed. Similarly, if we do not win future VA MVP contracts and renewals (whether due to being outbid by a competitor or the VA MVP’s decision not to award a future contract on a timely basis or at all, or to terminate for convenience or failure to renew any contract, for whatever reason), our business, financial condition, revenue and other operating results and cash flows will be materially harmed. The success of our business and our future operating results are significantly dependent on the VA MVP’s continued demand and receipt of funding for use of our services and the terms of our sales to the VA MVP, including the price per sample, the number of samples and the timing of the VA MVP’s deliveries of samples. Furthermore, we only recognize revenue under our VA MVP contract upon the receipt and processing of samples, and the timing and number of VA MVP samples we receive has been and could in the future be negatively affected by factors beyond our control, which has resulted, and may result in the future, in delaying our ability to process and recognize revenue for such samples. For example, the revenue we recognized during the contract year that began in September 2020 significantly exceeded the value of the VA MVP contracted order we received in September 2020 because we continued to receive after such date, and subsequently processed, samples under VA MVP contracted orders that remained unfulfilled as of September 2020 due to the time required for the VA to select optimal samples from its collection for research and then provide us those samples. Therefore, period-to-period comparisons of our operating results relating to VA MVP contracted orders may not be meaningful. For example, even if the VA MVP initiates a new RFP process in 2022 and we win a contract and order with a value comparable to that of the September 2020 contracted order, the revenue we recognize under such potential new contract and order may be less than the revenue we recognized during the 2020-2021 contract year. The timing and number of VA MVP samples may also continue to be negatively affected by the COVID-19 pandemic. For example, in March 2020, the VA MVP announced that it was suspending sample collection due to the COVID-19 pandemic. In addition, we believe the COVID-19 pandemic may have been a contributing factor to the reduction in value of the September 2021 VA MVP contracted order compared to the September 2020 contracted order, as the VA MVP delayed new enrollment and also may have needed to divert resources to respond to the pandemic, and the COVID-19 pandemic may also negatively impact the value of any potential new VA MVP contract or order.

We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.

In February 2021, we entered into a partnership in the field of personalized oncology with Natera, pairing our NeXT tumor profiling and diagnostic services and products with Natera’s personalized ctDNA platform Signatera™ for treatment monitoring and MRD assessment. Under this non-exclusive agreement, Natera is responsible for validating the design of, and commercialization of, Signatera personalized ctDNA assays using matched tumor and normal exome sequence data from us. The agreement covers MRD testing for both clinical use and research use. Since that time, Natera’s sample volumes have increased such that we currently derive a significant portion of our revenue from sales of our DNA sequencing and data analysis services to Natera under our agreement. For example, during the first quarter of 2022, revenue under our agreement accounted for 27% of our total revenue. While our agreement with Natera is a long-term contractual arrangement, Natera is not required to purchase a minimum number of analyses from us under the agreement, and we have only limited visibility to Natera’s forecasted sample volumes for future periods. We are aware that Natera has at least one third party supplier of DNA sequencing and analysis services, such that Natera has elected, and may continue to elect in the future, to send a portion (or all) of its samples to its other supplier(s) instead of us, which it is not contractually prohibited from doing, given the non-exclusive nature of our agreement. Natera may also bring a portion (or all) of such services in-house in the future, which may result in them purchasing fewer (or no) such services from us, or none from us at all. Our agreement with Natera requires us to achieve certain quality and turnaround time metrics for Natera samples. Recently, the volumes of samples sent to us by Natera have fluctuated significantly and may continue to do so in the future, which could cause us to experience difficulty in achieving such metrics from time to time, or to meet our other obligations under our agreement. If we consistently fail to achieve such metrics, or any of our other obligations under our agreement with Natera, Natera may elect to send a portion (or all) of its samples to its other supplier(s) and/or bring such services in-house.

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

We rely on a limited number of suppliers for sequencers and other equipment and materials that we use in our laboratory operations. For example, we rely on Illumina as the sole supplier of sequencers and various associated reagents and other materials used in our routine laboratory operations, and as the sole provider of maintenance and repair services for these sequencers. Our various pricing agreements with Illumina are set to expire on various dates up to December 2022. In August 2021, Illumina completed its acquisition of GRAIL, a company focused on early cancer detection and potentially other forms of cancer analysis using next-generation sequencing technology. Any disruption in Illumina’s operations, or our inability to negotiate an extension to our agreements with Illumina on acceptable terms, or at all, or any competitive pressure resulting from Illumina’s acquisition of GRAIL, could negatively impact our supply chain and laboratory operations and our ability to conduct our business and generate revenue. Additionally, the COVID-19 pandemic has disrupted, and may continue to disrupt, Illumina’s ability to fulfill our purchase orders for reagents or other materials in a timely manner and the pandemic has also disrupted, and may continue to disrupt, the ability of our other suppliers to fulfill our purchase orders in a timely manner or at all. Our suppliers could cease supplying these materials and equipment at any time, or fail to provide us with sufficient quantities of materials or equipment that meet our specifications. Our laboratory operations have been and in the future could be interrupted if we encounter delays or difficulties in securing sequencers or other equipment or materials, or if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations, and reputation.

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

In the EEA (and Northern Ireland) the new European Union (“EU”) In Vitro Diagnostic Device Regulation (the “IVDR”) entered into force on May 25, 2017, replacing the In-Vitro Diagnostic Directive (the “IVDD”) (and national legislation that implemented the IVDD in member states) as the primary legislation governing in-vitro diagnostic devices (“IVD”). IVDs are placed into a class based on their perceived risk to the patient and wider public. Under the IVDR there are four classes of IVDs, referred to as classes A, B, C, and D, D being the highest risk and A being the lowest risk. The main requirements of the IVDR apply regardless of the class which the relevant device falls into, and class A devices (including instruments and specimen receptacles) are the only devices that can be self-certified as meeting the requirements of the IVDR. The IVDR explicitly includes software used for diagnostic purposes in its scope. Most requirements under the IVDR will not apply until the end of a transition period. Devices that are new and those that do not require notified body involvement under the IVDR must comply with the new requirements from May 26, 2022. Most requirements under the IVDR will not apply until the end of a transition period which is expected to occur on May 26, 2022. The IVDR broadens the scope of the regulation of IVDs and, among other things, tightens the requirements for clinical evidence and conformity assessment, increases transparency requirements, and introduces a requirement for a unique device identifier for every IVD. The IVDR requires pre-registration and post-market data collection to ensure that the device meets the relevant requirements. It is also notable that diagnostic and therapeutic services offered to customers in the EEA (and Northern Ireland) (whether directly or via intermediaries) by providers that are based outside the EEA will be covered by the IVDR. The IVDR will not apply to Great Britain (England, Wales and Scotland). These additional regulatory requirements are likely to increase the cost and time required in order to obtain regulatory approval for products and services in the EEA where such approval was already necessary, and in certain cases will introduce a new requirement to obtain regulatory approval where one did not exist under the IVDD arrangements. Further, the IVDR may result in devices being classified in a higher risk category than would have been the case under the existing IVDD arrangements.

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

Physicians, hospitals, and third-party payors often are slow to adopt new products, services, technologies, and treatment practices that require additional upfront costs and training. Physicians may not be willing to undergo training to adopt personalized cancer therapies, may decide that such therapies are too complex to adopt without appropriate training or not cost-efficient, and may choose not to administer these therapies. Based on these and other factors, hospitals and payors may decide that the benefits of personalized cancer therapies do not or will not outweigh their costs.

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

In June 2020, we entered into a partnership with a clinical genomics and life sciences company headquartered in China as a means to expand business operations into China in the near term. Our first wholly owned subsidiary was formed in Shanghai in October 2020. Our expansion and investment plans are subject to substantial risks which may include, but are not limited to: the inability to protect our intellectual property rights under Chinese law, which may not offer as high a level of protection as U.S. law; unexpectedly long negotiation periods with Chinese suppliers and customers; quality issues related to supplies sourced from local vendors; unexpectedly high labor costs due to a tight labor supply; foreign investment restrictions, including those that restrict foreign investment in the development and application of gene diagnosis and treatment technologies (which we believe prevent us from directly offering our NeXT Dx test, or other diagnostic tests based on our NeXT Platform, to patients in China); and difficulty in repatriating funds and selling or transferring assets. Our investments in China also expose us to additional foreign currency exchange risk. In addition, as tensions have escalated between the U.S. and China, we believe there is an enhanced risk that our planned investments in China may be subject to unforeseen risks or restrictions, which may include expropriation of the investments by the Chinese government or new restrictions imposed by the U.S. government on the export of necessary goods or technologies to our Shanghai subsidiary. These and other risks may result in our not realizing a return on, or losing some, or all, of our planned investments in China, which could have a material adverse effect on our financial condition and financial performance.

Personal privacy, cyber security, and data protection are becoming increasingly significant issues in China. For example, the State Council of the People’s Republic of China adopted the Regulations of the People’s Republic of China on Administration of Human Genetic Resources, which went into effect on July 1, 2019. The regulations establish a framework for the collection, preservation, utilization, and supply abroad of human genetic resources of China. The regulations also establish a framework for the use of data and other information generated from use of human genetic resources of China. The regulations also provide that foreign organizations, individuals and entities established or controlled by them are prohibited to collect or preserve China’s human genetic resources or transport them abroad. Due to the lack of detailed interpretations and implementations, it is not clear whether the agency in China responsible for enforcing the regulations will grant the necessary approvals for use by us and our partners of our NeXT Platform or our other current or future services and products in research or clinical projects involving China’s human genetic resources or information generated therefrom. For example, we understand that the initial application by one of our pharmaceutical customers for such a project approval was previously rejected by such agency in China for reasons relating to data retention by our customer and sharing of rights to research results with our customer’s collaborator in China. Although it is our understanding that the agency’s decision was not based on the use of our NeXT Platform in the project, and that the agency subsequently approved applications by our customer for this project and another project also involving the use of our NeXT Platform, we are supporting and expect in the future to support the preparation of multiple such applications, and there is no guarantee that any such additional applications will be approved by such agency in the future. The Chinese government separately has various regulations relating to the collection, use, storage, disclosure, and security of data, among other things, including the new Personal Information Protection Law (“PIPL”) passed by the Standing Committee of China’s National People’s Congress on August 20, 2021, which took effect on November 1, 2021 and contains provisions similar to those of the General Data Protection Regulation (EU) 2016/679 (“GDPR”) adopted by the EU, including extraterritorial reach, restrictions on data transfer, compliance obligations and sanctions for non-compliance. We cannot assure you that we will be able to comply with all these regulatory requirements. Any failure to comply with relevant regulations and policies could result in significant cost and liability to us and could adversely affect our business and results of operations. For example, the consequences for failing to comply with the PIPL could potentially include monetary penalties, business suspension and revocation of business licenses. Any additional new regulations or the amendment or modification of previously implemented regulations, or the failure to receive any necessary approvals for use of our services or products in connection with such projects, could require us and our partners to change our business plans and incur additional costs, and could limit our ability to generate revenue in China.

Expansion into international markets would subject us to increased regulatory oversight and regulatory, economic, social, health and political uncertainties, which could cause a material adverse effect on our business, financial position, and results of operations.

We may in the future expand our business and operations into international jurisdictions in which we have limited operating experience, including with respect to seeking regulatory approvals and marketing and selling products and services. For example, in June 2020, we announced our intention to expand into China and entered into a partnership with a clinical genomics and life sciences company headquartered in China as a means to expand business operations into China in the near term. As we expand internationally, our operations in these jurisdictions may be adversely affected by general economic conditions and economic and fiscal policy, including changes in exchange rates and controls, interest rates and taxation policies, increased government regulation, social instability, local or regional health crises, and political, economic or diplomatic developments in the future. Certain jurisdictions have, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries. Rioting, military activity, terrorist attacks, or armed hostilities could cause our operations in such jurisdictions to be adversely affected or suspended. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. In addition, anti-bribery and anti-corruption laws may conflict with some local customs and practices in foreign jurisdictions. Our international operations may subject us to heightened scrutiny under the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the United Kingdom (the “U.K.”) Bribery Act and similar anti-bribery laws, and could subject us to liability under such laws despite our best efforts to comply with such laws. As a result of our policy to comply with the FCPA, the U.K. Bribery Act and similar anti-bribery laws, we may be at a competitive disadvantage to competitors that are not subject to, or do not comply with, such laws. Further, notwithstanding our compliance programs, there can be no assurances that our policies will prevent our employees or agents from violating these laws or protect us from any such violations. Additionally, we cannot predict the nature, scope or impact of any future regulatory requirements that may apply to our international operations or how foreign governments will interpret existing or new laws. Alleged, perceived, or actual violations of any such existing or future laws by us or due to the acts of others, may result in criminal or civil sanctions, including contract cancellations or debarment, and damage to our reputation, any of which could have a material adverse effect on our business.

Regulatory, Legal and Cybersecurity Risks

Our tests may be subject to regulatory action if regulatory agencies determine that our tests do not appropriately comply with statutory and regulatory requirements enforced by the U.S. Food and Drug Administration, and/or CLIA requirements for quality laboratory testing.

The laws and regulations governing the marketing of clinical laboratory tests are extremely complex and in many instances there are no significant regulatory or judicial interpretations of these laws and regulations. The Federal Food, Drug and Cosmetic Act (the “FDC Act”) defines a medical device to include any instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including a component, part, or accessory, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals. Some of our tests may be considered by the FDA to be in vitro diagnostic products that are subject to regulation as medical devices. Among other things, pursuant to the FDC Act and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the U.S. to ensure that medical devices distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices.

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

Legislative proposals addressing oversight of genetic testing and LDTs have been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time to time in the future. For example, the proposed “Verifying Accurate, Leading-edge IVCT Development” (VALID) Act, most recently introduced in June 2021, would clarify and enhance FDA’s authority to regulate LDTs, including pre-market review of non-exempted tests. As currently proposed, the VALID Act would grandfather existing CLIA-compliant LDTs but would allow the FDA to subject otherwise grandfathered tests to pre-market review under certain conditions. We cannot predict whether the VALID Act will become legislation and cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, whether through finalization of guidance issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law or guidance could be issued by the FDA that may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests. This legislative and regulatory uncertainty exposes us to the possibility of enforcement action or additional regulatory controls and submissions for our tests, both of which could be burdensome. For example, if the VALID Act as currently proposed becomes legislation, we may be required to seek FDA pre-market review of the LDT version of our NeXT Personal assay that we plan to launch in the future, particularly if the LDT version of our NeXT Personal assay is ineligible for the grandfathered test exemption, which could increase the cost of, or delay, limit or prohibit, our development and introduction of the LDT version of our NeXT Personal assay. In addition, we cannot be certain that the FDA will not enact rules or guidance documents that could impact our ability to purchase certain materials necessary for the performance of our tests, such as products labeled for research use only. Should any of the reagents obtained by us from suppliers and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting, or prohibiting the purchase of reagents necessary to perform testing.

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

Generally, Class I devices do not require premarket authorization, but are subject to a comprehensive set of regulatory authorities referred to as general controls. Class II devices, in addition to general controls, generally require special controls and premarket clearance through the submission of a section 510(k) premarket notification. Class III devices are subject to general controls and special controls, and also require premarket approval prior to commercial distribution, which is a more rigorous process than premarket clearance. Under the FDC Act, a device that is first marketed after May 28, 1976 is by default a Class III device requiring premarket approval unless it is within a type of generic device class that has been classified as Class I or Class II. Even if a device falls under an existing Class II, non-exempt, device classification, the device must also be shown to be “substantially equivalent” to a legally marketed predicate device through submission of a section 510(k) premarket notification. If after reviewing a firm’s 510(k) premarket notification, the FDA determines that a device is not substantially equivalent to a legally marketed predicate device, the new device is classified into Class III, requiring premarket approval. It is possible for a manufacturer to obtain a Class I or Class II designation without an appropriate predicate by submitting a de novo request for reclassification.

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

If premarket review of our tests is required, the premarket review process may involve, among other things, successfully completing additional clinical trials. If we are required to conduct premarket clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our service and product development costs, delay commercialization of any future services or products, and interrupt sales of our current services and products. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the concerns around genetic testing, the nature of the protocol, the proximity of patients to clinical sites, and the eligibility criteria for the clinical trial.

If we are required to conduct clinical trials, we and any third-party contractors we engage would be required to comply with good clinical practices (“GCPs”), which are regulations and guidelines enforced by the FDA, for devices in clinical development. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any third-party contractor fails to comply with applicable GCPs, the clinical data generated in clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before clearing or approving our marketing applications. A failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory clearance or approval process. In addition, if these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our tests. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our tests or to achieve or sustain profitability.

The FDA requires medical device manufacturers to comply with, among other things, current good manufacturing practices for medical devices, set forth in the Quality System Regulation at 21 C.F.R. Part 820, which requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures during the manufacturing process; the medical device reporting regulation, which requires that manufacturers report to the FDA if their device or a similar device they market may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; labeling regulations, including the FDA’s general prohibition against promoting devices for unapproved or “off-label” uses; the reports of corrections and removals regulation, which requires manufacturers to report to the FDA if a device correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the FDC Act caused by the device which may present a risk to health; and the establishment registration and device listing regulation.

Moreover, there can be no assurance that any cleared or approved labeling claims will be consistent with our current claims or adequate to support continued adoption of our services and products. If premarket review is required for some or all of our services and products, the FDA may require that we stop selling such services and products pending clearance or approval, which would negatively impact our business. Even if our services and products are allowed to remain on the market prior to clearance or approval, demand for our services and products may decline if there is uncertainty about our services or products, if we are required to label our services or products as investigational by the FDA, or if the FDA limits the labeling claims we are permitted to make for our services or products. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our services and products, or from other services or products now in development.

In addition, any clearance or approval we obtain for our services or products may contain requirements for costly post-market testing and surveillance to monitor the safety or efficacy of the product. The FDA has broad post-market enforcement powers, and if unanticipated problems with our services or products arise, or if we or our suppliers fail to comply with regulatory requirements following FDA clearance or approval, we may become subject to enforcement actions such as:

•	restrictions on manufacturing processes;
•	restrictions on service or product marketing;
•	warning letters;
•	withdrawal or recall of services or products from the market;
•	refusal to approve pending PMAs, 510(k)s, or supplements to approved PMAs or cleared 510(k)s that we submit;
•	fines, restitution, or disgorgement of profits or revenue;
•	suspension or withdrawal of regulatory clearances or approvals;
•	limitation on, or refusal to permit, import or export of our products;
•	product seizures;
•	injunctions; or
•	imposition of civil or criminal penalties.

Moreover, the FDA strictly regulates the promotional claims that may be made about medical devices. In particular, a medical device may not be promoted for uses that are not approved by the FDA as reflected in the device’s approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with the device’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal, and administrative penalties.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance, and inspections. We have a current CLIA certificate to conduct our tests at our laboratory in Menlo Park, California. To renew this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratory. We will need a need a new CLIA certificate to operate our laboratory in the new Fremont facility. Any delay in inspection for or approval of our new CLIA certificate for the Fremont facility could result in a material disruption to our operations.

We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory in Menlo Park, including the training and skills required of personnel and quality control. Several other states in which we operate also require that we hold licenses to test specimens from patients in those states, under certain circumstances. For example, our clinical reference laboratory is required to be licensed on a test-specific basis by New York as an out-of-state laboratory, and our LDTs must be approved by the New York State Department of Health (the “NYDOH”) on a test-by-test basis before they are offered in New York. We are subject to periodic inspection by the NYDOH and are required to demonstrate ongoing compliance with NYDOH regulations and standards. To the extent NYDOH identified any non-compliance and we are unable to implement satisfactory corrective actions to remedy such non-compliance, the State of New York could withdraw approval for our tests. Additionally, states such as Maryland, Pennsylvania, and Rhode Island may also require us to maintain out-of-state licenses. Other states may have similar requirements or may adopt similar requirements in the future. Although we have obtained licenses from states where we believe we are required to be licensed, we may become aware of other states that require out-of-state laboratories to obtain licensure in order to accept specimens from the state, and it is possible that other states currently have such requirements or will have such requirements in the future. We will need new state license from California and New York to continue our current laboratory operation in the new Fremont facility. Any delay in inspection for or approval of these state laboratory licenses for the Fremont facility could result in a material disruption to our operations. We may also be subject to regulation in foreign jurisdictions as we seek to expand international utilization of our tests or such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of human blood necessary for us to perform our tests that may limit our ability to make our tests available outside of the U.S. Complying with licensure requirements in new jurisdictions may be expensive and/or time-consuming, may subject us to significant and unanticipated delays, or may be in conflict with other applicable requirements.

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

Although we market our tests as LDTs that are currently subject to the FDA’s exercise of enforcement discretion, if we fail to operate within the conditions of that exercise of enforcement discretion, if any of our services or products otherwise fail to comply with FDA regulatory requirements as enforced, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, we would be subject to the applicable requirements of the FDC Act and the FDA’s implementing regulations. The FDA is empowered to impose sanctions for violations of the FDC Act and the FDA’s implementing regulations, including warning letters, civil and criminal penalties, injunctions, product seizure or recall, import bans, restrictions on the conduct of our operations and total or partial suspension of production. Any of the aforementioned sanctions could cause reputational damage, undermine our ability to maintain and increase our revenue, and harm our business, financial condition, and results of operations. In particular, if we or the FDA discover that any of our services or products have defects that call into question the accuracy of their results, we may be required to undertake a retest of all results and analyses provided during the period relevant to the defect, or recall the affected services and products. The direct costs incurred in connection with such a recall in terms of management time, administrative, and legal expenses and lost revenue, together with the indirect costs to our reputation could harm our business, financial condition, and results of operations, and our ability to execute our business strategy. While we believe that we are currently in material compliance with applicable laws and regulations as currently enforced, the FDA or other regulatory agencies may not agree, and a determination that we have violated these laws or a public announcement that we are being investigated for possible violations of these laws could adversely affect our business, financial condition, results of operations, and prospects.

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

In the ordinary course of our business, we collect, process, receive, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and store proprietary, confidential, and sensitive information, including protected health information (“PHI”), personally identifiable information (“PII”), credit card and other financial information, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or our customers, payors, and other parties. It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. We depend on information technology and telecommunications systems for significant elements of our operations and we have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including, for example, systems handling human resources, financial reporting and controls, customer relationship management, regulatory compliance, and other infrastructure operations. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit, and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors, as we have outsourced elements of our operations to third parties and as a result a number of third-party vendors and other contractors and consultants have access to our proprietary, confidential, and sensitive information. Our ability to monitor these third parties’ security practices is limited, and these third parties may not have adequate security measures in place.

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

We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, hostile foreign governments or agencies, or cybersecurity researchers. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our services and technologies could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. Additionally, we cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy, data protection, and data security obligations.

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

Any such access, breach, or other loss of information could result in legal claims or proceedings, liability under domestic or foreign privacy, data protection, and data security laws such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”), and penalties. Applicable privacy, data protection, or data security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Notice of certain security breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services (“HHS”), and for extensive breaches, notice may need to be made to the media or state attorneys general. Such a notice could harm our reputation and our ability to compete. Although we have implemented security measures and a formal, dedicated enterprise security program to prevent unauthorized access to patient data, such data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach. Unauthorized access, loss, or dissemination could also damage our reputation or disrupt our operations, including our ability to conduct our analyses, deliver test results, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process, and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business.

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

Further, European and UK privacy, data protection, and data security laws, including the GDPR and the UK GDPR, generally restrict the transfer of personal information from the UK, EEA and Switzerland to the U.S. and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. There is uncertainty on how to implement such safeguards and how to conduct such transfers in compliance with the GDPR and UK GDPR, and certain safeguards may not be available or applicable with respect to some or all of the personal information processing activities necessary to research, develop and market our products and services. The European Commission recently released a set of Standard Contractual Clauses

(“SCCs”) that is designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, the SCCs are a valid mechanism to transfer personal data outside of the EEA. The SCCs, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the transferred personal information. Moreover, due to potential legal challenges, there is uncertainty regarding whether the SCCs will remain a valid mechanism for transfers of personal information out of the EEA. Similarly, the UK’s Information Commissioner’s Office has released its international data transfer agreement (“IDTA”) governing data transfers much like the SCCs. If we are unable to implement a valid solution for personal information transfers to the U.S. and other countries, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe to the U.S. or other countries may decrease demand for our products and services as our customers that are subject to the GDPR or UK GDPR may seek alternatives that do not involve personal information transfers out of Europe. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses and the IDTA.

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

The enactment of the CCPA has led a wave of similar legislative developments in other states in the U.S., which creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business, financial condition and results of operations. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, a comprehensive privacy, data protection, and data security statute that becomes effective on January 1, 2023 (at the same time as the CPRA) and shares similarities with the CCPA, the CPRA, and legislation proposed in other states. In June 2021, Colorado enacted a similar law, the Colorado Privacy Act, which becomes effective on July 1, 2023 and Utah recently enacted the Utah Consumer Privacy Act. Many other states are considering proposed comprehensive data privacy legislation and all 50 states have passed some form of legislation relating to privacy or cybersecurity (for example, all 50 states have enacted laws requiring disclosure of certain personal information breaches). Additionally, several states and localities have enacted statutes banning or restricting the collection of biometric information. At the federal level, the United States Congress is considering various proposals for comprehensive federal privacy, data protection, and data security legislation and, while no such law currently exists, we are subject to applicable existing federal laws and regulations, such as the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to privacy, data protection, and data security. These state statutes, and other similar state or federal laws, may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and other processing or protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. These laws and other changes in laws or regulations relating to privacy, data protection, and data security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase our operating costs, or require changes to our operations.

Compliance with U.S. and foreign privacy, data protection, and data security laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

Moreover, complying with these various laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We typically rely on our customers to obtain valid and appropriate consents from data subjects whose genetic samples and data we process on such customers’ behalf. Given that we do not typically obtain direct consent from such data subjects and we do not audit our customers to ensure that they have obtained the necessary consents required by law, the failure of our customers to obtain consents that are valid under applicable law could result in our own non-compliance with privacy laws. If we fail, or are perceived to have failed, to address or comply with U.S. and foreign privacy, data protection, and data security laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with privacy, data protection, and data security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, and results of operations.

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

•

the Anti-Markup Rule, which, among other things, prohibit a physician or supplier billing the Medicare program from marking up the price of a purchased diagnostic service performed by another laboratory or supplier that does not “share a practice” with the billing physician or supplier. Penalties may apply to the billing physician or supplier if Medicare or another payer is billed at a rate that exceeds the performing laboratory’s charges to the billing physician or supplier, and the performing laboratory could be at risk under false claims laws, described below, for causing the submission of a false claim;

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

•

the federal civil and criminal false claims laws, including the False Claims Act, which impose liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government. These laws can apply to entities that provide information on coverage, coding, and reimbursement of their products and services and assistance with obtaining reimbursement to persons who bill payors. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement;

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

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, biologicals, and medical devices or supplies that require premarket approval by or notification to the FDA, and for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information related to (i) payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members;

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

We could be adversely affected by violations of the FCPA and other worldwide anti-bribery laws.

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

The coverage and reimbursement status of newly approved or cleared laboratory tests, including our NeXT Dx test, is uncertain. If we decide to seek reimbursement for our NeXT Dx test or other in vitro diagnostic tests we may develop, and if such tests are inadequately covered by insurance or ineligible for such reimbursement, this could limit our ability to market any such future tests. The commercial success of future services and products in both domestic and international markets may depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, managed care organizations, and other third-party payors. The government and other third-party payors are increasingly attempting to contain health care costs by limiting both insurance coverage and the level of reimbursement for new diagnostic tests. As a result, they may not cover or provide adequate payment for any future in vitro diagnostic tests that we develop. These payors may conclude that our services or products are less safe, less effective, or less cost-effective than existing or later-introduced services or products. These payors may also conclude that the overall cost of using one of our tests exceeds the overall cost of using a competing test, and third-party payors may not approve any future in vitro diagnostic tests we develop for insurance coverage and adequate reimbursement.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the former Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, former President Trump signed several Executive Orders and other directives to delay the implementation of certain requirements of the ACA. Concurrently, Congress considered legislation that would repeal, or repeal and replace, all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s “individual mandate” to carry health insurance and eliminating the implementation of certain ACA-mandated fees. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. Efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA create considerable uncertainties for all businesses involved in healthcare, including our own. It is unclear how such efforts to repeal and replace the ACA will impact the ACA and our business. Additional legislation may be enacted that further amends, or repeals, the ACA, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our and our customers’ business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicate payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”) repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates, and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the Medicare Clinical Laboratory Fee Schedule, or the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payer payment rates and volumes for their tests. CMS will use this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare reimbursement rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. Reporting of payment data under PAMA for clinical diagnostic laboratory tests has been delayed on numerous occasions. Based on current law, between January 1, 2023 and March 31, 2023, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2024 to 2026 Clinical Laboratory Fee Schedule rates. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is still too early to predict the full impact on reimbursement for our current tests or those in development. In addition, CMS updated the statutory phase-in provisions such that the rates for clinical diagnostic laboratory tests in 2020 could not be reduced by more than 10% of the rates for 2019.

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

The exit of the U.K. from the EU, commonly referred to as “Brexit” could lead to further regulatory divergence and require us to incur additional expenses in order to develop, manufacture, and commercialize our products and services.

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the U.K. and the EU, the U.K. was subject to a transition period until December 31, 2020 (the “Transition Period”), during which EU rules continued to apply. A deal that outlines the future trading relationship between the U.K. and the EU was agreed in December 2020 and has applied since January 1, 2021.

While the deal provides for, in most cases, tariff-free trade of goods between the U.K. and the EU, there are additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. For example, a UKCA mark will be required to sell medical devices to customers in Great Britain, rather than a CE mark.

Should the U.K. or Great Britain further diverge from the EU from a regulatory perspective, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenue or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the U.K. It is also possible that Brexit may negatively affect our ability to attract and retain employees in the UK, particularly those from the EU, when compared to the position prior to the end of the transition period.

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. For instance, the SEC has recently proposed climate change and ESG reporting requirements, which, if approved, would significantly increase our costs. We currently do not report our environmental emissions, and lack of reporting or future reporting could result in certain investors from declining to invest in our common stock.

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

As we continue to commercialize our tests in their current or an updated form, launch different and expanded tests, and enter new markets, other competitors or potential competitors might claim that our tests infringe, misappropriate, or violate their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. If such a suit were brought, regardless of merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. Even if we are successful in defending against such a suit, we could incur substantial costs and diversion of the attention of our management and technical personnel in defending ourselves against such claims. A court of competent jurisdiction could hold that third-party patents asserted against us are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any products, services or technologies we may develop and any other technologies covered by the asserted third-party patents and any adverse ruling or perception of an adverse ruling in defending ourselves could have a material adverse impact on our cash position and stock price. If we are found to infringe, misappropriate, or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such rights are invalid or unenforceable, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement; obtain one or more licenses from third parties in order to continue developing and marketing our products, services and technology, which may not be available on commercially reasonable terms (if at all) or may be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us; pay substantial royalties and other fees; and redesign any infringing tests or other activities, which may be impossible or require substantial time and monetary expenditure; or be prohibited from commercializing certain tests, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new services or products in the future.

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

Developments or uncertainty in the patent statute, patent case law, or U.S. Patent and Trademark Office (“USPTO”), rules and regulations may impact the validity, scope or enforceability of our patent rights, thereby impairing our ability to protect our services and products.

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

Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies, products, and services are obtained, once the patent life has expired, we may be open to competition from competitive products or services. Our issued patents will expire on dates ranging from 2033 to 2038, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2041. In addition, although upon issuance in the U.S., a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our technologies, products and services, our competitive position, business, financial condition, results of operations, and prospects will be adversely affected.

If we are not able to obtain and enforce patent protection for any services or products we develop and for our technologies, or if the scope of patent protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize products, services and technology similar or identical to ours, and our ability to successfully commercialize our products, services, and technologies may be adversely affected.

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

Others may independently develop similar or alternative technologies or design around technologies for which we may not be able to obtain patent protection. In addition, any patent applications we file may be challenged and may not result in issued patents or may be invalidated, rendered unenforceable or narrowed in scope after they are issued, and there is no guarantee any of our issued patents include or will include claims that are sufficiently broad to cover our products, services, and other technologies or to provide meaningful protection from our competitors. Consequently, we do not know whether any of our platform advances, products, services, and other technologies will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies, services, or products in a non-infringing manner.

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

Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the granted claims thus attacked, or may lose the granted claims altogether. An adverse determination in any such proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology, services, or products and compete directly with us, without payment to us, or result in our inability to commercialize our products, services, and technologies without infringing third-party patent rights. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products, services, or technologies. In addition, there can be no assurance that:

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
•

our competitors do not conduct research and development activities in countries where we do not have enforceable patent rights and then use the information learned from such activities to develop competitive products or services for sale in our major commercial markets.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability. Some of our patents or patent applications may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of any products, services, or technologies that we may develop, which could lead to increased competition to our business and harm our business. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to our technologies, products, or services. Furthermore, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications for any application with an effective filing date before March 16, 2013.

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

Competitors may also infringe our patents or the patents of our licensing partners. In addition, our patents or the patents of our licensors may become involved in inventorship, priority, or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Further in such proceedings, the defendant could counterclaim that our asserted patent covering our services or product is invalid or unenforceable, and the court may agree that our asserted patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our services or product or the services or products of our competitors. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. An adverse result in any litigation or other proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Such a loss of patent protection could have a material adverse impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Filing, prosecuting, maintaining, defending, and enforcing patents on our products, services, and technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and services and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the U.S. These services and products may compete with our services and products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant challenges in establishing and enforcing their proprietary rights outside of the U.S. These challenges can be caused by the absence or inconsistency of the application of rules and methods for the establishment and enforcement of intellectual property rights outside of the U.S. In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to healthcare. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries, including EU countries, India, Japan, and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit given that we may have limited remedies available if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents and limit our potential revenue opportunities. Furthermore, patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

A portion of the products, services or technologies licensed, developed, and/or distributed by us incorporate so-called “open source” software and we may incorporate open source software into other products, services or technologies in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. Some open source licenses contain requirements that we disclose source code for modifications we make to the open source software and that we license such modifications to third parties at no cost. In some circumstances, distribution of our software in connection with open source software could require that we disclose and license some or all of our proprietary code in that software, as well as distribute our products or technologies or provide our services that use particular open source software at no cost to the user. We monitor our use of open source software in an effort to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code; however, there can be no assurance that such efforts will be successful. Open source license terms are often ambiguous and such use could inadvertently occur. There is little legal precedent governing the interpretation of many of the terms of these licenses, and the potential impact of these terms on our business may result in unanticipated obligations regarding our products and technologies. Companies that incorporate open source software into their products have, in the past, faced claims seeking enforcement of open source license provisions and claims asserting ownership of open source software incorporated into their products. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of an open source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of our products or provision of our services. In addition, if we combine our proprietary software with open source software in certain ways, under some open source licenses, we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products and services that are similar to or better than ours and otherwise adversely affect our business. These risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, financial condition, and results of operations.

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

If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or sales and marketing initiatives. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruption to and volatility in the credit and financial markets in the U.S. and worldwide resulting from macroeconomic conditions or geopolitical conflicts (including the Russia-initiated military action against Ukraine), as well as the ongoing COVID-19 pandemic. In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to us. While we believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months, rising costs and interest rates due to inflation or other economic conditions may cause our capital expenditures and operating expenses to increase more than expected, and we cannot assure you that we will generate sufficient revenue from commercial sales to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional funding on acceptable terms, or at all, or if we consume our existing capital more quickly than expected, it could negatively impact our ability to retain and attract employees and our competitive position, business, financial condition, results of operations, and prospects will be adversely affected.

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
•

announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations, capital commitments, or by or pertaining to our customers, particularly the VA MVP and Natera, as our largest customers;

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

Unstable market, economic and geo-political conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions can result in severely diminished liquidity and credit availability, increases in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds could also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon development or commercial initiatives. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of March 31, 2022, we had 45,250,087 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of March 31, 2022 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, certain holders of shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $222.5 million and approximately $166.3 million, respectively. Certain of our federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2031. These net operating loss carryforwards could expire unused and be unavailable to offset future taxable income. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, federal net operating losses incurred in tax years beginning in 2018 and thereafter may be carried forward indefinitely, but the deductibility of such federal net operating losses for tax years beginning after 2020 is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, as modified by the CARES Act. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (including certain tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it could harm our future operating results by effectively increasing our future tax obligations. In addition, for California income tax purposes, California net operating losses and California research tax credits were suspended and limited, respectively, for tax years beginning after 2019 but before 2023, although California legislation enacted in early February 2022 ends the suspension and limitation for tax year 2022.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, particularly now that we no longer qualify as a “smaller reporting company” as defined in the Exchange Act. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may be required to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Certain of our customers prepay us for a portion of the services that they expect to order from us before they place purchase orders and we deliver those services. In some cases, this prepayment can be substantial and may be paid months or a year or more in advance of these customers providing samples to us and before our delivery of the services to which some or all of the deposit relates. As of March 31, 2022, we had approximately $3.4 million in customer deposits, including $2.8 million from one customer. However, as of that date, we had $266.5 million of cash and cash equivalents, and short-term investments. We are generally not required by our contracts to retain these deposits in cash or otherwise and we have generally used these deposits to make capital expenditures and fund our operations. When a customer that has prepaid us for future services cancels its contract with us, reduces the level of services that it expects to receive, or we determine that a prepayment is no longer necessary, we will repay that customer’s deposit. We may not have the cash or other available resources to satisfy that repayment obligation. Even if we are able to satisfy the repayment obligation from available resources, we may need to seek additional sources of capital to fund our operations, which funding may not be available when needed or on acceptable terms. In either of those circumstances, our business, financial condition, results of operations, and reputation would be materially and adversely affected. Furthermore, in the future, customers may elect not to prepay us for our services in which case we would have to find other sources of funding for our capital expenditures and operations, which would be costly relative to the aforementioned cost-free customer deposit funding and which may not be available when needed or on acceptable terms.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 1, 2022, we filed a definitive proxy statement on Schedule 14A relating to our 2022 Annual Meeting of Stockholders (the “Proxy Statement”). Pursuant to Instruction 1 to Item 402(n)(2)(iii) and (iv) of Regulation S-K, the Summary Compensation Table included under the “Executive Compensation” heading of the Proxy Statement contained estimates and not final non-equity incentive plan compensation amounts with respect to the 2021 annual performance-based cash bonuses for Aaron Tachibana, our Chief Financial Officer, and Richard Chen, M.D., M.S., our Chief Scientific Officer, because the 2021 annual performance-based cash bonuses for Mr. Tachibana and Dr. Chen had not yet been determined at the time the Proxy Statement was filed.

On April 30, 2022, the Compensation Committee of our Board of Directors approved the 2021 annual performance-based cash bonuses for Mr. Tachibana and Dr. Chen. In accordance with Item 5.02(f) of Form 8-K, the 2021 annual performance-based cash bonuses for Mr. Tachibana and Dr. Chen, along with an updated Summary Compensation Table, are set forth below.

Summary Compensation Table for 2021

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
John West	2021	587,500	1,061,025	2,677,575	601,600	1,500	4,929,200
President, Chief Executive Officer, and Director	2020	537,500	—	2,349,638	495,000	1,000	3,383,138
Aaron Tachibana	2021	443,750	1,656,400	646,625	214,775	1,500	2,963,050
Chief Financial Officer	2020	412,500	391,875	519,144	190,000	1,000	1,514,519
Richard Chen, M.D., M.S.	2021	468,750	1,656,400	707,875	222,188	1,500	3,056,713
Chief Scientific Officer	2020	437,500	178,125	619,836	200,000	1,000	1,436,461

(1)

Amounts represent the grant date fair value of the stock awards granted to the named executive officers during 2020 and 2021 as computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 9 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the named executive officers.

(2)

Amounts represent the aggregate grant date fair value of stock options granted to our named executive officers during 2020 and 2021, computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 9 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the named executive officers.

(3)

Amounts represent annual performance-based cash bonuses earned by our named executive officers based on the achievement of certain corporate performance objectives and individual performance during 2020 and 2021. For more information regarding these bonuses, see below under “Narrative to Summary Compensation Table—Annual Bonus Plan.”

(4)     Amounts represent matching contributions under our 401(k) plan during 2020 and 2021.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	6/24/2019

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38943	3.2	6/24/2019

10.1	Amended Personalis, Inc. Non-Employee Director Compensation Policy, dated February 17, 2022.	10-K	001-38943	10.18	2/24/2022

10.2	Amended and Restated Executive Severance Agreement, by and between John West and the Registrant, dated February 23, 2022.	10-K	001-38943	10.19	2/24/2022

10.3	Amended and Restated Executive Severance Agreement, by and between Dr. Richard Chen and the Registrant, dated February 23, 2022.	10-K	001-38943	10.20	2/24/2022

10.4	Amended and Restated Executive Severance Agreement, by and between Aaron Tachibana and the Registrant, dated February 23, 2022.	10-K	001-38943	10.21	2/24/2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

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

Date: May 4, 2022	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer (Duly Authorized Officer)