Form 10-Q
period 2022-06-30
Personalis, Inc.
filed 2022-08-03
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of registrant’s Common Stock outstanding as of July 28, 2022 was 45,918,389.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the evolution of cancer therapies and market adoption of our services and products;
•	estimates of our total addressable market, future revenue, expenses, capital requirements, and our needs for additional financing;
•	our ability to enter into and compete in new markets;
•	the impact of the ongoing COVID-19 pandemic on our business, our customers’ and suppliers’ businesses and the general economy;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to scale our infrastructure;
•	our ability to manage and grow our business by expanding our sales to existing customers or introducing our services and products to new customers;
•	our ability to establish and maintain intellectual property protection for our services and products or avoid claims of infringement;
•	potential effects of extensive government regulation;
•	our ability to hire and retain key personnel;
•	our ability to obtain financing in future offerings;
•	the volatility of the trading price of our common stock;
•	our belief that approval of personalized cancer therapies by the Food and Drug Administration may drive benefits to our business;
•	expectations regarding our relationship with the U.S. Department of Veterans Affairs’ Million Veteran Program; and
•	our ability to maintain proper and effective internal controls.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$86,731	$105,585
Short-term investments	146,759	181,479
Accounts receivable, net	12,877	18,468
Inventory and other deferred costs	7,885	5,610
Prepaid expenses and other current assets	5,788	7,089
Total current assets	260,040	318,231
Property and equipment, net	47,585	19,650
Operating lease right-of-use assets	45,915	53,822
Other long-term assets	4,439	4,825
Total assets	$357,979	$396,528
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,395	$9,221
Accrued and other current liabilities	19,755	18,110
Contract liabilities	356	3,982
Total current liabilities	41,506	31,313
Long-term operating lease liabilities	51,836	52,797
Other long-term liabilities	5	2,117
Total liabilities	93,347	86,227
Commitments and Contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 45,891,458 and 44,904,512 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	5	4
Additional paid-in capital	568,741	557,558
Accumulated other comprehensive loss	(1,264)	(166)
Accumulated deficit	(302,850)	(247,095)
Total stockholders’ equity	264,632	310,301
Total liabilities and stockholders’ equity	$357,979	$396,528

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$18,240	$21,670	$33,467	$42,551
Costs and expenses
Cost of revenue	13,959	13,502	24,908	26,956
Research and development	16,288	11,687	33,386	21,183
Selling, general and administrative	15,874	11,428	31,360	21,849
Total costs and expenses	46,121	36,617	89,654	69,988
Loss from operations	(27,881)	(14,947)	(56,187)	(27,437)
Interest income	349	103	493	198
Interest expense	(50)	(65)	(109)	(65)
Other income (expense), net	50	(36)	69	(48)
Loss before income taxes	(27,532)	(14,945)	(55,734)	(27,352)
Provision for income taxes	14	8	21	5
Net loss	$(27,546)	$(14,953)	$(55,755)	$(27,357)
Net loss per share, basic and diluted	$(0.60)	$(0.34)	$(1.23)	$(0.63)
Weighted-average shares outstanding, basic and diluted	45,637,838	43,960,794	45,316,795	43,113,195

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(27,546)	$(14,953)	$(55,755)	$(27,357)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(194)	19	(202)	21
Change in unrealized gain (loss) on available-for-sale debt securities	(195)	4	(896)	(25)
Comprehensive loss	$(27,935)	$(14,930)	$(56,853)	$(27,361)

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the Three Months Ended June 30, 2022 and 2021

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—March 31, 2022	45,250,087	$5	$562,889	$(875)	$(275,304)	$286,715
Proceeds from exercise of stock options	195,839	—	463	—	—	463
Proceeds from ESPP purchases	204,775	—	974	—	—	974
Restricted stock units vested	240,757	—	—	—	—	—
Stock-based compensation	—	—	4,415	—	—	4,415
Foreign currency translation adjustment	—	—	—	(194)	—	(194)
Unrealized loss on available-for-sale debt securities	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	(27,546)	(27,546)
Balance—June 30, 2022	45,891,458	$5	$568,741	$(1,264)	$(302,850)	$264,632

Balance—March 31, 2021	43,798,661	$4	$542,694	$(5)	$(194,273)	$348,420
Proceeds from exercise of stock options	270,912	—	466	—	—	466
Proceeds from ESPP purchases	57,001	—	1,191	—	—	1,191
Restricted stock units vested	83,394	—	—	—	—	—
Stock-based compensation	—	—	3,600	—	—	3,600
Foreign currency translation adjustment	—	—	—	19	—	19
Unrealized gain on available-for-sale debt securities	—	—	—	4	—	4
Net loss	—	—	—	—	(14,953)	(14,953)
Balance—June 30, 2021	44,209,968	$4	$547,951	$18	$(209,226)	$338,747

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the Six Months Ended June 30, 2022 and 2021

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2021	44,904,512	$4	$557,558	$(166)	$(247,095)	$310,301
Proceeds from exercise of stock options	475,044	1	978	—	—	979
Proceeds from ESPP purchases	204,775	—	974	—	—	974
Restricted stock units vested	307,127	—	—	—	—	—
Stock-based compensation	—	—	9,231	—	—	9,231
Foreign currency translation adjustment	—	—	—	(202)	—	(202)
Unrealized loss on available-for-sale debt securities	—	—	—	(896)	—	(896)
Net loss	—	—	—	—	(55,755)	(55,755)
Balance—June 30, 2022	45,891,458	$5	$568,741	$(1,264)	$(302,850)	$264,632

Balance—December 31, 2020	39,105,548	$4	$376,788	$22	$(181,869)	$194,945
Proceeds from follow-on equity offering, net of offering costs	4,542,500	—	161,916	—	—	161,916
Proceeds from exercise of stock options	384,938	—	1,399	—	—	1,399
Proceeds from ESPP purchases	57,001		1,191	—	—	1,191
Restricted stock units vested	119,981	—	—	—	—	—
Stock-based compensation	—	—	6,657	—	—	6,657
Foreign currency translation adjustment	—	—	—	21	—	21
Unrealized loss on available-for-sale debt securities	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(27,357)	(27,357)
Balance—June 30, 2021	44,209,968	$4	$547,951	$18	$(209,226)	$338,747

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(55,755)	$(27,357)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	9,231	6,657
Depreciation and amortization	3,594	2,909
Noncash operating lease cost	2,443	856
Amortization of premium on short-term investments	481	1,012
Other	19	71
Changes in operating assets and liabilities
Accounts receivable	5,591	(2,928)
Inventory and other deferred costs	(2,276)	(1,682)
Prepaid expenses and other assets	2,144	(4,991)
Accounts payable	80	(75)
Accrued and other current liabilities	(165)	(1,390)
Contract liabilities	(3,626)	(9,573)
Operating lease liabilities	(45)	(819)
Other long-term liabilities	(422)	(364)
Net cash used in operating activities	(38,706)	(37,674)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(90,060)	(206,672)
Proceeds from maturities of available-for-sale debt securities	123,405	76,508
Proceeds from sales of available-for-sale debt securities	—	5,059
Purchases of property and equipment	(18,944)	(4,544)
Lease incentive cash receipts	5,459	—
Net cash provided by (used in) investing activities	19,860	(129,649)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	—	162,258
Payments of costs related to public offerings	—	(342)
Proceeds from loans	—	5,167
Repayments of loans	(1,857)	(815)
Proceeds from exercise of equity awards	1,952	2,591
Net cash provided by financing activities	95	168,859
Effect of exchange rates on cash, cash equivalents and restricted cash	(103)	19
Net change in cash, cash equivalents and restricted cash	(18,854)	1,555
Cash, cash equivalents, and restricted cash, beginning of period	107,375	68,525
Cash, cash equivalents and restricted cash, end of period	$88,521	$70,080

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$86,731	$70,080
Restricted cash, included in other long-term assets	1,790	—
Total cash, cash equivalents and restricted cash	$88,521	$70,080

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company maintains an allowance for doubtful accounts, which was $0.1 million as of June 30, 2022 and December 31, 2021. The Company had no bad debt expense for the periods presented.

Significant customers are those that represent more than 10% of the Company’s total revenue in each period or accounts receivable balance at each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2022	December 31, 2021
	2022	2021	2022	2021
Natera, Inc.	38%	*	33%	*	28%	39%
U.S. Department of Veterans Affairs Million Veteran Program (the “VA MVP”)	22%	62%	23%	63%	*	*
Pfizer Inc.	*	15%	*	14%	20%	*
AbbVie Inc.	*	*	*	*	*	18%
Merck & Co., Inc.	*	*	*	*	21%	15%
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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities at the time of purchase of three months or less. Cash equivalents include bank demand deposits and money market accounts that invest primarily in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Government, its agencies or instrumentalities, and repurchase agreements secured by such obligations or cash. Cash equivalents also include commercial paper and U.S. Treasury bills, which are marketable debt securities recorded at fair value and accounted for in the same manner as other marketable debt securities described below.

Short-term Investments

The Company’s investments in marketable debt securities are classified as available-for-sale and recorded at fair value. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Short-term investments primarily consist of U.S. agency bonds, commercial paper, corporate bonds, asset-backed securities, U.S. Treasury bills, and non-U.S. Government notes.

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

Leases

The Company categorizes leases with contractual terms longer than 12 months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. As of June 30, 2022, the Company had no finance leases.

Certain lease contracts include obligations to pay for other services, such as maintenance. The Company elected to account for these other services as a component of the lease (i.e., the Company elected the practical expedient not to separate lease and non-lease components).

Lease liabilities are recognized at the present value of the fixed lease payments using a discount rate based on the Company’s current borrowing rate at the lease commencement date, adjusted for various factors including level of collateralization and term (the “incremental borrowing rate”), unless the rate implicit in the lease is readily determinable. The current portion of lease liabilities is included in “Accrued and other current liabilities.” Lease assets are recognized based on the initial present value of the fixed lease payments plus any direct costs from executing the leases and any lease prepayments. Lease assets are presented as “Operating lease right-of-use assets” as a long-term asset. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

The Company has made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from leases with a term of 12 months or less. Fixed lease payments are recognized as an expense on a straight-line basis over the lease term. Variable lease costs are amounts owed by us to a lessor that are not fixed, such as reimbursement for common area maintenance, operating expenses, utilities, or other costs that are subject to fluctuation from period to period. The Company has also elected to include expenses related to leases with a term of one month or less in the short-term lease cost disclosure.

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

Note 3. Revenue

The following table presents revenue disaggregated by customer type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
VA MVP	$4,055	$13,507	$7,556	$26,717
All other customers	14,185	8,163	25,911	15,834
Total revenue	$18,240	$21,670	$33,467	$42,551

Revenue from countries outside of the United States, based on the billing addresses of customers, represented approximately 6% of the Company’s revenue for the three months ended June 30, 2022 and 2021, and approximately 11% and 7% for the six months ended June 30, 2022 and 2021, respectively.

Contract Assets and Liabilities

Contract assets as of June 30, 2022 and December 31, 2021 were immaterial.

Amounts collected in advance of services being provided are deferred as current liabilities in the condensed consolidated balance sheets. The associated revenue is recognized and the contract liability is reduced as the contracted services are subsequently performed. The balance of contract liabilities was $0.4 million and $4.0 million as of June 30, 2022 and December 31, 2021, respectively. Revenue recognized for the three months ended June 30, 2022 and 2021 that were included in the contract liability balance at the beginning of each reporting period were $3.0 million and $9.8 million, respectively. Revenue recognized for the six months ended June 30, 2022 and 2021 that were included in the contract liability balance at the beginning of each period were $3.6 million and $18.9 million, respectively.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$6,507	$4,081
Other deferred costs	1,378	1,529
Total inventory and other deferred costs	$7,885	$5,610

Property and equipment. Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 was $1.8 million and $1.4 million, respectively, and for the six months ended June 30, 2022 and 2021 was $3.6 million and $2.9 million, respectively. Accumulated depreciation and amortization was $22.6 million and $19.0 million as of June 30, 2022 and December 31, 2021, respectively.

Restricted cash. The Company’s restricted cash is pledged as collateral for a standby letter of credit related to a property lease. The balance of restricted cash was $1.8 million as of June 30, 2022 and December 31, 2021, and is included in other long-term assets.

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation	$7,882	$10,673
Operating lease liabilities	4,640	3,728
Accrued liabilities	4,720	883
Loans—current portion (Note 6)	1,745	1,806
Employee ESPP contributions	232	517
Accrued taxes	506	121
Customer deposits	30	382
Total accrued and other current liabilities	$19,755	$18,110

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$10,172	$—	$—	$10,172
Money market funds	32,069	—	—	32,069	Level 1
Commercial paper	40,504	—	(5)	40,499	Level 2
U.S. government securities	3,991	—	—	3,991	Level 2
Total cash and cash equivalents	86,736	—	(5)	86,731
Short-term investments:
Commercial paper	25,405	—	(41)	25,364	Level 2
Non-U.S. government securities	3,007	—	(6)	3,001	Level 2
U.S. agency securities	17,516	—	(173)	17,343	Level 2
U.S. government securities	101,937	—	(886)	101,051	Level 2
Total short-term investments	147,865	—	(1,106)	146,759
Total assets measured at fair value	$234,601	$—	$(1,111)	$233,490

	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$6,094	$—	$—	$6,094
Money market funds	49,488	—	—	49,488	Level 1
Commercial paper	50,005	—	(2)	50,003	Level 2
Total cash and cash equivalents	105,587	—	(2)	105,585
Short-term investments:
Asset-backed securities	75,787	—	(154)	75,633	Level 2
Commercial paper	18,068	—	(2)	18,066	Level 2
Corporate debt securities	18,059	—	(7)	18,052	Level 2
U.S. agency securities	19,738	—	(35)	19,703	Level 2
U.S. government securities	50,040	—	(15)	50,025	Level 2
Total short-term investments	181,692	—	(213)	181,479
Total assets measured at fair value	$287,279	$—	$(215)	$287,064

Realized gains or losses on marketable debt securities are immaterial for the periods presented. No security has been in an unrealized loss position for 12 months or greater, except for a limited number of securities with insignificant combined unrealized losses. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. As of June 30, 2022, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired.

The Company’s marketable debt securities at June 30, 2022 have maturities due in one year or less, except for debt securities with an aggregate cost basis of $6.0 million and fair value of $5.8 million that have maturities ranging from 13 to 15 months.

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

The total initial present value of the payment agreements was $5.2 million and presented as proceeds from loans in the condensed consolidated statements of cash flows. Such proceeds were used to purchase equipment, software, and related maintenance and are reflected as cash outflows in the investing and operating activities sections in the condensed consolidated statements of cash flows. Repayments are presented as financing cash outflows in the condensed consolidated statements of cash flows. Interest expense for the three and six months ended June 30, 2022 was $0.1 million. Amounts outstanding under the payment agreements are as follows (in thousands):

	June 30, 2022	December 31, 2021
Principal	$1,857	$3,714
Less: unamortized discount	(112)	(220)
Total carrying amount	1,745	3,494
Less: current portion (included in accrued and other current liabilities)	(1,745)	(1,806)
Long-term portion (included in other long-term liabilities)	$—	$1,688

Note 7. Leases

In February 2015, the Company entered into a noncancelable operating lease for approximately 31,280 square feet of space used for its current laboratory and corporate headquarters. In April 2020, the Company extended the term of the lease through November 30, 2027. The lease includes an option to extend the term for a period of three years with rent payments equal to fair market rent. The Company determined the extension option is not reasonably certain to be exercised. The lease contains a leasehold improvement incentive and escalating rent payments. In May 2021, the Company amended the lease to expand the premises subject to the lease to include an additional 14,710 square feet of space (the “Expansion Lease”). The Expansion Lease expires on December 31, 2022 and has no option to extend the term.

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

In August 2021, the Company entered into a noncancelable operating lease for approximately 100,000 square feet of space in Fremont, California to be used as the Company’s future corporate headquarters and expanded laboratory facility. The lease term is 13.5 years and commenced in June 2022. The Company gained early access to the premises upon entering the lease for the purpose of constructing and installing tenant improvements, for which the landlord has agreed to contribute up to approximately $15.5 million, $5.5 million of which has been received through June 30, 2022. Such contributions become payable only upon approval by the landlord of applications for payment and are accounted for as lease incentives once the Company has incurred costs and the amounts qualify for reimbursement by the landlord. The lease incentives are then recognized as reductions to lease expense over the remainder of the lease term. The lease expires on November 30, 2035 and includes two options to extend the term for a period of five-years per option with rent payments equal to fair market rent. The Company determined the extension options are not reasonably certain to be exercised. The lease also contains escalating rent payments.

The Company also has a noncancelable operating lease for approximately 5,100 square feet of space in Shanghai, China used for its China operations, which expires on June 30, 2024, as well as various other short-term leases.

Components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease cost
Operating lease cost	$2,174	$769	$4,348	$1,421
Short-term lease cost	8	192	37	262
Variable lease cost	385	165	646	394
Total lease cost	$2,567	$1,126	$5,031	$2,077

As of June 30, 2022, the Company’s operating leases had a weighted-average remaining lease term of 12.0 years and a weighted-average discount rate of 6.6%. The Company’s discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of June 30, 2022 were as follows (in thousands):

Amount
2022 (remaining six months)	$1,980
2023	6,194
2024	6,802
2025	7,001
2026	7,217
2027 and thereafter	53,527
Total future minimum lease payments	82,721
Less: imputed interest	(26,245)
Present value of future minimum lease payments	56,476
Less: current portion of operating lease liability	(4,640)
Long-term operating lease liabilities	$51,836

Cash paid for operating lease liabilities, included in cash flows from operating activities in the condensed consolidated statements of cash flows, for the six months ended June 30, 2022 and 2021, was $1.9 million and $1.4 million, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the six months ended June 30, 2022 and 2021 were zero and $1.7 million, respectively.

Note 8. Stock-Based Compensation

Shares of common stock reserved for issuance under the Company’s equity incentive plans were as follows:

June 30, 2022
Outstanding stock awards	6,600,147
Reserved for future award grants	4,456,303
Reserved for future ESPP	827,618
Total common stock reserved for stock awards	11,884,068

Stock Option Activity

A summary of the Company’s stock option activity (excluding performance-based stock option activity summarized further below) under the 2011 Plan, 2019 Plan, and Inducement Plan for the six months ended June 30, 2022 was as follows:

	Outstanding Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2021	5,002,419	$10.66	6.89	$28,308
Options granted	221,601	6.31
Options exercised	(475,044)	2.06
Options forfeited or expired	(118,396)	13.92
Balance—June 30, 2022	4,630,580	$11.25	6.72	$550
Options vested and exercisable as of June 30, 2022	2,967,710	$8.33	5.81	$549

The weighted-average grant date fair value of options granted was $3.19 and $12.34 per share for the three months ended June 30, 2022 and 2021, and $3.99 and $13.55 per share for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the unrecognized stock-based compensation cost of unvested options was $14.3 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Valuation of Stock Options

The Company estimated the fair value of stock options (excluding performance-based stock options discussed below) using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	5.50 - 6.08	5.50 - 6.27	5.50 - 6.08	5.50 - 6.27
Volatility	69.70 - 71.56%	69.39 - 69.90%	68.37 - 71.56%	68.06 - 69.90%
Risk-free interest rate	2.82 - 3.39%	0.94 - 1.06%	1.62 - 3.39%	0.62 - 1.06%
Dividend yield	–%	–%	–%	–%

Performance-Based Stock Option Activity

No performance-based stock option activity occurred during the six months ended June 30, 2022. As of June 30, 2022, stock options for 421,000 shares with an exercise price of $5.10 and a remaining contractual term of 7.71 years remained outstanding. The stock options are fully vested and exercisable and had no intrinsic value as of June 30, 2022.

Restricted Stock Units Activity and Valuation

A summary of the Company’s RSU activity under the 2019 Plan and Inducement Plan for the six months ended June 30, 2022 was as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2021	1,679,696	$16.35	$23,969
RSUs granted	232,015	6.65
RSUs vested	(307,127)	14.93	1,621
RSUs forfeited	(56,017)	17.35
Balance—June 30, 2022	1,548,567	$15.14	$5,343

As of June 30, 2022, the unrecognized stock-based compensation cost of unvested RSUs was $21.3 million, which is expected to be recognized over a weighted-average period of 2.5 years.

ESPP Activity and Valuation

During the six months ended June 30, 2022 and 2021, 204,775 and 57,001 shares of common stock were purchased under the ESPP, respectively. The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Three and Six Months Ended June 30,
	2022	2021
Expected term (in years)	0.50	0.49
Volatility	82.35%	74.88%
Risk-free interest rate	1.49%	0.04%
Dividend yield	–%	–%
Grant-date fair value per share	$2.23	$8.21

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$2,008	$2,325	$4,404	$4,503
RSUs	2,227	1,011	4,395	1,655
ESPP	180	264	432	499
Total stock-based compensation expense	$4,415	$3,600	$9,231	$6,657

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$445	$332	$903	$620
Research and development	1,319	900	2,660	1,628
Selling, general and administrative	2,651	2,368	5,668	4,409
Total stock-based compensation expense	$4,415	$3,600	$9,231	$6,657

Note 9. Commitments and Contingencies

Contingencies

On August 2, 2022, the Company filed a complaint in the U.S. District Court for the District of Colorado against Foresight Diagnostics Inc. (“Foresight”) for patent infringement. The complaint is based on the Company’s U.S. Patent No. 10,450,611 (the “’611 Patent”), entitled “Personalized Genetic Testing,” our U.S. Patent No. 11,299,783 (the “’783 Patent”), entitled “Methods and Systems For Genetic Analysis,” and our U.S. Patent No. 11,384,394 (the “’394 Patent”), entitled “Methods and Systems for Genetic Analysis.” The ‘611 Patent was granted on October 22, 2019 and relates to methods for personalized genetic testing by performance of sequencing assays on biological samples. The ‘783 Patent was granted on April 12, 2022 and relates to methods for sample processing and data analysis by performance of sequencing assays on biological samples that can aid in the diagnosis, monitoring, treatment, and prevention of one or more diseases. The ‘394 Patent was granted on July 12, 2022 and relates to methods for sample processing and analysis to aid in the diagnosis, monitoring, treatment, and prevention of disease. The Company is seeking remedies including injunctive relief, damages and costs.

Litigation is inherently unpredictable, and, except for events that have already occurred, it is too early in the foregoing proceedings to predict the outcome of these proceedings, or any impact they may have on us. As such, the estimated financial effect associated with this complaint cannot be made as of the date of filing of this Quarterly Report on Form 10-Q. Litigation is a significant ongoing expense with an uncertain outcome and may in the future be a material expense for us. Management believes this investment is important to protect our intellectual property position, even recognizing the uncertainty of the outcome.

The Company is also subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and loss contingencies are reflected in the condensed consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of June 30, 2022, the Company was not involved in any material adverse legal proceedings.

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

The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(27,546)	$(14,953)	$(55,755)	$(27,357)
Weighted-average common shares outstanding—basic and diluted	45,637,838	43,960,794	45,316,795	43,113,195
Net loss per common share—basic and diluted	$(0.60)	$(0.34)	$(1.23)	$(0.63)

The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	5,051,580	5,646,214	5,051,580	5,646,214
Unvested RSUs	1,548,567	985,446	1,548,567	985,446
ESPP	125,613	69,380	125,613	69,380
Total	6,725,760	6,701,040	6,725,760	6,701,040

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

Recent updates specific to our planned entrance into the clinical diagnostic market follows in the next four paragraphs.

In December 2021, we launched NeXT Personal, a next-generation, liquid biopsy test designed to detect and quantify minimal residual disease (“MRD”) and recurrence in patients previously diagnosed with cancer. NeXT Personal is designed to deliver industry-leading MRD sensitivity down to the 1 part-per-million range, an approximately 10- to 100-fold improvement over other available technologies. NeXT Personal leverages whole genome sequencing of a patient’s tumor to identify up to 1,800 specially-selected somatic variants that are subsequently used to create a personalized liquid biopsy panel for each patient. We believe this enables earlier detection across a broader variety of cancers and stages, including typically challenging early stage, low mutational burden, and low-shedding cancers. NeXT Personal is also designed to simultaneously detect and quantify clinically relevant mutations in ctDNA that may be used in the future to help guide therapy, when cancer is detected. These include known targetable cancer mutations, drug resistance mutations, and new variants which can emerge and change over time, especially under therapeutic pressure. We consider this approach not just “tumor-informed”, but “comprehensively tumor-informed”. Our ultimate goal is not just to detect cancer, but to provide key information that is actionable by oncologists over the entire course of the patient’s disease. We believe this can be better for patients, more informative for pharmaceutical customers, and a larger business opportunity for us. NeXT Personal is currently available as a research use only (“RUO”) test and has not yet been validated as a laboratory developed test (“LDT”). In other words, NeXT Personal is not yet offered directly to cancer patients. Certain pharmaceutical customers have ordered NeXT Personal as an RUO test and we have generated revenue upon delivery of these tests.

Early in 2020, we launched NeXT Dx Test, a comprehensive genomic solid tumor test that enables physicians to identify potential therapies, evidence of drug resistance, and clinical trial options for cancer patients. Our NeXT Dx Test is one of the first cancer diagnostic platforms to profile approximately 20,000 genes in both the tumor exome and transcriptome, providing a comprehensive genomic testing solution that goes beyond many existing cancer diagnostic panels that focus on a few hundred genes. The NeXT Dx Test includes advanced analytics to provide a diagnostic report on genetic alterations in medically important cancer genes, as well as emerging immunotherapy composite biomarkers of medical importance. Immunotherapy-related biomarkers such as microsatellite instability (“MSI”) status and tumor mutational burden (“TMB”) are included in the clinical report. We are currently in the process of completing a validation study on an updated version of NeXT Dx as a clinical test and anticipate revenue from this test in the second half of 2022. We plan to submit data to the Palmetto MolDx technology assessment process and anticipate a favorable reimbursement ruling from MolDx in early 2023.

An important component of our commercial strategy is to work with world-class medical institutions. To that end, in the fourth quarter of 2021, we announced a collaboration with the Mayo Clinic and in the first quarter of 2022, we announced one with the Moores Cancer Center at UC San Diego Health. We entered these collaborations to provide clinical diagnostic testing and analysis services using our tissue-based NeXT Dx Test and may also use our liquid biopsy NeXT Personal test in the future. We have begun to test clinical patient samples from the Moores Cancer Center at UC San Diego Health, and are excited about the opportunity to work with these renowned cancer centers. Given the advanced nature of our NeXT Dx Test, we believe it is a good fit for high-end cancer centers, which have a dual mandate for both clinical care and research. If these key opinion leaders have a positive experience using our tests, we are optimistic that this will also support broader use of our platform by other clinicians in the future.

Additionally, we have initiated the hiring of a national clinical sales force that plans to actively engage with oncologists and surgeons at academic medical centers and community oncology practices. We also have begun building out critical support functions for our clinical testing business, such as customer service and billing.

We have the capacity to sequence and analyze approximately 200 trillion bases of DNA per week in our facility. We believe that capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases and in support of our NeXT Liquid Biopsy, NeXT Dx Test and NeXT Personal offerings. To date, we have sequenced more than 260,000 human samples, of which more than 150,000 were whole human genomes.

In parallel with the development of our platform technology, we have also pursued business within the population sequencing market, and we have provided whole genome sequencing services under contract with the U.S. Department of Veterans Affairs Million Veteran Program (the “VA MVP”), which has enabled us to innovate, scale our operational infrastructure, and achieve greater efficiencies in our lab. The VA MVP is the largest population sequencing effort in the United States and we have delivered over 150,000 whole human genome sequence datasets to the VA MVP to date. The cumulative value of orders received from the VA MVP since inception is $185.7 million, all of which we had recognized as revenue as of June 30, 2022. In September 2021, we received a task order from the VA MVP with a value of $9.7 million, which was significantly less than in prior years. At that time, we expected the reduced order amount to be followed by a formal request for proposal (“RFP”) process and a potential new contract to be awarded sometime late in the third quarter of 2022. We are aware that the VA MVP recently initiated a request for information process seeking potential sources to provide high-throughput whole genome sequencing services, and that the VA MVP more recently issued a pre-solicitation notice announcing its intent to award a firm-fixed price, requirements contract for such services. However, we are not certain whether there will be a RFP process in 2022, and the pre-solicitation notice does not obligate the VA MVP to issue a solicitation for proposals this year.

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

While authorities in many areas have lifted or relaxed pandemic-related restrictions, in some cases they have subsequently re-imposed various restrictions after observing an increased rate of COVID-19 cases as the global COVID-19 pandemic continues to evolve and to present serious health risks. There is no guarantee when or if all such restrictions and recommendations will be eliminated, such that we and our customers, manufacturers and suppliers will be able to safely resume operations consistent with our pre-COVID-19 operations. The full extent of the impact of the COVID-19 pandemic on our business, operations and plans remains uncertain and will depend on future developments that cannot be predicted at this time. Such developments include the continued spread of the Omicron variant and subvariants in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants or subvariants that may prove especially contagious or virulent, the ultimate duration of the pandemic and the resulting impact on our business and other third parties with whom we do business, and the effectiveness of actions taken globally to contain and treat the disease.

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

Our revenue is primarily generated through contracts with companies in the pharmaceutical industry, healthcare organizations, and government entities. Our ability to increase revenue will depend on our ability to further penetrate this market. To do this, we are developing a growing set of state-of-the-art services and products, advancing our operational infrastructure, expanding our international presence, building our regulatory credentials, and expanding our targeted marketing efforts. We sell through a small direct sales force. We also anticipate increasing our revenue in the future through entrance into the clinical diagnostics market and have begun building our regulatory, clinical, and reimbursement capabilities, including hiring a national clinical sales force.

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

Results of Operations

The following sets forth, for the periods presented, our unaudited condensed consolidated statements of operations and selected financial data (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$18,240	$21,670	$33,467	$42,551
Costs and expenses
Cost of revenue	13,959	13,502	24,908	26,956
Research and development	16,288	11,687	33,386	21,183
Selling, general and administrative	15,874	11,428	31,360	21,849
Total costs and expenses	46,121	36,617	89,654	69,988
Loss from operations	(27,881)	(14,947)	(56,187)	(27,437)
Interest income	349	103	493	198
Interest expense	(50)	(65)	(109)	(65)
Other income (expense), net	50	(36)	69	(48)
Loss before income taxes	(27,532)	(14,945)	(55,734)	(27,352)
Provision for income taxes	14	8	21	5
Net loss	$(27,546)	$(14,953)	$(55,755)	$(27,357)
Net loss per share, basic and diluted	$(0.60)	$(0.34)	$(1.23)	$(0.63)
Weighted-average shares outstanding, basic and diluted	45,637,838	43,960,794	45,316,795	43,113,195

	June 30, 2022	December 31, 2021
Cash and cash equivalents, and short-term investments	$233,490	$287,064
Working capital	218,534	286,918
Total assets	357,979	396,528
Total debt	1,745	3,494
Long-term obligations	51,841	54,914
Total liabilities	93,347	86,227
Total stockholders' equity	264,632	310,301

Revenue

The following table shows revenue by customer type (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2022	2021		2022	2021
VA MVP	$4,055	$13,507	(70%)	$7,556	$26,717	(72%)
All other customers	14,185	8,163	74%	25,911	15,834	64%
Total revenue	$18,240	$21,670	(16%)	$33,467	$42,551	(21%)

The following table shows concentration of revenue by customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Natera, Inc.	38%	*	33%	*
VA MVP	22%	62%	23%	63%
Pfizer Inc.	*	15%	*	14%
* Less than 10% of revenue

VA MVP

The decreases of $9.5 million and $19.2 million in revenue from the VA MVP in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021 were primarily due to a decrease in the volume of samples we tested in these periods. As of June 30, 2022, we have fulfilled all orders received from the VA MVP under the existing contract.

The recognition of significant revenue from the VA MVP in future periods is contingent on receipt of a new contract with the VA MVP and it may not award us a new contract. Further, the value of any such potential new contract may be lower than our historical contracted orders and/or the scope or nature of the services required under any new contract may change such that we are unable to serve the VA MVP in the future. The most recent order received from the VA MVP in September 2021 had a value of $9.7 million, which represented a substantial decline compared to orders received prior to that point. At that time, we expected the reduced order amount to be followed by a formal RFP process and a potential new contract to be awarded sometime late in the third quarter of 2022. We are aware that the VA MVP recently initiated a request for information process seeking potential sources to provide high-throughput whole genome sequencing services, and that the VA MVP more recently issued a pre-solicitation notice announcing its intent to award a firm-fixed price, requirements contract for such services. However, we are not certain whether there will be a RFP process in 2022, and the pre-solicitation notice does not obligate the VA MVP to issue a solicitation for proposals.

All other customers

The increase of $6.0 million in revenue from all other customers in the second quarter of 2022 compared to the second quarter of 2021 was driven primarily by an increase of $6.5 million in revenue from Natera, Inc. (“Natera”) due to increased sample receipts under our agreement to provide advanced tumor analysis for use in Natera’s MRD testing offerings. This increase was partially offset by a $0.5 million decline in revenue from our pharmaceutical customers due to lower sample receipts during the quarter. Revenue derived from our NeXT Platform services and products, which includes revenue from Natera, was $10.9 million in the second quarter of 2022, compared to $5.0 million in the second quarter of 2021, an increase of $5.9 million.

The increase of $10.1 million in revenue from all other customers during the first six months of 2022 compared to the same period in 2021 was driven primarily by an increase of $10.4 million in revenue from Natera due to increased sample receipts during the period, partially offset by a $0.3 million decline in revenue from our pharmaceutical customers due to lower sample receipts during the period. Revenue derived from our NeXT Platform products, which includes revenue from Natera, was $18.7 million in the first six months of 2022, compared to $9.3 million in the first six months of 2021, an increase of $9.4 million.

Costs and Expenses

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2022	2021		2022	2021
	(in thousands)			(in thousands)
Cost of revenue	$13,959	$13,502	3%	$24,908	$26,956	(8%)
Research and development	16,288	11,687	39%	33,386	21,183	58%
Selling, general and administrative	15,874	11,428	39%	31,360	21,849	44%
Total costs and expenses	$46,121	$36,617	26%	$89,654	$69,988	28%

Cost of revenue

The $0.5 million increase in cost of revenue in the second quarter of 2022 compared to the second quarter of 2021, despite lower revenue, was primarily due to higher fixed laboratory costs, including labor, equipment, and facilities costs. Higher indirect supplies costs also contributed to the increase as Natera and pharmaceutical customer orders require more supplies to process as compared to VA MVP orders. Specific components of the increase were a $1.2 million increase in laboratory supplies and consumables, a $0.8 million increase in labor costs due to higher headcount, a $0.7 million increase in depreciation and maintenance on lab equipment, and a $0.2 million increase in other costs, partially offset by a $2.4 million decrease in direct material costs due to a more favorable mix of customer orders during the period.

The $2.0 million decrease in cost of revenue in the first six months of 2022 compared to the same period in 2021 was primarily due to lower levels of revenue, partially offset by higher fixed laboratory costs, including labor, equipment, and facilities costs. Higher indirect supplies costs also contributed to the increase as Natera and pharmaceutical customer orders require more supplies to process as compared to VA MVP orders. Specific components of the decrease were a $6.0 million decrease in direct material costs due to lower revenue levels and a more favorable mix of customer orders during the period, a $1.0 million decrease in costs due to greater usage of our laboratory capacity for research and development activities, partially offset by a $2.0 million increase in labor costs due to higher headcount, a $1.8 million increase in laboratory supplies and consumables, and a $1.2 million increase in depreciation and maintenance on lab equipment.

Research and development

The increases of $4.6 million and $12.2 million in research and development expenses in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021 were primarily due to new service and product development, increased hiring to build our clinical and medical infrastructure, and the cost of testing samples for clinical validation work.

Specific components of the $4.6 million increase in the second quarter of 2022 compared to the second quarter of 2021 were a $2.5 million increase in personnel-related costs primarily related to increased headcount, a $0.8 million increase in sample processing costs incurred in our laboratory for new service and product development, a $0.8 million increase in IT and fixed facilities costs, and a $0.5 million increase in depreciation and maintenance on research and development equipment.

Specific components of the $12.2 million increase in the first six months of 2022 compared to the same period in 2021 were a $6.4 million increase in personnel-related costs primarily related to increased headcount, a $3.4 million increase in sample processing costs incurred in our laboratory for new service and product development, a $1.6 million increase in IT and fixed facilities costs, a $0.6 million increase in depreciation and maintenance on research and development equipment, and a $0.2 million increase in other costs.

Selling, general and administrative

The increases of $4.4 million and $9.5 million in selling, general and administrative expenses in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021 were primarily due to expansion of our commercial and clinical diagnostics teams.

Specific components of the $4.4 million increase in the second quarter of 2022 compared to the second quarter of 2021 were a $2.1 million increase in personnel-related costs related to increased headcount, a $1.3 million increase in facilities costs driven by our new Fremont facility, a $0.7 million increase in professional services (including corporate insurance, audit fees, and legal expenses), and a $0.3 million increase in other sales-related activities such as travel.

Specific components of the $9.5 million increase in the first six months of 2022 compared to the same period in 2021 were a $4.9 million increase in personnel-related costs related to increased headcount, a $2.7 million increase in facilities costs driven by our new Fremont facility, and a $1.9 million increase in professional services (including corporate insurance, audit fees, and legal expenses).

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2022	2021		2022	2021
Interest income	$349	$103	239%	$493	$198	149%
Interest expense	(50)	(65)	(23%)	(109)	(65)	68%
Other income (expense), net	50	(36)		69	(48)
Total	$349	$2		$453	$85

Interest income and interest expense

The increases in interest income in the second quarter and first six months of 2022 compared to the same periods in 2021 were due to increased yields on our investments. Interest expense in all periods presented was the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

Other income (expense), net during the periods presented consisted mainly of foreign currency remeasurements.

Liquidity and Capital Resources

The following tables present selected financial information and cash flow information (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents, and short-term investments	$233,490	$287,064
Property and equipment, net	47,585	19,650
Contract liabilities	356	3,982
Working capital	218,534	286,918

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(38,706)	$(37,674)
Net cash provided by (used in) investing activities	19,860	(129,649)
Net cash provided by financing activities	95	168,859

From our inception through June 30, 2022, we have funded our operations primarily from $279.0 million in net proceeds from our follow-on equity offerings in August 2020 and January 2021, $144.0 million in net proceeds from our IPO in June 2019, and $89.6 million from issuance of redeemable convertible preferred stock, as well as cash from operations and debt financings. As of June 30, 2022, we had cash and cash equivalents of $86.7 million and short-term investments of $146.8 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments, together with cash provided by operating activities, are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our services or other risks described in this Quarterly Report on Form 10-Q, such as the ongoing COVID-19 pandemic, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. We filed a prospectus supplement in January 2022 pursuant to which we could offer and sell additional shares of our common stock up to an aggregate amount of $100.0 million through an at-the-market offering program. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

As of June 30, 2022, cash and cash equivalents held by foreign subsidiaries was $1.8 million. Our intent is to indefinitely reinvest funds held outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is not significant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past.

During the six months ended June 30, 2022, cash used in operating activities of $38.7 million was a result of $55.8 million of net loss, partially reduced by non-cash expenses of $15.8 million (the most significant non-cash expenses were $9.2 million of stock-based compensation and $3.6 million depreciation and amortization) and a net positive change in working capital of $1.3 million (of which $5.6 million was due to collections of accounts receivable).

During the six months ended June 30, 2022, cash provided by investing activities was $19.9 million due to $33.3 million of net proceeds from short-term investments and $5.5 million cash receipts in connection with our Fremont facility lease incentives, partially offset by $18.9 million in property and equipment purchases. Cash provided by financing activities of $0.1 million during the same period consisted of $1.0 million proceeds from stock option exercises and $1.0 million proceeds from employee purchases under our ESPP, partially offset by $1.9 million repayments of noninterest bearing loans.

During the six months ended June 30, 2021, cash used in operating activities of $37.7 million was a result of $27.4 million of net loss, partially reduced by non-cash expenses of $11.5 million (the most significant non-cash expenses were $6.7 million of stock-based compensation and $2.9 million depreciation and amortization) and a net negative change in working capital of $21.8 million (of which $9.6 million was related to reductions in outstanding customer prepayments as we fulfilled the related revenue contracts and $5.0 million related to reductions in prepaid expenses).

During the six months ended June 30, 2021, cash used in investing activities was $129.6 million due to a $125.1 million net investment of cash into short-term investments and $4.5 million in property and equipment purchases. Cash provided by financing activities of $168.9 million during the same period consisted of $162.3 million net proceeds from our January 2021 follow-on equity offering, $5.1 million proceeds from noninterest bearing loans, $1.4 million proceeds from stock option exercises, and $1.2 million proceeds from employee ESPP purchases, partially offset by $0.8 million repayments of noninterest bearing loans and $0.3 million of equity offering costs.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of capital expenditures, variable costs of revenue, operating expenditures, property leases, and other. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $233.5 million as of June 30, 2022, as well as anticipated cash receipts from customers. To fund our material cash requirements in the short- and long-term, we may also seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

Capital expenditures. We expect to increase capital expenditures in future periods to support our global growth initiatives. Such expenditures are expected to consist primarily of facility renovations and improvements, laboratory equipment, and computer equipment. We currently expect capital expenditures to be between $45 and $50 million in 2022 and between $7 and $10 million in each of the next two fiscal years. In connection with our new headquarters and laboratory facility in Fremont, California, we expect to spend between $30 and $35 million (net of expected landlord reimbursements) in combined leasehold improvements, renovations, administrative, and other costs through the end of 2022. This is the reason for greater expected capital expenditures in 2022 as compared to the following two years.

Variable costs of revenue. From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of raw materials, laboratory supplies and consumables to be used in the sequencing of customer samples. However, we generally do not have binding and enforceable purchase orders beyond the short term, and the timing and magnitude of purchase orders beyond such period is difficult to accurately project. Another primary use of cash within variable costs of revenue relates to paying our workforce. We currently expect spend to decrease in 2022 due to temporarily lower revenue levels but increase in years thereafter to support revenue growth.

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

Property leases. Our noncancelable operating lease payments were $82.7 million as of June 30, 2022. The timing of these future payments, by year, can be found in Part I, Item 1 of this Form 10-Q in the Notes to Consolidated Financial Statements in Note 7, “Leases.”

Other. During the second quarter of 2021, we entered into two noninterest bearing loans to finance the purchase of $5.6 million of computer hardware, internal use software licenses, and related ongoing support. In connection with these loans, we made a payment of $1.86 million in 2022 and have remaining payments of $1.86 million due in 2023, with no further payments due in 2022. Further discussion of this transaction can be found in Part I, Item 1 of this Form 10-Q in the Notes to Consolidated Financial Statements in Note 6, “Loans.”

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2022, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See the section titled “Contingencies” in Note 9 to our unaudited condensed consolidated financial statements.

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

•

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we have derived a substantial portion of our revenue from one of our largest customers, the VA MVP, and we currently derive a substantial portion of our revenue from another of our largest customers, Natera.

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

•

Changes in health care policy could increase our costs, decrease our revenue, and impact sales of and reimbursement for our tests. When we grow our business by developing in vitro diagnostic tests, we may be subject to reimbursement challenges.

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

Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition, and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (Annual Report), which was filed with the SEC on February 24, 2022.

Operational, Strategic and Business Risks

We have a history of losses and we expect to incur significant losses for the foreseeable future and may not be able to generate sufficient revenue to achieve or sustain profitability.*

We have incurred net losses since our inception. For the years ended December 31, 2021, 2020, and 2019 we had net losses of $65.2 million, $41.3 million, and $25.1 million, respectively. For the six months ended June 30, 2022, we had a net loss of $55.8 million. As of June 30, 2022, we had an accumulated deficit of $302.9 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Our operations and employees face risks related to health crises, such as the ongoing COVID-19 pandemic, that could adversely affect our operations, our financial condition, and the business or operations of our customers or other third parties with whom we conduct business.*

Our business could be adversely impacted by the effects of a health crisis, such as the ongoing COVID-19 pandemic, that could cause significant disruption in the operations of our customers and third-party suppliers upon whom we rely. Our laboratory facilities (other than the facilities being developed for our use in Shanghai, China), executive team, and most of our employees are located in the San Francisco Bay Area. In the event of a health crisis that becomes widespread in or around the San Francisco Bay Area, we may proactively, or be ordered by government officials to, take precautionary measures such as suspending our lab operations, implementing alternative work arrangements for our employees, and limiting our employees’ travel activities.

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

While authorities in many areas have lifted or relaxed pandemic-related restrictions, in some cases they have subsequently re-imposed various restrictions after observing an increased rate of COVID-19 cases as the global COVID-19 pandemic continues to evolve and to present serious health risks. There is no guarantee when or if all such restrictions and recommendations will be eliminated, such that we and our customers, manufacturers and suppliers will be able to safely resume operations consistent with our pre-COVID-19 operations. The full extent of the impact of the COVID-19 pandemic on our business, operations and plans remains uncertain and will depend on future developments that cannot be predicted at this time. Such developments include the continued spread of the Omicron variant and subvariants in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants or subvariants that may prove especially contagious or virulent, the ultimate duration of the pandemic and the resulting impact on our business and other third parties with whom we do business, and the effectiveness of actions taken globally to contain and treat the disease.

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

If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue or achieve and sustain profitability.*

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

Some of our present or potential competitors, including Adaptive Biotechnologies Corporation, Adela, Inc., ArcherDx, Inc., which was acquired by Invitae Corporation in October 2020, BillionToOne, Inc., C2i Genomics, Inc., Caris Life Sciences, Inc., Covance Inc., which was acquired by Laboratory Corporation of America Holdings in February 2015, Foresight Diagnostics Inc. (“Foresight”), Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in July 2018, Freenome, Inc., Geneseeq Technology Inc., Genosity, Inc., which was acquired by Invitae Corporation in April 2021, GRAIL, which Illumina announced that it had acquired in August 2021, Guardant Health, Inc., Inivata Limited, which was acquired by NeoGenomics, Inc. in June 2021, Invitae Corporation, Mount Sinai Genomics, Inc. which does business under the name Sema4, Natera, NanoString Technologies, Inc., NeoGenomics, Inc., Personal Genome Diagnostics, Inc., Predicine, Inc., Roche Molecular Systems, Inc., and Tempus, Inc., may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD testing offerings. During the six months ended June 30, 2022, revenue under our agreement accounted for 33% of our total revenue. See “—We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” In addition, our present or potential competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. For example, in August 2021, Illumina announced it completed its acquisition of GRAIL, a company focused on early cancer detection and potentially other forms of cancer analysis using next-generation sequencing technology, which we view as a potential competitor. Illumina is also one of our significant suppliers. See “—We rely on a limited number of suppliers, or in some cases, a sole supplier, for some of our laboratory instruments and materials, and we may not be able to find replacements or immediately transition to alternative suppliers should we need to do so.” Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services, which could force us to lower the price of our services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized products or services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, or if we cannot maintain successful customer or supply relationships with Natera, Illumina or other present or potential competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenue or achieving or sustaining profitability.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we have derived a substantial portion of our revenue from one of our largest customers, the VA MVP, and we currently derive a substantial portion of our revenue from another of our largest customers, Natera.*

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from the VA MVP, which accounted for 23% and 63% of our revenue for the six months ended June 30, 2022 and 2021, respectively. Revenue from Natera accounted for 33% of our revenue for the six months ended June 30, 2022. Our top five customers, including the VA MVP and Natera, accounted for 77% and 87% of our revenue for the six months ended June 30, 2022 and 2021, respectively. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond the VA MVP and Natera, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, while we have long-term contractual arrangements with certain of our customers, including Natera, these customers are not required to purchase a minimum number of analyses. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if we do not win future VA MVP contracts and renewals with a value comparable to that of our historical contracted orders, it may have a material adverse effect on our revenue, cash position, and results of operations. Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Likewise, if Natera or any of our other significant customers were to reduce or cease their use of our services, then our revenue, cash position, and results of operations may be materially adversely impacted. Further, if any of our significant customers were to stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We have derived a substantial portion of our current revenue from DNA sequencing and data analysis services that we provided to our largest customer, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services continues to be substantially reduced, if the VA MVP conducts a competitive bid process for the next contract and we do not win, or if the VA MVP does not award any such contract on a timely basis or at all, our business, financial condition, revenue and other operating results, and cash flows will be materially harmed.*

We have derived a substantial portion of our revenue from sales of our DNA sequencing and data analysis services to the VA MVP. In September 2017, we entered into a one-year contract with three one-year optional renewal periods with the VA for the VA MVP, pursuant to which we received contracted orders from the VA MVP in September 2017, 2018, 2019, 2020, and 2021. The current contract does not include a renewal option. For us to provide additional services to the VA MVP, we would need to receive an additional task order and/or enter into a new services agreement with the VA MVP, neither of which had occurred as of the date of filing this quarterly report.

The VA MVP may initiate a competitive bidding process for its next DNA sequencing and data analysis services contract, if any. However, there may not be any such potential bidding process or new contract awarded on a timely basis or at all, we may not win any such potential new contract in any such potential bidding process, the value of any such potential new contract or the VA MVP contracted orders thereunder may be lower than our historical contracted orders from the VA MVP, and/or the scope or nature of the services required under such new contract may change such that we are unable to serve the VA MVP in the future.

The VA MVP’s contracted orders for DNA sequencing and data analysis services have fluctuated significantly in value over time and are subject to the availability of funding, enrollment of veterans in the VA MVP study, and the VA MVP’s continued demand, if any, for our services among other factors. For example, the VA MVP contracted order received in September 2020 had a value of $30.9 million, whereas the VA MVP contracted order received in September 2021 had a value of $9.7 million, which represents a substantial decline. We are aware that the VA MVP recently initiated a request for information process seeking potential sources to provide high-throughput whole genome sequencing services, and that the VA MVP more recently issued a pre-solicitation notice announcing its intent to award a firm-fixed price, requirements contract for such services. However, we are not certain there will be a RFP process in 2022, and the pre-solicitation notice does not obligate the VA MVP to issue a solicitation for proposals.

We have no certainty that funding will be made available for our services, or that the VA MVP will award any future contracts, contract renewals or contracted orders to us. If the priorities of the VA, the VA MVP, or the U.S. government have changed or change in the future, including in response to the ongoing COVID-19 pandemic. For example, funding for our services may be limited or not available, and our business, financial condition, and operating results and cash flows will be materially harmed. Similarly, if we do not win future VA MVP contracts and renewals (whether due to being outbid by a competitor or the VA MVP’s decision not to award a future contract on a timely basis or at all, or to terminate for convenience or failure to renew any contract, for whatever reason) with a value comparable to that of our historical contracted orders, our business, financial condition, revenue and other operating results and cash flows may be materially harmed. We have only recognized revenue under our VA MVP contract upon the receipt and processing of samples, and the timing and number of VA MVP samples we have received has been and could in the future be negatively affected by factors beyond our control, which has resulted, and may result in the future, in delaying our ability to process and recognize revenue for such samples. For example, the revenue we recognized during the contract year that began in September 2020 significantly exceeded the value of the VA MVP contracted order we received in September 2020 because we continued to receive after such date, and subsequently processed, samples under VA MVP contracted orders that remained unfulfilled as of September 2020 due to the time required for the VA to select optimal samples from its collection for research and then provide us those samples. Therefore, period-to-period comparisons of our operating results relating to VA MVP contracted orders may not be meaningful. For example, even if the VA MVP initiates a new RFP process in 2022 and we win a contract and order with a value comparable to that of the September 2020 contracted order, the revenue we recognize under such potential new contract and order may be less than the revenue we recognized during the 2020-2021 contract year. The timing and number of VA MVP samples may also continue to be negatively affected by the COVID-19 pandemic. For example, in March 2020, the VA MVP announced that it was suspending sample collection due to the COVID-19 pandemic. In addition, we believe the COVID-19 pandemic may have been a contributing factor to the reduction in value of the September 2021 VA MVP contracted order compared to the September 2020 contracted order, as the VA MVP delayed new enrollment and also may have needed to divert resources to respond to the pandemic, and the COVID-19 pandemic may also negatively impact the value of any potential new VA MVP contract or order.

We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.*

In February 2021, we entered into a partnership in the field of personalized oncology with Natera, pairing our NeXT tumor profiling and diagnostic services and products with Natera’s personalized ctDNA platform Signatera™ for treatment monitoring and MRD assessment. Under this non-exclusive agreement, Natera is responsible for validating the design of, and commercialization of, Signatera personalized ctDNA assays using matched tumor and normal exome sequence data from us. The agreement covers MRD testing for both clinical use and research use. Since that time, Natera’s sample volumes have increased such that we currently derive a significant portion of our revenue from sales of our DNA sequencing and data analysis services to Natera under our agreement. For example, during the first six months of 2022, revenue under our agreement accounted for 33% of our total revenue. While our agreement with Natera is a long-term contractual arrangement, Natera is not required to purchase a minimum number of analyses from us under the agreement, and we have only limited visibility to Natera’s forecasted sample volumes for future periods. We are aware that Natera has at least one third party supplier of DNA sequencing and analysis services, such that Natera has elected, and may continue to elect in the future, to send a portion (or all) of its samples to its other supplier(s) instead of us, which it is not contractually prohibited from doing, given the non-exclusive nature of our agreement. Natera may also bring a portion (or all) of such services in-house in the future, which may result in them purchasing fewer (or no) such services from us, or none from us at all. Our agreement with Natera requires us to achieve certain quality and turnaround time metrics for Natera samples. Recently, the volumes of samples sent to us by Natera have fluctuated significantly and may continue to do so in the future, which could cause us to experience difficulty in achieving such metrics from time to time, or to meet our other obligations under our agreement. If we consistently fail to achieve such metrics, or any of our other obligations under our agreement with Natera, Natera may elect to send a portion (or all) of its samples to its other supplier(s) and/or bring such services in-house.

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

We rely on a limited number of suppliers, or in some cases, a sole supplier, for some of our laboratory instruments and materials, and we may not be able to find replacements or immediately transition to alternative suppliers should we need to do so.*

We rely on a limited number of suppliers for sequencers and other equipment and materials that we use in our laboratory operations. For example, we rely on Illumina as the sole supplier of sequencers and various associated reagents and other materials used in our routine laboratory operations, and as the sole provider of maintenance and repair services for these sequencers. Our various pricing agreements with Illumina are set to expire on various dates up to December 2022. In August 2021, Illumina completed its acquisition of GRAIL, a company focused on early cancer detection and potentially other forms of cancer analysis using next-generation sequencing technology. Any disruption in Illumina’s operations, or our inability to negotiate an extension to our agreements with Illumina on acceptable terms, or at all, or any competitive pressure resulting from Illumina’s acquisition of GRAIL, could negatively impact our supply chain and laboratory operations and our ability to conduct our business and generate revenue. Additionally, the ongoing COVID-19 pandemic has disrupted, and may continue to disrupt, Illumina’s ability to fulfill our purchase orders for reagents or other materials in a timely manner and the pandemic has also disrupted, and may continue to disrupt, the ability of our other suppliers to fulfill our purchase orders in a timely manner or at all. Our suppliers could cease supplying these materials and equipment at any time, or fail to provide us with sufficient quantities of materials or equipment that meet our specifications. Our laboratory operations have been and in the future could be interrupted if we encounter delays or difficulties in securing sequencers or other equipment or materials, or if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations, and reputation.

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

In addition, the Device Master File that we filed with the FDA, which is focused on the technology, quality management, and validation of our platform, specifically on its use for the development of personalized immunotherapies, is predicated on our use of specified equipment and processes, including Illumina sequencers and related equipment. The detailed information in the Device Master File is not shared with our customers, but with our permission they can reference our FDA file number in their Investigational New Drug filings with the FDA. If we were required to transition to a new supplier of sequencers or certain other equipment or processes in our laboratory, our Device Master File would need to be replaced or updated, and until such time as that occurred, customers for which we deliver services after the transition would not be able to reference our Device Master File, which would cause us to lose a competitive advantage.

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

Personalized cancer therapies represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development, or delays in or inability to achieve regulatory approval, commercialization, or payor coverage, any of which could adversely affect our business.*

We currently work with certain companies developing personalized cancer therapies, and our future success will in part depend on our personalized cancer customers obtaining regulatory approval for and commercializing their product candidates. Because personalized cancer therapies represent a new approach to immunotherapy for the treatment of cancer and other diseases, developing and commercializing personalized cancer therapies is subject to a number of challenges.

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

In the European Economic Area (and Northern Ireland) (“EEA”), in order to place an in vitro diagnostic medical device ("IVD"), or an accessory to an IVD, on the market, or put it into service in the EEA, the device must be designed, developed, manufactured and marketed in compliance with the relevant legal framework. On May 26, 2022, the Regulation on In-Vitro Diagnostic Devices (Regulation (EU) 2017/746) (“IVDR”) entered into application, repealing and replacing the Directive on In-Vitro Diagnostic Devices (98/79/EC) (the “IVDD”). The IVDR and its associated guidance documents and harmonized standards governing, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. IVDs must comply with the General Safety and Performance Requirements (“GSPRs”) set out in Annex I of the IVDR.

Compliance with these requirements is a prerequisite to be able to affix the CE Mark to IVDs, without which they cannot be marketed or sold in the EEA.

In accordance with the IVDR, devices that are not placed on the market but are used within the context of a commercial activity, whether in return for payment or free of charge, for the provision of a diagnostic or therapeutic service offered by means of information society services, as defined in point (b) of Article 1(1) of Directive (EU) 2015/1535, or by other means of communication, directly or through intermediaries, to a natural or legal person established in the EEA (and Northern Ireland) will be subject to the IVDR. As a result, diagnostic and therapeutic services offered to customers in the EEA (and Northern Ireland) (whether directly or via intermediaries) by providers that are based outside the EEA will be covered by the IVDR.

Fulfillment of the obligations imposed by the IVDR are likely to increase the cost and time required in order to obtain regulatory approval for products and services in the EEA. If we offer tests or services to customers within the EEA (and Northern Ireland) (whether directly or via intermediaries) that fall within the scope of the IVDR, we may be unable to fulfill these obligations, or a Notified Body, where applicable, may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the IVDR. Our ability, and the ability of our customers, to commercialize diagnostic tests based on our technology will depend in part on the extent to which coverage and reimbursement for these tests will be available from third-party payors. Coverage and reimbursement of new products and services is uncertain, and whether the companies that use our instruments to develop their own products or services will attain coverage and adequate reimbursement is unknown. In the U.S. and the EU, there is no uniform policy for determining coverage and reimbursement. Coverage can differ from payor to payor, and the process for determining whether a payor will provide coverage may be separate from the process for setting the reimbursement rate. In addition, the U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls and restrictions on reimbursement.

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

Our planned expansion into China entails substantial risks.*

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

Expansion into international markets would subject us to increased regulatory oversight and regulatory, economic, social, health and political uncertainties, which could cause a material adverse effect on our business, financial position, and results of operations.*

We may in the future expand our business and operations into international jurisdictions in which we have limited operating experience, including with respect to seeking regulatory approvals and marketing and selling products and services. For example, in June 2020, we announced our intention to expand into China and entered into a partnership with a clinical genomics and life sciences company headquartered in China as a means to expand business operations into China in the near term. As we expand internationally, our operations in these jurisdictions may be adversely affected by general economic conditions and economic and fiscal policy, including changes in exchange rates and controls, interest rates and taxation policies, increased government regulation, social instability, local or regional health crises, and political, economic or diplomatic developments in the future. Certain jurisdictions have, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries. Rioting, military activity, terrorist attacks, or armed hostilities could cause our operations in such jurisdictions to be adversely affected or suspended. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. In addition, anti-bribery and anti-corruption laws may conflict with some local customs and practices in foreign jurisdictions. Our international operations may subject us to heightened scrutiny under the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the United Kingdom (the “U.K.”) Bribery Act and similar anti-bribery laws, and could subject us to liability under such laws despite our best efforts to comply with such laws. As a result of our policy to comply with the FCPA, the U.K. Bribery Act and similar anti-bribery laws, we may be at a competitive disadvantage to competitors that are not subject to, or do not comply with, such laws. Further, notwithstanding our compliance programs, there can be no assurances that our policies will prevent our employees or agents from violating these laws or protect us from any such violations. Additionally, we cannot predict the nature, scope or impact of any future regulatory requirements that may apply to our international operations or how foreign governments will interpret existing or new laws. Alleged, perceived, or actual violations of any such existing or future laws by us or due to the acts of others, may result in criminal or civil sanctions, including contract cancellations or debarment, and damage to our reputation, any of which could have a material adverse effect on our business.

Regulatory, Legal and Cybersecurity Risks

Our tests may be subject to regulatory action if regulatory agencies determine that our tests do not appropriately comply with statutory and regulatory requirements enforced by the FDA, or equivalent foreign regulatory authorities and/or CLIA requirements for quality laboratory testing or equivalent foreign requirements.*

The laws and regulations governing the marketing of clinical laboratory tests are extremely complex and in many instances there are no significant regulatory or judicial interpretations of these laws and regulations. The Federal Food, Drug and Cosmetic Act (the “FDC Act”) defines a medical device to include any instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including a component, part, or accessory, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals. Some of our tests may be considered by the FDA to be in vitro diagnostic products that are subject to regulation as medical devices. Among other things, pursuant to the FDC Act and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the U.S. to ensure that medical devices distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices.

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

Legislative proposals addressing oversight of genetic testing and LDTs have been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time to time in the future. For example, the proposed “Verifying Accurate, Leading-edge IVCT Development” (VALID) Act (the “VALID Act”), most recently introduced in June 2021, would clarify and enhance FDA’s authority to regulate LDTs, including pre-market review of non-exempted tests. As currently proposed, the VALID Act would grandfather existing CLIA-compliant LDTs but would allow the FDA to subject otherwise grandfathered tests to pre-market review under certain conditions. We cannot predict whether the VALID Act will become legislation and cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, whether through finalization of guidance issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law or guidance could be issued by the FDA that may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests. This legislative and regulatory uncertainty exposes us to the possibility of enforcement action or additional regulatory controls and submissions for our tests, both of which could be burdensome. For example, if the VALID Act as currently proposed becomes legislation, we may be required to seek FDA pre-market review of the LDT version of our NeXT Personal assay that we plan to launch in the future, particularly if the LDT version of our NeXT Personal assay is ineligible for the grandfathered test exemption, which could increase the cost of, or delay, limit or prohibit, our development, introduction or continued offering of the LDT version of our NeXT Personal assay. In addition, we cannot be certain that the FDA will not enact rules or guidance documents that could impact our ability to purchase certain materials necessary for the performance of our tests, such as products labeled for research use only. Should any of the reagents obtained by us from suppliers and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting, or prohibiting the purchase of reagents necessary to perform testing.

In the EEA, IVDs are generally governed by the IVDR and must comply with the requirements of the IVDR in order to be placed on the market or put into service in the EEA. The IVDR does not specifically address the regulation of products falling within the description "laboratory-developed tests". Moreover, while the Regulation includes only limited exemptions for devices that are manufactured and used only within health institutions established in the EEA, diagnostic and therapeutic services undertaken outside of the EEA (for example at our facilities in the U.S.) would not fall within the scope of such exemptions. We do not currently offer tests or services to customers established in the EEA which would fall within the scope of the IVDR. If, in the future, we offer tests or services to customers within the EEA (and Northern Ireland) (whether directly or via intermediaries) that fall within the scope of the IVDR, it is unlikely that we will benefit from IVDR exemptions foreseen for health institutions established in the EEA. This means that we will have to comply with the IVDR in full.

If the FDA determines that our services are subject to enforcement as medical devices, or if foreign regulatory authorities regulate our products as IVDs, we could incur substantial costs and time delays associated with satisfying statutory and regulatory requirements such as pre-market clearance, approval or certification, and we could incur additional expense in offering our tests and tests that we may develop in the future.*

If the FDA determines that our tests and associated software do not fall within the definition of an LDT, or there are regulatory or legislative changes, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, we may be required to obtain premarket clearance for our tests and associated software under Section 510(k) of the FDC Act or approval of a premarket approval application (“PMA”). We would also be subject to ongoing regulatory requirements such as registration and listing requirements, medical device reporting requirements, and quality control requirements. If our tests are considered medical devices not subject to enforcement discretion, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, the regulatory requirements to which our tests are subject would depend on the FDA’s classification of our tests. The FDA has issued regulations classifying generic types of medical devices into one of three regulatory control categories (Class I, Class II, or Class III) depending on the degree of regulation that the FDA finds necessary to provide reasonable assurance of their safety and effectiveness. The class into which a device is placed determines the requirements that a medical device manufacturer must meet both pre- and post-market.

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

If we are required to conduct clinical trials, we and any third-party contractors we engage would be required to comply with good clinical practices (“GCPs”), which are regulations and guidelines enforced by the FDA, for devices in clinical development. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any third-party contractor fails to comply with applicable GCPs, the clinical data generated in clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before clearing or approving our marketing applications. A failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory clearance or approval process. In addition, if these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our tests. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our tests or to achieve or sustain profitability. Similar actions and obligations may be imposed by the competent authorities of an EU Member State, or a foreign regulatory authority.

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

In addition, if we offer tests or services to customers within the EEA (and Northern Ireland) (whether directly or via intermediaries) that fall within the scope of the IVDR,  we would be required to comply with strict requirements in order to affix the CE mark to our products, including requirements for clinical evidence, pre-market assessment of safety and performance, quality management system, traceability of products, promotion and advertising, and conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products in the EEA and detailed reporting obligations.

Failure to comply with federal, state, and foreign laboratory licensing requirements and the applicable requirements of the FDA or any other regulatory authority, or equivalent foreign regulatory authority, could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial sanctions.*

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance, and inspections. We have a current CLIA certificate to conduct our tests at our laboratory in Menlo Park, California. To renew this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratory. We will need a need a new CLIA certificate to operate our laboratory in the new Fremont facility. Any delay in inspection for or approval of our new CLIA certificate for the Fremont facility could result in a material disruption to our operations.

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

Failure to comply with the IVDR may result in a range of enforcement actions by the regulatory authorities of EU Member States as well as repercussions for any CE Certificates of Conformity issued by Notified Bodies, including fines, suspension variation or withdrawal of CE Certificates of Conformity, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

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

If our security measures are compromised, or our information technology systems or those of our vendors, and other relevant third parties fail or suffer security breaches, loss or leakage of data, and other disruptions, this could result in a material disruption of our services, compromise sensitive information related to our business, harm our reputation, trigger breach notification obligations, prevent us from accessing critical information, and expose us to liability or other adverse effects to our business.*

In the ordinary course of our business, we collect, process, receive, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and store proprietary, confidential, and sensitive information, including protected health information (“PHI”), personally identifiable information (“PII”), credit card and other financial information, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or our customers, payors, and other parties. It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. We depend on information technology and telecommunications systems for significant elements of our operations and we have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including, for example, systems handling human resources, financial reporting and controls, customer relationship management, regulatory compliance, and other infrastructure operations. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit, and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors, as we have outsourced elements of our operations to third parties and as a result a number of third-party vendors and other contractors and consultants have access to our proprietary, confidential, and sensitive information. Our ability to monitor these third parties’ security practices is limited, and these third parties may not have adequate security measures in place.

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

Notwithstanding the implementation of security measures, given the size and complexity of our internal information technology systems and those of our third-party vendors and other contractors and consultants, and the increasing amounts of proprietary, confidential, and sensitive information that they maintain, such information technology systems are potentially vulnerable to breakdown, service interruptions, system malfunction, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our personnel, third-party vendors, contractors, consultants, business partners, and/or other third parties, or from cyberattacks by malicious third parties, which may compromise our system infrastructure, or that of our third-party partners, or lead to data leakage. During times of war and other major conflicts, including the war in Ukraine, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyberattacks, that could materially disrupt our systems and operations and supply chain. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services.

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

The actual or perceived failure by us, our customers, or vendors to comply with increasingly stringent laws, regulations and contractual obligations relating to privacy, data protection, and data security could harm our reputation, and subject us to significant fines and liability.*

We are subject to numerous domestic and foreign laws and regulations regarding privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to policies, industry standards, and the terms of our contractual obligations to customers and third parties related to privacy, data protection, and data security. The actual or perceived failure by us, our customers, our vendors, or other relevant third parties to address or comply with these laws, regulations, and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, reduce the use of our services, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition, and results of operations.

The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation 2016/679, or GDPR, which entered into application on May 25, 2018. The GDPR applies to the processing of personal data by any company established in the EEA and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States and Norway, Iceland and Liechtenstein may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. EEA countries may also introduce national legislation further limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share data originating from the EEA, or could cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition. Given the breadth and depth of changes in data protection obligations, assisting our customers, partners, and vendors in complying with the GDPR, or maintaining compliance with the GDPR ourselves will require significant time, resources and expense, and we may be required to put in place additional controls and processes ensuring compliance with the new data protection rules that may cause us to incur substantial operational costs or require us to change our business practices. This may be onerous and adversely affect our business, financial condition and results of operations.

In addition, further to the U.K.’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain U.K. specific amendments) into U.K. law (the “U.K. GDPR”). The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. On June 28, 2021, the European Commission adopted an adequacy decision permitting flows of personal data between the EU and the U.K. to continue without additional requirements. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision and remains under review by the European Commission during this period. The relationship between the U.K. and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.

If we or our third-party partners fail to comply or are alleged to have failed to comply with data protection and privacy laws and regulations, or if we were to experience a data breach involving personal data, we could be subject to government enforcement actions or private lawsuits. Any associated claims, inquiries, or investigations or other government actions could lead to unfavorable outcomes that have a material impact on our business including through significant penalties or fines, monetary judgments or settlements including criminal and civil liability for us and our officers and directors, increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, or other remedies that harm our business, including orders that we modify or cease existing business practices.

Recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from Europe. For example, on July 16, 2020, the Court of Justice of the EU (the “CJEU”) invalidated the E.U.-U.S. Privacy Shield Framework (the “Privacy Shield”) under which personal data could be transferred from the EEA to United States entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (“SCCs”) (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. On June 4, 2021, the European Commission published a decision adopting an updated set of SCCs designed to address issues identified by the CJEU. The revised SCCs must be used for relevant new data transfers from September 27, 2021; and existing SCCs arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the U.K. The U.K. is not subject to the European Commission’s new SSCs but has published its own transfer mechanism, the International Data Transfer Agreement (“IDTA”), which enables transfers from the U.K. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and the U.K. GDPR and doing so will require significant effort and cost. In addition, additional measures may be required even when relying on SSCs or the IDTA, where the laws of the importer’s country do not offer an adequate level of protection, such as the United States.

If we are unable to implement a valid solution for personal information transfers to the U.S. and other countries, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from the EEA, and we may be required to increase our data processing capabilities in the EEA at significant expense. Inability to import personal information from the EEA to the U.S. or other countries may decrease demand for our products and services as our customers that are subject to the GDPR or the U.K. GDPR may seek alternatives that do not involve personal information transfers out of the EEA. At present, there are few, if any, viable alternatives to the SSCs and the IDTA.

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

In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and data security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. The CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. It allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase our compliance costs and potential liability with respect to other personal information we maintain about California residents. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA imposes additional obligations relating to consumer data on companies doing business in California as of January 1, 2022, with enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA and will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law.

The enactment of the CCPA has led a wave of similar legislative developments in other states in the U.S., which creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business, financial condition and results of operations. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, a comprehensive privacy, data protection, and data security statute that becomes effective on January 1, 2023 (at the same time as the CPRA) and shares similarities with the CCPA, the CPRA, and legislation proposed in other states. In June 2021, Colorado enacted a similar law, the Colorado Privacy

Act, which becomes effective on July 1, 2023. Utah and Connecticut recently enacted similar laws. Many other states are considering proposed comprehensive data privacy legislation and all 50 states have passed some form of legislation relating to privacy or cybersecurity (for example, all 50 states have enacted laws requiring disclosure of certain personal information breaches). Additionally, several states and localities have enacted statutes banning or restricting the collection of biometric information. At the federal level, the United States Congress is considering various proposals for comprehensive federal privacy, data protection, and data security legislation and, while no such law currently exists, we are subject to applicable existing federal laws and regulations, such as the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to privacy, data protection, and data security. These state statutes, and other similar state or federal laws, may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and other processing or protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. These laws and other changes in laws or regulations relating to privacy, data protection, and data security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase our operating costs, or require changes to our operations.

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

Complying with numerous statutes and regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.*

Our operations are or may be subject to other extensive federal, state, local, and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among others:

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

When we grow our business by developing in vitro diagnostic tests, we may be subject to reimbursement challenges.*

The coverage and reimbursement status of newly approved or cleared laboratory tests, including our NeXT Dx Test, is uncertain. We intend to seek reimbursement for our NeXT Dx Test and other in vitro diagnostic tests we may develop, and if such tests are inadequately covered by insurance or ineligible for such reimbursement, this could limit our ability to derive revenue from any such future tests. The commercial success of future services and products in both domestic and international markets may depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, or equivalent foreign programs, managed care organizations, and other third-party payors. The government and other third-party payors are increasingly attempting to contain health care costs by limiting both insurance coverage and the level of reimbursement for new diagnostic tests. As a result, they may not cover or provide adequate payment for any future in vitro diagnostic tests that we develop. These payors may conclude that our services or products are less safe, less effective, or less cost-effective than existing or later-introduced services or products. These payors may also conclude that the overall cost of using one of our tests exceeds the overall cost of using a competing test, and third-party payors may not approve any future in vitro diagnostic tests we develop for insurance coverage and adequate reimbursement.

Changes in health care policy could increase our costs, decrease our revenue, and impact sales of and reimbursement for our tests.*

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

The exit of the U.K. from the EU could lead to further regulatory divergence and require us to incur additional expenses in order to develop, manufacture, and commercialize our products and services.*

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the U.K. and the EU, the U.K. was subject to a transition period until December 31, 2020 (the “Transition Period”), during which EU rules continued to apply. The U.K. and the EU have signed a EU-U.K. Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the U.K. and EU's relationship will operate in the future. However, there are still many uncertainties. On May 26, 2022, the IVDR entered into application in the EU. However, the IVDR is not applicable in the U.K. In the U.K., IVDs are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002)

which retains a regulatory framework similar to the framework set out by the IVDD. As a result, there will be some regulatory divergence in the U.K. from the EU in light of the fact that the CE marking process is set out in EU law, which no longer applies in the U.K. The U.K. has devised a new route to market culminating in a U.K. Conformity Assessed ("UKCA") mark to replace the CE Mark for placing IVDs on the market in Great Britain (“G.B.”). Northern Ireland will, however, continue to be covered by the regulations governing CE Marks (a CE Mark or a CE Mark and UKNI Mark will be required to place products on the Northern Ireland market). CE Marks will continue to be recognized in G.B. for medical devices until June 30, 2023, however, all medical devices and IVDs must be registered with the MHRA, in order to be placed on the G.B. market. The EU legal framework, including the IVDR, remains applicable in Northern Ireland (any products placed on the market in the NI must be compliant with EU law). From July 1, 2023, a UKCA mark will be required in order to place a device on the G.B. market, however, manufacturers can use the UKCA mark on a voluntary basis prior to July 1, 2023 if they wish to do so. The nature of any new regulation in the U.K. is uncertain, and as such, we may experience delays in obtaining future access to the U.K. and other European markets. The U.K.’s departure from the EU has also impacted customs regulations and impacted timing and ease of shipments into the EU from the U.K.

Should the U.K. or G.B. further diverge from the EU from a regulatory perspective, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenue or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the U.K. It is also possible that Brexit may negatively affect our ability to attract and retain employees in the U.K., particularly those from the EU.

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.*

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

Intellectual Property Risks

Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violations may require us to spend significant time and money, and could in the future prevent us from selling our tests or impact our stock price, any of which could have a material adverse effect.*

Our commercial success will depend in part on our avoiding infringement of patents and infringement, misappropriation or other violations of other proprietary rights of third parties, including, for example, the intellectual property of competitors. There is extensive intellectual property litigation involving the biotechnology and pharmaceutical industries and genetic sequencing technology, including with regard to liquid biopsy assays such as those designed to detect or quantify MRD or recurrence in patients previously diagnosed with cancer. Our activities may be subject to claims that we infringe or otherwise violate patents owned or controlled by third parties. Numerous U.S. and foreign patents and pending patent applications exist in the genetic testing market and are owned by third parties. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. For example, we are aware of several third-party issued U.S. patents and pending patent applications with claims relating to genetic sequencing technology and methodology that may be asserted against us and may be construed to encompass our products and services. In order to avoid liability related to an allegation of infringement of these third-party patents, we may find it necessary or prudent to initiate invalidity proceedings against such patents or to obtain licenses from such third-party intellectual property holders. If we are not able to invalidate such patents or obtain or maintain a license on commercially reasonable terms and such third parties assert infringement claims against us, we may be prevented from exploiting our technology and our business, financial condition, results of operations, and prospects may be materially and adversely affected. We may also be unaware of patents that a third party, including for example a competitor in the genetic testing market, might assert are infringed by our business. There may also be patent applications that, if issued as patents, could be asserted against us. Patent applications in the U.S. and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. patent applications that will not be filed outside the U.S. can remain confidential until patents issue. Therefore, patent applications covering our products, services, or technologies could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our products, services, technologies, and their use. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent, and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market our products and services. Further, we may incorrectly determine that our technologies, products, or services are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products or services.

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

If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new services or products in the future.*

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

Developments or uncertainty in the patent statute, patent case law, or U.S. Patent and Trademark Office (“USPTO”), rules and regulations may impact the validity, scope or enforceability of our patent rights, thereby impairing our ability to protect our services and products.*

Our patent rights, their associated costs, and the enforcement or defense of such patent rights may be affected by developments or uncertainty in the patent statute, patent case law, or USPTO rules and regulations.

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

Patent terms may be inadequate to protect our competitive position for an adequate amount of time.*

Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies, products, and services are obtained, once the patent life has expired, we may be open to competition from competitive products or services. Our issued patents will expire on dates ranging from 2033 to 2038, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2042. In addition, although upon issuance in the U.S., a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our technologies, products and services, our competitive position, business, financial condition, results of operations, and prospects will be adversely affected.

If we are not able to obtain and enforce patent protection for any services or products we develop and for our technologies, or if the scope of patent protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize products, services and technology similar or identical to ours, and our ability to successfully commercialize our products, services, and technologies may be adversely affected.*

We have applied, and we intend to continue applying, for patents covering such aspects of our technologies as we deem appropriate. However, the patent process is expensive, time consuming, and complex, and we may not be able to apply for patents on certain aspects of our services, products, and other technologies in a timely fashion, at a reasonable cost, in all jurisdictions or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition.

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

We are involved in legal proceedings to enforce our intellectual property rights and may in the future become involved in other lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming, and unsuccessful.*

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, others may infringe our patents or the patents of our licensing partners. For example, in August 2022, we filed a complaint in the U.S. District Court for the District of Colorado against Foresight for patent infringement (see the section titled “Contingencies” in Note 9 to our unaudited condensed consolidated financial statements). In addition, our patents or the patents of our licensors may become involved in inventorship, priority, or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Further in such proceedings, the defendant could counterclaim that our asserted patent covering our services or product is invalid or unenforceable, and the court may agree that our asserted patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our services or product or the services or products of our competitors. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. An adverse result in any litigation or other proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Such a loss of patent protection could have a material adverse impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

We may not be able to enforce our intellectual property rights throughout the world.*

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

Our use of “open source” software could subject our proprietary software to general release, adversely affect our ability to sell our products and services, and subject us to possible litigation.*

A portion of the products, services or technologies licensed, developed, and/or distributed by us incorporate so-called “open source” software and we may incorporate open source software into other products, services or technologies in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. Some open source licenses contain requirements that we disclose source code for modifications we make to the open source software and that we license such modifications to third parties at no cost. In some circumstances, distribution of our software in connection with open source software could require that we disclose and license some or all of our proprietary code in that software, as well as distribute our products or technologies or provide our services that use particular open source software at no cost to the user. We monitor our use of open source software in an effort to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code; however, there can be no assurance that such efforts will be successful. Open source license terms are often ambiguous and such use could inadvertently occur. There is little legal precedent governing the interpretation of many of the terms of these licenses, and the potential impact of these terms on our business may result in unanticipated obligations regarding our products and technologies. Companies that incorporate open source software into their products have, in the past, faced claims seeking enforcement of open source license provisions and claims asserting ownership of open source software incorporated into their products. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of an open source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of our products or provision of our services. In addition, if we combine our proprietary software with open source software in certain ways, under some open source licenses, we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products and services that are similar to or better than ours and otherwise adversely affect our business. These risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, financial condition, and results of operations.

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

Financial and Market Risks and Risks Related to Owning Our Common Stock

Our inability to raise additional capital on acceptable terms in the future may limit our ability to continue to operate our business and further expand our operations.*

We expect capital expenditures and operating expenses to increase over the next several years as we continue to operate our business and expand our infrastructure, commercial operations, and research and development activities. Additionally, when we grow our business by developing in vitro diagnostic tests, our capital expenditures and operating expenses will significantly increase. We may seek to raise additional capital through equity offerings, debt financings, collaborations, or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all.

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

If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or sales and marketing initiatives. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruption to and volatility in the credit and financial markets in the U.S. and worldwide resulting from macroeconomic conditions, actual or perceived changes in interest rates and inflation, geopolitical conflicts (including the Russia-initiated military action against Ukraine), as well as the ongoing COVID-19 pandemic. In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to us. While we believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months, rising costs and interest rates due to inflation or other economic conditions may cause our capital expenditures and operating expenses to increase more than expected, and we cannot assure you that we will generate sufficient revenue from commercial sales to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional funding on acceptable terms, or at all, or if we consume our existing capital more quickly than expected, it could negatively impact our ability to retain and attract employees and our competitive position, business, financial condition, results of operations, and prospects will be adversely affected.

The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance, we may not be able to meet investor or analyst expectations, and you may lose all or part of your investment.*

The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our operating results;
•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•	issuance of new or updated research reports by securities analysts or changed recommendations for our stock;
•	competition from existing tests or new tests that may emerge;
•

announcements by us or our competitors relating to significant acquisitions, strategic partnerships, joint ventures, collaborations, capital commitments, or by or pertaining to our customers, particularly the VA MVP and Natera, as our largest customers;

•	the timing and amount of our investments in the growth of our business;
•	actual or anticipated changes in regulatory oversight of our business or issues we may face with regulators;
•	additions or departures of key management or other personnel;
•	inability to obtain additional funding;
•	sales of our common stock by us or our stockholders in the future;
•	disputes or other developments related to our intellectual property or other matters, including litigation;
•	the long-term macroeconomic effects of the ongoing COVID-19 pandemic, including potential global, regional or national economic slowdowns, recessions, depressions or other economic downturns; and
•	general economic, industry, and market conditions, including factors unrelated to our operating performance or the operating performance of our competitors.

In addition, the stock market in general, and the market for life sciences companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, including in connection with the ongoing COVID-19 pandemic, global supply chain challenges, inflation and fears of economic recession, which have resulted in depressed stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.*

Our quarterly results of operations, including our revenue, gross margin, profitability, and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. For example, Natera and other large customers are not obliged to deliver tissue samples or other specimens to us at any particular time or at all. The rate at which we receive tissue samples or other specimens can vary dramatically from quarter to quarter, and is difficult or impossible for us to accurately forecast. Our receipt and processing of tissue samples and other specimens from our customers leads to our recognition of revenue, and as such the variable rates of delivery of customer samples will lead to variations in our revenue from quarter to quarter. For example, we often see fluctuations in receipt and processing of samples and revenue in the fourth quarter due, in part, to the concentration of holidays in late November and in December, and some of our biopharmaceutical customers have fiscal years ending in December, which we believe may impact the timing of samples or payments provided by such customers. Fluctuations in quarterly results may adversely impact the value of our common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed elsewhere in this “Risk Factors” section. We also may face competitive pricing pressures, and we may not be able to maintain our pricing in the future, which would adversely affect our operating results.

Unstable market, economic and geo-political conditions may have serious adverse consequences on our business, financial condition and stock price.*

The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions can result in severely diminished liquidity and credit availability, increases in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur, including actual or perceived changes in interest rates and inflation. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds could also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon development or commercial initiatives. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could continue to affect, and potentially materially adversely affect, global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

Future sales of shares by existing stockholders, or the perception that such sales could occur, could cause our stock price to decline.*

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of June 30, 2022, we had 45,891,458 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of June 30, 2022 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, certain holders of shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

Our ability to use net operating losses to offset future taxable income may be subject to limitations.*

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

The requirements of being a public company consume substantial resources, may result in litigation and may divert management’s attention.*

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, particularly in the event we no longer qualify as a “smaller reporting company” as defined in the Exchange Act. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may be required to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

We are a smaller reporting company, and any decision on our part to avail ourselves of certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.*

On June 30, 2022, the market value of our common equity held by non-affiliates, or public float, was less than $560 million and we therefore qualify as a “smaller reporting company,” as defined in the Exchange Act. We may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including scaled disclosure on executive compensation.

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded smaller reporting companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

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

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.*

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or any testing by our independent registered public accounting firm conducted in connection with Section 404(b) of the Sarbanes-Oxley Act, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

As a result of our public float on June 30, 2022, commencing on December 31, 2022 we will become a non-accelerated filer.  For so long as we remain a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Appointment of Director

On August 2, 2022, upon recommendation of the nominating and corporate governance committee of our board of directors, our board of directors appointed Lonnie Shoff, to our board of directors as a Class II director. Ms. Shoff’s term will expire, along with the terms of the other Class II directors, at our annual meeting of stockholders in 2024. Our board of directors also appointed Ms. Shoff to serve as a member of the compensation committee of our board of directors.

There are no arrangements or understandings between Ms. Shoff and any other persons pursuant to which she was selected as a director. Our board of directors has determined that Ms. Shoff qualifies as an independent director under the independence requirements set forth under Rule 5605(a)(2) of the Nasdaq Stock Market LLC Rules and listing standards. Additionally, there are no transactions involving the company and Ms. Shoff that we would be required to report pursuant to Item 404(a) of Regulation S-K.

In connection with her appointment to our board of directors and the compensation committee, and pursuant to our amended and restated non-employee director compensation policy (the “Non-Employee Director Compensation Policy”), Ms. Shoff will receive annual cash retainers for her service on the board of directors and any committee of the board of directors, an initial equity grant and annual equity grants, each in the amounts set forth in the Non-Employee Director Compensation Policy.

We have also entered into our standard form of indemnification agreement with Ms. Shoff.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	6/24/2019

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38943	3.2	6/24/2019

10.1	Amendment No. 2 to Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated June 9, 2022.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

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

Date: August 3, 2022	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer (Duly Authorized Officer)