Form 10-Q
period 2022-09-30
Personalis, Inc.
filed 2022-11-02
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of registrant’s Common Stock outstanding as of October 27, 2022 was 45,971,355.

PERSONALIS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2022

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
•
estimates of our total addressable market, future revenue and the timing thereof, expenses, capital requirements, and our needs for additional financing;
•
future reimbursement and reimbursement rulings;
•
our ability to enter into and compete in new markets;
•
the impact that key opinion leaders may have on the broader use of our platform in the future;
•
the potential impacts of inflation, macroeconomic conditions, and geopolitical conflicts on our business and operations;
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
•
our ability to obtain financing when needed;
•
our belief that approval of personalized cancer therapies by the Food and Drug Administration may drive benefits to our business;
•
our future business with the U.S. Department of Veterans Affairs’ Million Veteran Program ("VA MVP"), including the outcome of the protest of our contract with the VA MVP; and
•
our ability to maintain proper and effective internal controls.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$83,522	$105,585
Short-term investments	109,234	181,479
Accounts receivable, net	13,592	18,468
Inventory and other deferred costs	7,543	5,610
Prepaid expenses and other current assets	8,017	7,089
Total current assets	221,908	318,231
Property and equipment, net	61,219	19,650
Operating lease right-of-use assets	30,045	53,822
Other long-term assets	4,689	4,825
Total assets	$317,861	$396,528
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,784	$9,221
Accrued and other current liabilities	22,658	18,110
Contract liabilities	297	3,982
Total current liabilities	33,739	31,313
Long-term operating lease liabilities	41,349	52,797
Other long-term liabilities	374	2,117
Total liabilities	75,462	86,227
Commitments and Contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 45,955,866 and 44,904,512 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	5	4
Additional paid-in capital	573,158	557,558
Accumulated other comprehensive loss	(1,422)	(166)
Accumulated deficit	(329,342)	(247,095)
Total stockholders’ equity	242,399	310,301
Total liabilities and stockholders’ equity	$317,861	$396,528

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$14,858	$22,261	$48,325	$64,812
Costs and expenses
Cost of revenue	12,379	14,195	37,287	41,151
Research and development	14,957	13,617	48,343	34,800
Selling, general and administrative	14,781	12,140	46,141	33,989
Total costs and expenses	42,117	39,952	131,771	109,940
Loss from operations	(27,259)	(17,691)	(83,446)	(45,128)
Interest income	743	88	1,236	286
Interest expense	(45)	(60)	(154)	(125)
Other income (expense), net	80	5	149	(43)
Loss before income taxes	(26,481)	(17,658)	(82,215)	(45,010)
Provision for income taxes	11	12	32	17
Net loss	$(26,492)	$(17,670)	$(82,247)	$(45,027)
Net loss per share, basic and diluted	$(0.58)	$(0.40)	$(1.81)	$(1.03)
Weighted-average shares outstanding, basic and diluted	45,921,411	44,511,534	45,518,334	43,579,308

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(26,492)	$(17,670)	$(82,247)	$(45,027)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(215)	(9)	(417)	12
Change in unrealized gain (loss) on available-for-sale debt securities	57	3	(839)	(22)
Comprehensive loss	$(26,650)	$(17,676)	$(83,503)	$(45,037)

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the Three Months Ended September 30, 2022 and 2021

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—June 30, 2022	45,891,458	$5	$568,741	$(1,264)	$(302,850)	$264,632
Proceeds from exercise of stock options	643	—	2	—	—	2
Restricted stock units vested	63,765	—	—	—	—	—
Stock-based compensation	—	—	4,415	—	—	4,415
Foreign currency translation adjustment	—	—	—	(215)	—	(215)
Unrealized gain on available-for-sale debt securities	—	—	—	57	—	57
Net loss	—	—	—	—	(26,492)	(26,492)
Balance—September 30, 2022	45,955,866	$5	$573,158	$(1,422)	$(329,342)	$242,399

Balance—June 30, 2021	44,209,968	$4	$547,951	$18	$(209,226)	$338,747
Proceeds from exercise of stock options	448,738	—	536	—	—	536
Restricted stock units vested	47,557	—	—	—	—	—
Stock-based compensation	—	—	3,689	—	—	3,689
Foreign currency translation adjustment	—	—	—	(9)	—	(9)
Unrealized gain on available-for-sale debt securities	—	—	—	3	—	3
Net loss	—	—	—	—	(17,670)	(17,670)
Balance—September 30, 2021	44,706,263	$4	$552,176	$12	$(226,896)	$325,296

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the Nine Months Ended September 30, 2022 and 2021

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2021	44,904,512	$4	$557,558	$(166)	$(247,095)	$310,301
Proceeds from exercise of stock options	475,687	1	980	—	—	981
Proceeds from ESPP purchases	204,775	—	974	—	—	974
Restricted stock units vested	370,892	—	—	—	—	—
Stock-based compensation	—	—	13,646	—	—	13,646
Foreign currency translation adjustment	—	—	—	(417)	—	(417)
Unrealized loss on available-for-sale debt securities	—	—	—	(839)	—	(839)
Net loss	—	—	—	—	(82,247)	(82,247)
Balance—September 30, 2022	45,955,866	$5	$573,158	$(1,422)	$(329,342)	$242,399

Balance—December 31, 2020	39,105,548	$4	$376,788	$22	$(181,869)	$194,945
Proceeds from follow-on equity offering, net of offering costs	4,542,500	—	161,916	—	—	161,916
Proceeds from exercise of stock options	833,676	—	1,935	—	—	1,935
Proceeds from ESPP purchases	57,001		1,191	—	—	1,191
Restricted stock units vested	167,538	—	—	—	—	—
Stock-based compensation	—	—	10,346	—	—	10,346
Foreign currency translation adjustment	—	—	—	12	—	12
Unrealized loss on available-for-sale debt securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(45,027)	(45,027)
Balance—September 30, 2021	44,706,263	$4	$552,176	$12	$(226,896)	$325,296

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(82,247)	$(45,027)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	13,646	10,346
Depreciation and amortization	5,476	4,413
Noncash operating lease cost	3,612	1,732
Amortization of premium on short-term investments	365	1,554
Other	(23)	111
Changes in operating assets and liabilities
Accounts receivable	4,876	(4,184)
Inventory and other deferred costs	(1,935)	117
Prepaid expenses and other assets	(357)	(3,542)
Accounts payable	(1,073)	(3,530)
Accrued and other current liabilities	(1,632)	1,839
Contract liabilities	(3,685)	(18,067)
Operating lease liabilities	9,928	(952)
Other long-term liabilities	(422)	(364)
Net cash used in operating activities	(53,471)	(55,554)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(111,179)	(227,316)
Proceeds from maturities of available-for-sale debt securities	182,223	129,783
Proceeds from sales of available-for-sale debt securities	—	5,059
Purchases of property and equipment	(40,358)	(7,506)
Net cash provided by (used in) investing activities	30,686	(99,980)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	—	162,258
Payments of costs related to public offerings	—	(342)
Proceeds from loans	1,194	5,167
Repayments of loans	(2,293)	(1,857)
Proceeds from exercise of equity awards	1,954	3,127
Net cash provided by financing activities	855	168,353
Effect of exchange rates on cash, cash equivalents and restricted cash	(133)	18
Net change in cash, cash equivalents and restricted cash	(22,063)	12,837
Cash, cash equivalents, and restricted cash, beginning of period	107,375	68,525
Cash, cash equivalents and restricted cash, end of period	$85,312	$81,362

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$83,522	$79,572
Restricted cash, included in other long-term assets	1,790	1,790
Total cash, cash equivalents and restricted cash	$85,312	$81,362

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company maintains an allowance for doubtful accounts, which was $0.1 million as of September 30, 2022 and December 31, 2021. The Company had no bad debt expense for the periods presented.

Significant customers are those that represent more than 10% of the Company’s total revenue in each period or accounts receivable balance at each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2022	December 31, 2021
	2022	2021	2022	2021
Natera, Inc.	50%	10%	38%	*	38%	39%
U.S. Department of Veterans Affairs Million Veteran Program (the “VA MVP”)	*	61%	16%	62%	*	*
Pfizer Inc.	*	*	*	*	13%	*
AbbVie Inc.	*	*	*	*	*	18%
Merck & Co., Inc.	20%	*	12%	*	20%	15%
GSK plc	*	*	*	*	10%	*
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

Practical Expedients and Exemptions

As a practical expedient, the Company recognizes the incremental costs of obtaining contracts, such as sales commissions, as an expense when incurred since the amortization period of the asset the Company otherwise would have recognized is one year or less. Sales commissions are recorded within selling, general and administrative expenses in the condensed consolidated statements of operations. With respect to disclosure of revenue allocated to remaining performance obligations, the Company has elected the optional exemption that allows for the exclusion of contracts with an original expected duration of one year or less.

Cost of Revenue

Cost of revenue consists of raw materials costs, personnel costs (salaries, bonuses, benefits, payroll taxes, and stock-based compensation), laboratory supplies and consumables, depreciation and maintenance on equipment, and allocated facilities and information technology (“IT”) costs.

Research and Development Expenses

The Company charges research and development costs to expenses as incurred, including lab and automation development costs. The expenses primarily consist of personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits); laboratory supplies and consumables; costs of processing samples for research, product development, collaborations, and studies; depreciation and maintenance on equipment; and allocated facilities and IT costs.

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

Leases

The Company categorizes leases with contractual terms longer than 12 months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. As of September 30, 2022, the Company had no finance leases.

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

Note 3. Revenue

The following table presents revenue disaggregated by customer type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
VA MVP	$—	$13,650	$7,556	$40,367
All other customers	14,858	8,611	40,769	24,445
Total revenue	$14,858	$22,261	$48,325	$64,812

Revenue from countries outside of the United States, based on the billing addresses of customers, represented approximately 6% of the Company’s revenue for the three months ended September 30, 2022 and 2021, and approximately 10% and 7% for the nine months ended September 30, 2022 and 2021, respectively.

Contract Assets and Liabilities

Contract assets as of September 30, 2022 and December 31, 2021 were immaterial.

Amounts collected in advance of services being provided are deferred as current liabilities in the condensed consolidated balance sheets. The associated revenue is recognized and the contract liability is reduced as the contracted services are subsequently performed. The balance of contract liabilities was $0.3 million and $4.0 million as of September 30, 2022 and December 31, 2021, respectively. Revenue recognized for the three months ended September 30, 2022 and 2021 that were included in the contract liability balance at the beginning of each reporting period were $0.2 million and $9.7 million, respectively. Revenue recognized for the nine months ended September 30, 2022 and 2021 that were included in the contract liability balance at the beginning of each period were $3.7 million and $19.1 million, respectively.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$5,864	$4,081
Other deferred costs	1,679	1,529
Total inventory and other deferred costs	$7,543	$5,610

Property and equipment. Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $1.9 million and $1.5 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $5.5 million and $4.4 million, respectively. Accumulated depreciation and amortization was $24.3 million and $19.0 million as of September 30, 2022 and December 31, 2021, respectively.

Restricted cash. The Company’s restricted cash is pledged as collateral for a standby letter of credit related to a property lease. The balance of restricted cash was $1.8 million as of September 30, 2022 and December 31, 2021, and is included in other long-term assets.

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$8,907	$10,673
Operating lease liabilities	4,934	3,728
Accrued liabilities	5,522	883
Loans—current portion (Note 6)	2,178	1,806
Employee ESPP contributions	561	517
Accrued taxes	526	121
Customer deposits	30	382
Total accrued and other current liabilities	$22,658	$18,110

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$6,402	$—	$—	6,402
Money market funds	40,271	—	—	40,271	Level 1
Commercial paper	36,855	—	(6)	36,849	Level 2
Total cash and cash equivalents	83,528	—	(6)	83,522
Short-term investments:
Commercial paper	20,207	—	(44)	20,163	Level 2
U.S. agency securities	14,444	—	(160)	14,284	Level 2
U.S. government securities	75,631	—	(844)	74,787	Level 2
Total short-term investments	110,282	—	(1,048)	109,234
Total assets measured at fair value	$193,810	$—	$(1,054)	$192,756

	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$6,094	$—	$—	$6,094
Money market funds	49,488	—	—	49,488	Level 1
Commercial paper	50,005	—	(2)	50,003	Level 2
Total cash and cash equivalents	105,587	—	(2)	105,585
Short-term investments:
Asset-backed securities	75,787	—	(154)	75,633	Level 2
Commercial paper	18,068	—	(2)	18,066	Level 2
Corporate debt securities	18,059	—	(7)	18,052	Level 2
U.S. agency securities	19,738	—	(35)	19,703	Level 2
U.S. government securities	50,040	—	(15)	50,025	Level 2
Total short-term investments	181,692	—	(213)	181,479
Total assets measured at fair value	$287,279	$—	$(215)	$287,064

Realized gains or losses on marketable debt securities are immaterial for the periods presented. No security has been in an unrealized loss position for 12 months or greater, except for a limited number of securities with insignificant combined unrealized losses. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. As of September 30, 2022, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired. The Company’s marketable debt securities at September 30, 2022 have maturities due in one year or less.

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

The Company entered into two more payment agreements in April 2021 and July 2022, with the same financing entity, to finance the purchase of $3.1 million of computer hardware and related hardware maintenance and $1.3 million of internal use software licenses and related ongoing support, respectively. The Company is required to pay three equal payments of $1.0 million in July 2021, June 2022, and June 2023 for the first agreement, and three equal payments of $0.4 million in September 2022, September 2023, and September 2024 for the second agreement. The nature of these agreements and resulting accounting treatment are the same as the payment agreement described in the preceding paragraph, except our imputed interest rate was 9% for the July 2022 agreement.

The total initial present value of the payment agreements was $6.4 million and presented as proceeds from loans in the condensed consolidated statements of cash flows. Such proceeds were used to purchase equipment, software, and related maintenance and are reflected as cash outflows in the investing and operating activities sections in the condensed consolidated statements of cash flows. Repayments are presented as financing cash outflows in the condensed consolidated statements of cash flows. Interest expense for the three months ended September 30, 2022 and 2021 was less than $0.1 million. Interest expense for the nine months ended September 30, 2022 and 2021 was $0.2 million and $0.1 million, respectively. Amounts outstanding under the payment agreements are as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal	$2,730	$3,714
Less: unamortized discount	(182)	(220)
Total carrying amount	2,548	3,494
Less: current portion (included in accrued and other current liabilities)	(2,178)	(1,806)
Long-term portion (included in other long-term liabilities)	$370	$1,688

Note 7. Leases

In 2015, the Company entered into a noncancelable operating lease for approximately 31,280 square feet of space used for its current laboratory and corporate headquarters. In 2020, the lease term was extended through November 30, 2027 and includes an option to extend the term for a period of three years with rent payments equal to fair market rent. The Company determined the extension option is not reasonably certain to be exercised. The lease contains a leasehold improvement incentive and escalating rent payments. In 2021, the Company amended the lease to expand the leased premises by an additional 14,710 square feet of space (the “Expansion Lease”). The Expansion Lease expires on December 31, 2022 and has no option to extend the term.

In 2019, the Company entered into a noncancelable three-year operating lease for a co-located data center space. In 2022, the lease term was extended through September 30, 2025 and includes an option to extend the term for a period of three years immediately following the expiration of the term. The Company determined the extension option is not reasonably certain to be exercised.

In 2021, the Company entered into a noncancelable operating lease for approximately 100,000 square feet of space in Fremont, California to be used as the Company’s future corporate headquarters and expanded laboratory facility. The lease term is 13.5 years and commenced in October 2022. The Company gained early access to the premises upon entering the lease for the purpose of constructing and installing tenant improvements, for which the landlord has agreed to contribute up to approximately $15.5 million, $10.4 million of which has been received through September 30, 2022. Such contributions become payable only upon approval by the landlord of applications for payment and are accounted for as lease incentives once the Company has incurred costs and the amounts qualify for reimbursement by the landlord. The lease incentives are then recognized as reductions to lease expense over the remainder of the lease term. The lease expires on March 31, 2036 and includes two options to extend the term for a period of five-years per option with rent payments equal to fair market rent. The Company determined the extension options are not reasonably certain to be exercised. The lease also contains escalating rent payments. Due to delays in the completion of the work necessary for the Company to move into the facility, the lease commencement date was delayed from the original intended date. This change in circumstances during the third quarter of 2022 triggered a reassessment of the lease term and consequently a remeasurement of the lease liability and corresponding adjustment to the carrying amount of the right-of-use asset.

The Company also has a noncancelable operating lease for approximately 5,100 square feet of space in Shanghai, China used for its China operations, which expires on June 30, 2024, as well as various other short-term leases.

Components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease cost
Operating lease cost	$2,121	$1,423	$6,469	$2,844
Short-term lease cost	10	72	47	334
Variable lease cost	357	369	1,003	763
Total lease cost	$2,488	$1,864	$7,519	$3,941

As of September 30, 2022, the Company’s operating leases had a weighted-average remaining lease term of 11.2 years and a weighted-average discount rate of 10.5%. The Company’s discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of September 30, 2022 were as follows (in thousands):

Amount
2022 (remaining three months)	$1,078
2023	5,710
2024	7,895
2025	7,808
2026	7,168
2027 and thereafter	55,202
Total future minimum lease payments	84,861
Less: imputed interest	(38,578)
Present value of future minimum lease payments	46,283
Less: current portion of operating lease liability	(4,934)
Long-term operating lease liabilities	$41,349

Cash paid for operating lease liabilities, included in cash flows from operating activities in the condensed consolidated statements of cash flows, for the nine months ended September 30, 2022 and 2021, was $3.3 million and $2.3 million, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the nine months ended September 30, 2022 and 2021 were $3.1 million and $46.4 million, respectively. Additionally, the remeasurement of the Fremont headquarters lease liability in the third quarter of 2022 resulted in a $12.9 million reduction to right-of-use assets.

Note 8. Stock-Based Compensation

Shares of common stock reserved for issuance under the Company’s equity incentive plans were as follows:

September 30, 2022
Outstanding stock awards	8,737,479
Reserved for future award grants	2,254,563
Reserved for future ESPP	827,618
Total common stock reserved for stock awards	11,819,660

Stock Option Activity

A summary of the Company’s stock option activity (excluding performance-based stock option activity summarized further below) under the 2011 Plan, 2019 Plan, and Inducement Plan for the nine months ended September 30, 2022 is as follows:

	Outstanding Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2021	5,002,419	$10.66	6.89	$28,308
Options granted	1,109,178	5.41
Options exercised	(475,687)	2.06
Options forfeited or expired	(196,182)	15.82
Balance—September 30, 2022	5,439,728	$10.15	7.07	$290
Options vested and exercisable as of September 30, 2022	3,205,900	$8.50	5.77	$290

The weighted-average grant date fair value of options granted was $3.50 and $12.53 per share for the three months ended September 30, 2022 and 2021, respectively, and $3.60 and $13.32 per share for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the unrecognized stock-based compensation cost of unvested options was $14.8 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Valuation of Stock Options

The Company estimated the fair value of stock options (excluding performance-based stock options discussed below) using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	5.77 - 6.08	6.02 - 6.08	5.50 - 6.08	5.50 - 6.27
Volatility	71.79 - 76.35%	68.81 - 69.31%	68.37 - 76.35%	68.06 - 69.90%
Risk-free interest rate	2.84 - 3.63%	0.86 - 0.96%	1.62 - 3.63%	0.62 - 1.06%
Dividend yield	–%	–%	–%	–%

Performance-Based Stock Option Activity

No performance-based stock option activity occurred during the nine months ended September 30, 2022. As of September 30, 2022, performance-based stock options for 421,000 shares with an exercise price of $5.10 and a remaining contractual term of 7.46 years remained outstanding. The stock options are fully vested and exercisable and had no intrinsic value as of September 30, 2022.

Restricted Stock Units Activity and Valuation

A summary of the Company’s RSU activity under the 2019 Plan and Inducement Plan for the nine months ended September 30, 2022 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2021	1,679,696	$16.35	$23,969
RSUs granted	1,663,601	5.39
RSUs vested	(370,892)	14.70	1,864
RSUs forfeited	(95,654)	17.00
Balance—September 30, 2022	2,876,751	$10.20	$8,544

As of September 30, 2022, the unrecognized stock-based compensation cost of unvested RSUs was $25.6 million, which is expected to be recognized over a weighted-average period of 2.7 years.

ESPP Activity and Valuation

During the nine months ended September 30, 2022 and 2021, 204,775 and 57,001 shares of common stock were purchased under the ESPP, respectively. The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Three and Nine Months Ended September 30,
	2022	2021
Expected term (in years)	0.50	0.49
Volatility	82.35%	74.88%
Risk-free interest rate	1.49%	0.04%
Dividend yield	–%	–%
Grant-date fair value per share	$2.23	$8.21

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$1,849	$2,008	$6,253	$6,511
RSUs	2,432	1,425	6,827	3,080
ESPP	134	256	566	755
Total stock-based compensation expense	$4,415	$3,689	$13,646	$10,346

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$469	$376	$1,372	$996
Research and development	1,124	1,172	3,784	2,800
Selling, general and administrative	2,822	2,141	8,490	6,550
Total stock-based compensation expense	$4,415	$3,689	$13,646	$10,346

Note 9. Commitments and Contingencies

Contingencies

On August 2, 2022, the Company filed a complaint in the U.S. District Court for the District of Colorado against Foresight Diagnostics Inc. (“Foresight”) for patent infringement. The complaint is based on the Company’s U.S. Patent No. 10,450,611 (the “’611 Patent”), entitled “Personalized Genetic Testing,” our U.S. Patent No. 11,299,783 (the “’783 Patent”), entitled “Methods and Systems For Genetic Analysis,” and our U.S. Patent No. 11,384,394 (the “’394 Patent”), entitled “Methods and Systems for Genetic Analysis.” The ‘611 Patent was granted on October 22, 2019 and relates to methods for personalized genetic testing by performance of sequencing assays on biological samples. The ‘783 Patent was granted on April 12, 2022 and relates to methods for sample processing and data analysis by performance of sequencing assays on biological samples that can aid in the diagnosis, monitoring, treatment, and prevention of one or more diseases. The ‘394 Patent was granted on July 12, 2022 and relates to methods for sample processing and analysis to aid in the diagnosis, monitoring, treatment, and prevention of disease. On August 17, 2022, the Company filed an amended complaint for patent infringement against Foresight. The amended complaint added our U.S. Patent No. 11,408,033 (the “’033 Patent”), entitled “Methods and Systems for Genetic Analysis.” The ‘033 Patent was granted on August 9, 2022 and relates to methods for sample processing and analysis to aid in the diagnosis, monitoring, treatment, and prevention of disease. The Company is seeking remedies including injunctive relief, damages and costs. On October 12, 2022, Foresight filed its answer and counterclaims in the matter, alleging and seeking declaratory judgement that its solid tumor recurrence test does not infringe the Company’s asserted patents and that the claims of our asserted patents are invalid and/or unenforceable. On November 2, 2022, the Company filed its answer to Foresight’s counterclaims. The Company believes the assertions in Foresight's counterclaims are without merit and intends to vigorously defend against these counterclaims.

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

The Company is also subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and loss contingencies are reflected in the condensed consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. Except for the matter described in the first paragraph of this Note 9, as of September 30, 2022, the Company was not involved in any material adverse legal proceedings.

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

The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(26,492)	$(17,670)	$(82,247)	$(45,027)
Weighted-average common shares outstanding—basic and diluted	45,921,411	44,511,534	45,518,334	43,579,308
Net loss per common share—basic and diluted	$(0.58)	$(0.40)	$(1.81)	$(1.03)

The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	5,860,728	5,383,430	5,860,728	5,383,430
Unvested RSUs	2,876,751	1,081,819	2,876,751	1,081,819
ESPP	117,432	64,132	117,432	64,132
Total	8,854,911	6,529,381	8,854,911	6,529,381

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

Overview

We strive to develop the most comprehensive and actionable cancer genomic tests in the world to help patients live better and longer lives. Today our tests are routinely used by many of the largest oncology-focused pharmaceutical companies for analysis of patient samples from their clinical trials. More recently, we have also begun to work with a growing number of leading cancer centers to support their clinical trials and allow them to assess the performance of our tests. We believe that adoption and publication of results by these key opinion leaders will advance the standard of care for cancer patients and drive eventual broad use of our tests clinically. We believe that our tests can meaningfully improve outcomes for cancer patients, and estimate that an annual market opportunity of approximately $30 billion could materialize in the U.S. in the future.

We have the capacity to sequence and analyze approximately 200 trillion bases of DNA per week in our facility. We believe that capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases. To date, we have sequenced more than 280,000 human samples, of which more than 150,000 were whole human genomes.

Recent updates on our planned entrance into the clinical diagnostic market

Two years ago we launched our NeXT Dx Test with an initial focus primarily on pharmaceutical and clinical research applications. NeXT Dx Test is a comprehensive genomic solid tumor test that enables physicians to identify potential targeted and immunotherapy treatment options, evidence of drug resistance, and clinical trial options for cancer patients. Our NeXT Dx Test profiles approximately 20,000 genes in both the tumor exome and transcriptome, providing a comprehensive genomic testing solution that goes beyond many existing cancer diagnostic panels that focus on only a few hundred genes. The NeXT Dx Test also includes whole-exome and transcriptome analysis, genomic alterations reported in hundreds of cancer-related genes, and additional biomarker results such as tumor mutational burden and microsatellite instability. We recently re-launched NeXT Dx Test with a focus on clinical use and we anticipate initial revenue from this test in the fourth quarter of 2022. We plan to submit data to the Palmetto MolDx technology assessment process and anticipate a reimbursement determination from MolDx in the first half of 2023. A favorable determination would allow us to recognize revenue from Medicare patients.

In December of last year, we launched NeXT Personal, a tumor-informed liquid biopsy test designed to detect circulating tumor-derived DNA ("ctDNA") for purposes of diagnosing minimal residual disease (“MRD”) in patients previously diagnosed with cancer. Reliable, sensitive detection and quantification of MRD remains a key challenge in cancer treatment, particularly in early-stage cancers, where timely detection of small micrometastatic lesions may enable earlier treatment that prevents progression to advanced metastatic, incurable disease. NeXT Personal is designed to deliver industry-leading MRD sensitivity in the range of 1-3 parts per million, an approximately 10- to 100-fold improvement over other available technologies. NeXT Personal leverages whole genome sequencing of a patient’s tumor to identify specially selected somatic variants that are subsequently used to create a personalized liquid biopsy panel for each patient. NeXT Personal is also designed wto simultaneously detect and quantify clinically relevant mutations in ctDNA that may be used in the future to help guide therapy, when cancer is detected. These include known targetable cancer mutations, drug resistance mutations, and new variants which can emerge and change over time, especially under therapeutic pressure. We consider this approach not just “tumor-informed”, but “comprehensively tumor-informed”. Our ultimate goal is not just to detect cancer, but to provide key information that is actionable by oncologists over the entire course of the patient’s disease. We believe this can be better for patients, more informative for pharmaceutical customers, and a larger business opportunity for us. NeXT Personal is currently available as a research use only (“RUO”) test in the United States and has not yet been validated as a laboratory developed test (“LDT”). As a result, NeXT Personal is not yet offered directly to cancer patients. Certain pharmaceutical customers have ordered NeXT Personal as an RUO test and we have generated revenue upon delivery of these tests.

An important component of our commercial strategy is working with world-class medical institutions and key opinion leaders to provide testing and analysis services using our tissue-based NeXT Dx Test and our liquid biopsy NeXT Personal test. To that end, last year we announced a collaboration with the Mayo Clinic and this year, we announced collaborations with the Moores Cancer Center at UC San Diego Health, BC Cancer, and Duke University and Olink Proteomics AB. If these key opinion leaders have a positive experience using our tests, we are optimistic that this will also support broader use of our platform by other clinicians in the future.

We have initiated the hiring of a national clinical sales force that plans to actively engage with oncologists and surgeons at academic medical centers and community oncology practices. We also have begun building out critical support functions for our clinical testing business, such as customer service and billing.

Recent updates on our business with the U.S. Department of Veterans Affairs Million Veteran Program ("VA MVP")

In parallel with the development of our platform technology, we have pursued business opportunities within the population sequencing market. We have provided whole genome sequencing services under contract with the VA MVP, which has enabled us to innovate, scale our operational infrastructure, and achieve greater efficiencies in our lab. The VA MVP is the largest population sequencing effort in the United States and we have delivered over 150,000 whole human genome sequence datasets to the VA MVP to date. The cumulative value of orders received from the VA MVP since inception is $195.7 million, of which we have recognized all but $10.0 million as revenue as of September 30, 2022.

In September 2022, we entered into a new contract with the VA MVP to continue providing them whole genome sequencing services. The performance period under the new contract includes a base period of one year, with four one-year renewal option periods that may be exercised upon discretion of the VA MVP. We concurrently received an initial task order with a value of up to $10.0 million, subject to the receipt of samples from the VA MVP. After the contract was awarded and announced, we were notified that the contract is under protest by a competitive bidder as permitted under Federal Acquisition Regulations, which required an immediate work stoppage pending resolution of the protest. We believe protests in competitive bidding processes for government contracts are not uncommon. However, if the protest is not resolved in a manner favorable to us, the VA MVP may elect to terminate the contract.

Recent updates on our sales to oncology-focused pharmaceutical companies

Our oncology-focused pharmaceutical customers have expressed interest in our NeXT Personal MRD test for research use and in clinical trials in the United States. We have received orders for NeXT Personal as an RUO test and begun to recognize revenue on the same. We anticipate orders and revenue from NeXT Personal as an RUO test to increase in 2023 and beyond.

Currently, we primarily sell our ImmunoID NeXT and ACE Cancer products to these customers. With ImmunoID Next, our customers can comprehensively analyze both a tumor and its microenvironment from a single tumor sample. It enables customers to maximize the data generated from each sample while also decreasing the complexity of data interpretation by eliminating the need to integrate multiple assay technologies and reporting formats from several sources. Our ACE Cancer products offer broad-content next-generation sequencing ("NGS") assays that enable the generation and interpretation of high-quality molecular data to drive discovery, preclinical, clinical and translational research programs across many disease areas.

General business updates

We are relocating our corporate headquarters from Menlo Park to a new facility in Fremont, California. We signed a 13.5-year lease for the 100,000 square foot facility, which is approximately double the amount of space in our current Menlo Park location. The new facility allows for expansion of our laboratory for clinical testing to support biopharma customers, clinical diagnostic testing and pursuit of U.S. Food and Drug Administration (the “FDA”) approval for our tests. In addition, the new space is intended to support the expansion of research and development efforts to bring leading edge products and services to the marketplace. The new facility will also provide more office space for our selling, general and administrative workforce. We expect to begin moving into the new facility by the end of the year.

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

Research and Development Expenses

Research and development expenses consist of costs incurred for the research and development of our services and products and costs related to conducting studies and collaborations with partners to validate the clinical utility of our offerings. The expenses primarily consist of personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits); laboratory supplies and consumables; costs of processing samples for research, product development, collaborations, and studies; depreciation and maintenance on equipment; and allocated facilities and IT costs. We include in research and development expenses the costs to further develop software we use to operate our laboratory, analyze the data it generates, and automate our operations.

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

We expect our selling expenses will continue to increase in absolute dollars, primarily driven by our efforts to expand our commercial capability, including our entrance into the clinical diagnostics market, and to expand our brand awareness and customer base through targeted marketing initiatives with an increased presence both within and outside the United States. We expect general and administrative expenses to increase as we scale our operations and incur additional costs associated with ramping up our new headquarters facility in Fremont, California.

Interest Income and Interest Expense

Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. Interest expense in all periods presented is the recognition of imputed interest on noninterest bearing loans.

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

Results of Operations

The following sets forth, for the periods presented, our unaudited condensed consolidated statements of operations and selected financial data (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$14,858	$22,261	$48,325	$64,812
Costs and expenses
Cost of revenue	12,379	14,195	37,287	41,151
Research and development	14,957	13,617	48,343	34,800
Selling, general and administrative	14,781	12,140	46,141	33,989
Total costs and expenses	42,117	39,952	131,771	109,940
Loss from operations	(27,259)	(17,691)	(83,446)	(45,128)
Interest income	743	88	1,236	286
Interest expense	(45)	(60)	(154)	(125)
Other income (expense), net	80	5	149	(43)
Loss before income taxes	(26,481)	(17,658)	(82,215)	(45,010)
Provision for income taxes	11	12	32	17
Net loss	$(26,492)	$(17,670)	$(82,247)	$(45,027)
Net loss per share, basic and diluted	$(0.58)	$(0.40)	$(1.81)	$(1.03)
Weighted-average shares outstanding, basic and diluted	45,921,411	44,511,534	45,518,334	43,579,308

	September 30, 2022	December 31, 2021
Cash and cash equivalents, and short-term investments	$192,756	$287,064
Working capital	188,169	286,918
Total assets	317,861	396,528
Total debt	2,548	3,494
Long-term obligations	41,723	54,914
Total liabilities	75,462	86,227
Total stockholders' equity	242,399	310,301

Revenue

The following table shows revenue by customer type (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2022	2021		2022	2021
VA MVP	$—	$13,650	(100%)	$7,556	$40,367	(81%)
All other customers	14,858	8,611	73%	40,769	24,445	67%
Total revenue	$14,858	$22,261	(33%)	$48,325	$64,812	(25%)

The following table shows concentration of revenue by customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Natera, Inc.	50%	10%	38%	*
VA MVP	*	61%	16%	62%
Merck & Co., Inc.	20%	*	12%	*
* Less than 10% of revenue

VA MVP

The decreases of $13.7 million and $32.8 million in revenue from the VA MVP in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021 were due to a reduction in the value of annual task orders received from the VA MVP in the past two years. For example, we received task orders with values exceeding $36.0 million each year from 2017 to 2019. In 2020, the annual task order received from the VA MVP was $30.9 million, and in 2021 the annual task order received from the VA MVP was $9.7 million. Our conversion of orders into quarterly revenue necessarily declined beginning in the fourth quarter of 2021 through the second quarter of 2022, which is when we completed the fulfillment of all outstanding task orders.

The 2021 task order was the last task order received under our prior contract with the VA MVP, which is now expired. The recognition of revenue from the VA MVP in future periods is contingent on the status of our new contract with the VA MVP. See the section titled "Recent updates on our business with the U.S. Department of Veterans Affairs Million Veteran Program ('VA MVP')" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information.

All other customers

The increase of $6.2 million in revenue from all other customers in the third quarter of 2022 compared to the same period in 2021 was driven primarily by an increase of $5.1 million in revenue from Natera, Inc. (“Natera”) due to increased sample receipts under our agreement to provide advanced tumor analysis for use in Natera’s MRD testing offerings, and an increase of $1.1 million in revenue from our pharmaceutical customers driven by fulfillment of a NeXT Liquid Biopsy project. Revenue derived from our NeXT Platform services and products, which includes revenue from Natera, was $12.5 million in the third quarter of 2022, compared to $5.5 million in the third quarter of 2021, an increase of $7.0 million.

The increase of $16.3 million in revenue from all other customers during the first nine months of 2022 compared to the same period in 2021 was driven primarily by an increase of $15.5 million in revenue from Natera due to increased sample receipts during the period, and an increase of $0.8 million in revenue from our pharmaceutical customers driven by fulfillment of a NeXT Liquid Biopsy project. Revenue derived from our NeXT Platform products, which includes revenue from Natera, was $31.2 million in the first nine months of 2022, compared to $14.8 million in the first nine months of 2021, an increase of $16.4 million.

Costs and Expenses

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2022	2021		2022	2021
	(in thousands)			(in thousands)
Cost of revenue	$12,379	$14,195	(13%)	$37,287	$41,151	(9%)
Research and development	14,957	13,617	10%	48,343	34,800	39%
Selling, general and administrative	14,781	12,140	22%	46,141	33,989	36%
Total costs and expenses	$42,117	$39,952	5%	$131,771	$109,940	20%

Cost of revenue

The $1.8 million decrease in cost of revenue in the third quarter of 2022 compared to the third quarter of 2021 was primarily due to lower revenue levels but also improved contribution margins due to customer mix (non-VA MVP sales generally have higher contribution margins), partially offset by higher fixed laboratory costs. Specific components of the decrease were a $4.8 million decrease in direct material costs due to lower revenue levels plus higher contribution margins, partially offset by a $1.0 million increase in labor costs due to higher headcount, a $1.0 million increase in depreciation and maintenance on lab equipment, and a $1.0 million increase in other facilities costs.

The $3.9 million decrease in cost of revenue in the first nine months of 2022 compared to the same period in 2021 was primarily due to lower levels of revenue but also improved contribution margins due to customer mix (non-VA MVP sales generally have higher contribution margins), partially offset by higher fixed laboratory costs and indirect supplies costs (Natera and pharmaceutical customer orders require more supplies to process as compared to VA MVP orders). Specific components of the decrease were a $10.8 million decrease in direct material costs due to lower revenue levels plus higher contribution margins, partially offset by a $3.0 million increase in labor costs due to higher headcount, a $2.0 million increase in depreciation and maintenance on lab equipment, and a $1.9 million increase in laboratory supplies and consumables.

Research and development

The increases of $1.3 million and $13.5 million in research and development expenses in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021 were primarily due to new service and product development, increased hiring to build our clinical and medical infrastructure, and the cost of testing samples for clinical validation work.

Specific components of the $1.3 million increase in the third quarter of 2022 compared to the third quarter of 2021 were a $1.1 million increase in personnel-related costs primarily related to increased headcount, and a $0.9 million increase in IT and fixed facilities costs, partially offset by a $0.5 million decrease in sample processing costs incurred in our laboratory for new service and product development, and a $0.2 million decrease in other expenses.

Specific components of the $13.5 million increase in the first nine months of 2022 compared to the same period in 2021 were a $7.5 million increase in personnel-related costs primarily related to increased headcount, a $2.9 million increase in sample processing costs incurred in our laboratory for new service and product development, a $2.4 million increase in IT and fixed facilities costs, and a $0.7 million increase in depreciation and maintenance on research and development equipment.

Selling, general and administrative

The increases of $2.6 million and $12.2 million in selling, general and administrative expenses in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021 were primarily due to expansion of our commercial and clinical diagnostics teams.

Specific components of the $2.6 million increase in the third quarter of 2022 compared to the third quarter of 2021 were a $2.5 million increase in personnel-related costs related to increased headcount and a $0.4 million increase in sales-related and travel expenses, partially offset by a $0.3 million decrease in professional services (including corporate insurance, audit fees, and legal expenses).

Specific components of the $12.2 million increase in the first nine months of 2022 compared to the same period in 2021 were a $7.4 million increase in personnel-related costs related to increased headcount, a $1.6 million increase in facilities costs driven by our new Fremont facility, a $1.6 million increase in sales-related and travel expenses, and a $1.6 million increase in professional services (including corporate insurance, audit fees, and legal expenses).

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2022	2021		2022	2021
Interest income	$743	$88	744%	$1,236	$286	332%
Interest expense	(45)	(60)	(25%)	(154)	(125)	23%
Other income (expense), net	80	5		149	(43)
Total	$778	$33		$1,231	$118

Interest income and interest expense

The increases in interest income in the third quarter and first nine months of 2022 compared to the same periods in 2021 were due to increased yields on our investments. Interest expense in all periods presented was the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

Other income (expense), net during the periods presented consisted mainly of foreign currency remeasurements.

Liquidity and Capital Resources

The following tables present selected financial information and cash flow information (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents, and short-term investments	$192,756	$287,064
Property and equipment, net	61,219	19,650
Contract liabilities	297	3,982
Working capital	188,169	286,918

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(53,471)	$(55,554)
Net cash provided by (used in) investing activities	30,686	(99,980)
Net cash provided by financing activities	855	168,353

From our inception through September 30, 2022, we have funded our operations primarily from $279.0 million in net proceeds from our follow-on equity offerings in August 2020 and January 2021, $144.0 million in net proceeds from our IPO in June 2019, and $89.6 million from issuance of redeemable convertible preferred stock, as well as cash from operations and debt financings. As of September 30, 2022, we had cash and cash equivalents of $83.5 million and short-term investments of $109.2 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments, together with cash provided by operating activities, are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our services or other risks described in this Quarterly Report on Form 10-Q, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. We filed a prospectus supplement in January 2022 pursuant to which we could offer and sell additional shares of our common stock up to an aggregate amount of $100.0 million through an at-the-market offering program. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

As of September 30, 2022, cash and cash equivalents held by foreign subsidiaries was $0.7 million. Our intent is to indefinitely reinvest funds held outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is not significant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past.

During the nine months ended September 30, 2022, cash used in operating activities of $53.5 million was a result of $82.2 million of net loss, partially reduced by non-cash expenses of $23.1 million (the most significant non-cash expenses were $13.6 million of stock-based compensation and $5.5 million depreciation and amortization) and a net positive change in working capital of $5.6 million (primarily due to $10.4 million cash receipts in connection with our Fremont facility lease incentives and a $4.9 million decrease in outstanding customer accounts receivables, partially offset by a $3.7 million reduction in outstanding customer prepayments as we fulfilled the related revenue contracts).

During the nine months ended September 30, 2022, cash provided by investing activities was $30.7 million due to $71.0 million of net proceeds from short-term investments partially offset by $40.3 million in property and equipment purchases. Cash provided by financing activities of $0.9 million during the same period consisted of $2.0 million proceeds from stock option exercises and purchases under our ESPP and $1.2 million proceeds from noninterest bearing loans, partially offset by $2.3 million repayments of noninterest bearing loans.

During the nine months ended September 30, 2021, cash used in operating activities of $55.6 million was a result of $45.0 million of net loss and a net negative change in operating assets and liabilities of $28.7 million ($18.1 million of which was related to reductions in outstanding customer prepayments as we fulfilled the related revenue contracts and $4.2 million due to an increase in outstanding customer accounts receivables), partially offset by non-cash adjustments to net income of $18.1 million (the most significant non-cash expenses for us in the nine months ended September 30, 2021 were $10.3 million of stock-based compensation and $4.4 million of depreciation and amortization).

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

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of capital expenditures, variable costs of revenue, operating expenditures, property leases, and other. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $192.8 million as of September 30, 2022, as well as anticipated cash receipts from customers. To fund our material cash requirements in the short- and long-term, we may also seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

Capital expenditures. Capital expenditures are expected to decrease after 2022, because 2022 includes one-time facility renovations and investments in connection with our new headquarters and laboratory facility in Fremont, California. After 2022, our expenditures are expected to consist primarily of laboratory equipment and computer equipment. We currently expect capital expenditures to be between $40 and $43 million in 2022 (net of expected landlord reimbursements) and between $7 and $10 million in each of the next two fiscal years. Specifically in connection with our new headquarters and laboratory facility in Fremont, California, we expect to spend approximately $30 million (net of expected landlord reimbursements) in combined leasehold improvements, renovations, administrative, and other costs through the end of 2022. This is the reason for greater expected capital expenditures in 2022 as compared to the following two years.

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

Property leases. Our noncancelable operating lease payments were $84.9 million as of September 30, 2022. The timing of these future payments, by year, can be found in Part I, Item 1 of this Form 10-Q in the Notes to Consolidated Financial Statements in Note 7, “Leases.”

Other. As of September 30, 2022, we had three noninterest bearing loans to finance the purchase of $6.9 million of computer hardware, internal use software licenses, and related ongoing support. In connection with the loans, we made payments of $2.3 million in 2022 with no remaining payments in the year. Remaining payments of $2.3 million are due in 2023 and $0.4 million due in 2024. Further discussion of these transactions can be found in Part I, Item 1 of this Form 10-Q in the Notes to Consolidated Financial Statements in Note 6, “Loans.”

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2022, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Operational, Strategic and Business Risks

We have a history of losses and we expect to incur significant losses for the foreseeable future and may not be able to generate sufficient revenue to achieve or sustain profitability.*

We have incurred net losses since our inception. For the years ended December 31, 2021, 2020, and 2019 we had net losses of $65.2 million, $41.3 million, and $25.1 million, respectively. For the nine months ended September 30, 2022, we had a net loss of $82.2 million. As of September 30, 2022, we had an accumulated deficit of $329.3 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Some of our present or potential competitors, including Adaptive Biotechnologies Corporation, Adela, Inc., ArcherDx, Inc., which was acquired by Invitae Corporation in October 2020, BillionToOne, Inc., C2i Genomics, Inc., Caris Life Sciences, Inc., Covance Inc., which was acquired by Laboratory Corporation of America Holdings in February 2015, Foresight Diagnostics Inc. (“Foresight”), Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in July 2018, Freenome, Inc., Geneseeq Technology Inc., Genosity, Inc., which was acquired by Invitae Corporation in April 2021, GRAIL, which Illumina announced that it had acquired in August 2021, Guardant Health, Inc., Inivata Limited, which was acquired by NeoGenomics, Inc. in June 2021, Invitae Corporation, Mount Sinai Genomics, Inc. which does business under the name Sema4, Natera, NanoString Technologies, Inc., NeoGenomics, Inc., Personal Genome Diagnostics,

Inc., Predicine, Inc., Roche Molecular Systems, Inc., and Tempus, Inc., may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD testing offerings. During the nine months ended September 30, 2022, revenue under our agreement accounted for 38% of our total revenue. See “—We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” In addition, our present or potential competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. For example, in August 2021, Illumina announced it completed its acquisition of GRAIL, a company focused on early cancer detection and potentially other forms of cancer analysis using next-generation sequencing technology, which we view as a potential competitor. Illumina is also one of our significant suppliers. See “—We rely on a limited number of suppliers, or in some cases, a sole supplier, for some of our laboratory instruments and materials, and we may not be able to find replacements or immediately transition to alternative suppliers should we need to do so.” Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services, which could force us to lower the price of our services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized products or services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, or if we cannot maintain successful customer or supply relationships with Natera, Illumina or other present or potential competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenue or achieving or sustaining profitability.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we have derived a substantial portion of our revenue from one of our largest customers, the VA MVP, and we currently derive a substantial portion of our revenue from another of our largest customers, Natera.*

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from the VA MVP, which accounted for 16% and 62% of our revenue for the nine months ended September 30, 2022 and 2021, respectively. Revenue from Natera accounted for 38% of our revenue for the nine months ended September 30, 2022. Our top five customers, including the VA MVP and Natera, accounted for 77% and 85% of our revenue for the nine months ended September 30, 2022 and 2021, respectively. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond the VA MVP and Natera, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control.

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

We have derived a substantial portion of our current revenue from DNA sequencing and data analysis services that we provided to our largest customer, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services continues to be substantially reduced, or if our new contract with the VA MVP were to be terminated, our business, financial condition, revenue and other operating results, and cash flows will be materially harmed.*

We have derived a substantial portion of our revenue from sales of our DNA sequencing and data analysis services to the VA MVP. In September 2017, we entered into a one-year contract with three one-year optional renewal periods with the VA for the VA MVP, pursuant to which we received contracted orders from the VA MVP in September 2017, 2018, 2019, 2020, and 2021. That contract did not include a renewal option.

In September 2022, we entered into a new contract with the VA MVP to continue providing them whole genome sequencing services. The performance period under the new contract includes a base period of one year, with four one-year renewal option periods that may be exercised upon discretion of the VA MVP. We concurrently received an initial task order with a value of up to $10.0 million, subject to the receipt of samples from the VA MVP. After the contract was awarded and announced, we were notified that the contract is under protest as permitted under Federal Acquisition Regulations, which required an immediate work stoppage pending resolution of the protest. If the protest is not resolved in a manner favorable to us, the VA MVP may elect to terminate the contract. In addition, we believe protests in competitive bidding processes for government contracts are not uncommon, and therefore even if the current protest is resolved in a manner favorable to us, there may be future protests or challenges to any contract awards we receive from the VA MVP in the future, each of which could result in expense, delay, the resubmission of bids, or the termination, reduction or modification of the awarded contract.

The VA MVP’s contracted orders for DNA sequencing and data analysis services have fluctuated significantly in value over time and are subject to the availability of funding, enrollment of veterans in the VA MVP study, and the VA MVP’s continued demand, if any, for our services among other factors. For example, the VA MVP contracted order received in September 2020 had a value of $30.9 million, whereas the VA MVP contracted orders received in September 2021 and 2022 had values of $9.7 million and $10.0 million, respectively, which represents a substantial decline. We have no certainty that funding will be made available for our services, or that the VA MVP will award any future contracts, contract renewals or contracted orders to us. The priorities of the VA, the VA MVP, or the U.S. government may change, including in response to the ongoing COVID-19 pandemic. For example, funding for our services may be limited or not available, and our business, financial condition, and operating results and cash flows will be materially harmed. Similarly, if we do not win future VA MVP contracts and renewals (whether due to being outbid by a competitor or the VA MVP’s decision not to award a future contract on a timely basis or at all, or to terminate for convenience or failure to renew any contract, for whatever reason) with a value comparable to that of our historical contracted orders, our business, financial condition, revenue and other operating results and cash flows may be materially harmed.

We have only recognized revenue under our VA MVP contract upon the receipt and processing of samples, and the timing and number of VA MVP samples we have received has been and could in the future be negatively affected by factors beyond our control, which has resulted, and may result in the future, in delaying our ability to process and recognize revenue for such samples. For example, the revenue we recognized during the contract year that began in September 2020 significantly exceeded the value of the VA MVP contracted order we received in September 2020 because we continued to receive after such date, and subsequently processed, samples under VA MVP contracted orders that remained unfulfilled as of September 2020 due to the time required for the VA to select optimal samples from its collection for research and then provide us those samples. Therefore, period-to-period comparisons of our operating results relating to VA MVP contracted orders may not be meaningful. The timing and number of VA MVP samples may also continue to be negatively affected by the COVID-19 pandemic. For example, in March 2020, the VA MVP announced that it was suspending sample collection due to the COVID-19 pandemic. In addition, we believe the COVID-19 pandemic may have been a contributing factor to the reduction in values of the September 2021 and 2022 VA MVP contracted orders compared to the September 2020 contracted order, as the VA MVP delayed new enrollment and also may have needed to divert resources to respond to the pandemic, and the COVID-19 pandemic may also negatively impact the value of any potential new VA MVP contract or order.

We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.*

In February 2021, we entered into a partnership in the field of personalized oncology with Natera, pairing our NeXT tumor profiling and diagnostic services and products with Natera’s personalized ctDNA platform Signatera™ for treatment monitoring and MRD assessment. Under this non-exclusive agreement, Natera is responsible for validating the design of, and commercialization of, Signatera personalized ctDNA assays using matched tumor and normal exome sequence data from us. The agreement covers MRD testing for both clinical use and research use. Since that time, Natera’s sample volumes have increased such that we currently derive a significant portion of our revenue from sales of our DNA sequencing and data analysis services to Natera under our agreement. For example, during the first nine months of 2022, revenue under our agreement accounted for 38% of our total revenue. While our agreement with Natera is a long-term contractual arrangement, Natera is not required to purchase a minimum number of analyses from us under the agreement, and we have only limited visibility to Natera’s forecasted sample volumes for future periods. We are aware that Natera has at least one third party supplier of DNA sequencing and analysis services, such that Natera has elected, and may continue to elect in the future, to send a portion (or all) of its samples to its other supplier(s) instead of us, which it is not contractually prohibited from doing, given the non-exclusive nature of our agreement. Natera may also bring a portion (or all) of such services in-house in the future, which may result in them purchasing fewer (or no) such services from us, or none from us at all. Our agreement with Natera requires us to achieve certain quality and turnaround time metrics for Natera samples. Recently, the volumes of samples sent to us by Natera have fluctuated significantly and may continue to do so in the future, which could cause us to experience difficulty in achieving such metrics from time to time, or to meet our other obligations under our agreement. If we consistently fail to achieve such metrics, or any of our other obligations under our agreement with Natera, Natera may elect to send a portion (or all) of its samples to its other supplier(s) and/or bring such services in-house.

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

Our planned opening of our new headquarters and laboratory facilities in Fremont, California could divert management’s attention and disrupt our ongoing business.*

We plan to relocate our corporate headquarters to an existing building located in Fremont, California that was leased in August 2021. We also plan to build and operate new laboratory facilities in the building. These efforts will involve significant tenant improvements, construction and regulatory compliance activities to be undertaken, including state licensure and CLIA certification for such laboratory facilities. Such efforts may distract management from current operations, disrupt planned research, development or regulatory compliance activities, and result in greater than expected liabilities and expenses, any of which could result in a material adverse effect on our business prospects, financial condition, or results of operations. For example, delays in the completion of updates to our new corporate headquarters delayed our planned move-in date.

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

Failure to comply with federal, state, and foreign laboratory licensing requirements and the applicable requirements of the FDA or any other regulatory authority, or equivalent foreign regulatory authority, could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial sanctions.*

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance, and inspections. We have a current CLIA certificate to conduct our tests at our laboratory in Menlo Park, California. To renew this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratory. We will need a new CLIA certificate to operate our laboratory in the new Fremont facility. Any delay in inspection for or approval of our new CLIA certificate for the Fremont facility could result in a material disruption to our operations.

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

If our security measures are compromised, or our information technology systems or those of our vendors, and other relevant third parties fail or suffer security breaches, loss or leakage of data, and other disruptions, this could result in a material disruption of our services, compromise sensitive information related to our business, harm our reputation, trigger breach notification obligations, prevent us from accessing critical information, and expose us to liability or other adverse effects to our business.*

In the ordinary course of our business, we collect, process, receive, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and store proprietary, confidential, and sensitive information, including protected health information (“PHI”), personal information, credit card and other financial information, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or our customers, payors, and other parties. It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. We depend on information technology and telecommunications systems for significant elements of our operations and we have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including, for example, systems handling human resources, financial reporting and controls, customer relationship management, regulatory compliance, and other infrastructure operations. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit, and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors, as we have outsourced elements of our operations to third parties and as a result a number of third-party vendors and other contractors and consultants have access to our proprietary, confidential, and sensitive information. Our ability to monitor these third parties’ security practices is limited, and these third parties may not have adequate security measures in place.

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

We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. For example, like many companies, we use Log4j with respect to certain software or systems to log security and performance information. In early 2022, we discovered a Log4j vulnerability in our environment although to date we have found no indication that our or our partners’ data was exposed. Upon learning of this vulnerability, we applied a patch and made updates to our systems and infrastructure intended to reduce risks associated with the vulnerability. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, hostile foreign governments or agencies, or cybersecurity researchers. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our services and technologies could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. Additionally, we cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy, data protection, and data security obligations.

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

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. Similarly, the California Consumer Privacy Act (“CCPA”) allows consumers a private right of action when certain personal information is subject to unauthorized access and exfiltration, theft or disclosure due to a business’ failure to implement and maintain reasonable security procedures. The CCPA also allows for statutory fines for noncompliance of up to $7,500 per violation. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or personal information, for the treatment of genetic data, along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenue and/or subject us to additional liabilities.

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

The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation 2016/679, or GDPR, which entered into application on May 25, 2018. The GDPR enhances data protection obligations for data controllers of personal information, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal information is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal information, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as processors. The GDPR also imposes strict rules on the transfer of personal information outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States and Norway, Iceland and Liechtenstein may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. The risk of GDPR litigation may increase because of a recent decision of the European Court of Justice ("CJEU"). The CJEU ruled that a consumer protection association may bring representative actions alleging breaches of the GDPR even when the consumer protection association does not have a mandate to take action from any specific individuals and a specific breach of any individual’s data protection rights was not demonstrated.

EEA countries may also introduce national legislation further limiting the processing of personal genetic, biometric, or health data, which could limit our ability to collect, use and share data originating from the EEA, or could cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition. Given the breadth and depth of changes in data protection obligations, assisting our customers, partners, and vendors in complying with the GDPR, or maintaining compliance with the GDPR ourselves will require significant time, resources and expense, and we may be required to put in place additional controls and processes ensuring compliance with the new data protection rules that may cause us to incur substantial operational costs or require us to change our business practices. This may be onerous and adversely affect our business, financial condition and results of operations.

In addition, further to the U.K.’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain U.K. specific amendments) into U.K. law (the “U.K. GDPR”). The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. On June 28, 2021, the European Commission adopted an adequacy decision permitting flows of personal information between the EU and the U.K. to continue without additional requirements. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision and remains under review by the European Commission during this period. The relationship between the U.K. and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.

If we or our third-party partners fail to comply or are alleged to have failed to comply with data protection and privacy laws and regulations, or if we were to experience a data breach involving personal information, we could be subject to government enforcement actions or private lawsuits. Any associated claims, inquiries, or investigations or other government actions could lead to unfavorable outcomes that have a material impact on our business including through significant penalties or fines, monetary judgments or settlements including criminal and civil liability for us and our officers and directors, increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, or other remedies that harm our business, including orders that we modify or cease existing business practices.

Recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal information from the EEA. For example, on July 16, 2020, the CJEU invalidated the E.U.-U.S. Privacy Shield Framework (the “Privacy Shield”) under which personal information could be transferred from the EEA to United States entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (“SCCs”) (a standard form of contract approved by the European Commission as an adequate personal information transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. On June 4, 2021, the European Commission published a decision adopting an updated set of SCCs designed to address issues identified by the CJEU. The revised SCCs must be used for relevant new data transfers from September 27, 2021; and existing SCCs arrangements must be migrated to the revised clauses by December 27, 2022. The revised SCCs apply only to the transfer of personal information outside of the EEA and not the U.K. The U.K. is not subject to the European Commission’s revised SSCs but has published its own transfer mechanism, the International Data Transfer Agreement (“IDTA”), which enables transfers from the U.K. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and the U.K. GDPR and doing so will require significant effort and cost. In addition, additional measures may be required even when relying on SSCs or the IDTA, where the laws of the importer’s country do not offer an adequate level of protection, such as the United States. Use of SCCs and IDTA must consequently be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals.

On March 25, 2022, the European Commission and the United States announced that they had agreed, in principle, on a successor of the previously invalidated Privacy Shield Framework, the Trans-Atlantic Data Privacy Framework. On October 7, 2022, President Biden signed an Executive Order on “Enhancing Safeguards for United States Signals Intelligence Activities”. The European Commission is now preparing a draft adequacy decision for adoption that takes into account the Executive Order. However, a related adoption is not expected before spring 2023 and it is remained to be seen whether the new adequacy decision would withstand scrutiny by the CJEU if the adequacy decision’s validity was to be challenged.

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

Similar laws have been proposed in other foreign jurisdictions in which we do, or expect to do, business. For example, the PIPL was adopted in China on August 20, 2021, and it went into effect on November 1, 2021. The PIPL shares certain similarities with the GDPR, including extraterritorial application, requirements for data minimization, data localization, and purpose limitation, and obligations to provide certain notices to and honor data subject rights from individuals located in the PRC. The PIPL allows for fines of up to 50 million yuan or 5% of a covered company’s revenue in the prior year. In Canada, the Personal Information Protection and Electronic Documents Act ("PIPEDA") and various related provincial laws, as well as Canada's Anti-Spam Legislation ("CASL"), may apply to our operations. Moreover, in Japan, the Act on the Protection of Personal Information may also apply to our operations. The PIPL, PIPEDA, Japan's Act on the Protection of Personal Information and other new and evolving laws and regulations relating to privacy, data protection, and data security in relevant foreign jurisdictions, increase our risk exposure, and may require us to modify our operations, may limit our ability to collect, retain, store, use, share, disclose, transfer, disseminate, and otherwise process personal information, may require additional investment of resources in compliance programs, and could result in increased compliance costs or changes in our ongoing or planned business practices, policies or strategies.

In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and data security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. The CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. It allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase our compliance costs and potential liability with respect to other personal information we maintain about California residents. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will also apply to personal information of business representatives and employees. The CPRA significantly modifies the CCPA and will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law.

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

Compliance with U.S. and foreign privacy, data protection, and data security laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Moreover, complying with these various laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We typically rely on our customers to obtain valid and appropriate consents from data subjects whose genetic samples and data we process on such customers’ behalf particularly with respect to our RUO and clinical trial services, and we also typically rely on each provider ordering our LDTs or diagnostic services to obtain valid and appropriate consent from each of his or her patients whose genetic samples and data we process on such patient's behalf. Given that we do not typically obtain direct consent from such data subjects or patients, and we do not audit our customers or the ordering providers to ensure that they have obtained the necessary consents required by law, the failure of our customers or the order providers to obtain consents that are valid under applicable law could result in our own non-compliance with privacy laws. For example, our NeXT Personal RUO test leverages whole genome sequencing, and the scope of existing consents from our customers' clinical trial subjects may be insufficient to cover use of NeXT Personal on their samples, which may either limit uptake of NeXT Personal or expose our customers and ourselves to risk of exceeding the scope of prior consent for specimen testing. If we fail, or are perceived to have failed, to address or comply with U.S. and foreign privacy, data protection, and data security laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with privacy, data protection, and data security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, and results of operations.

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
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, biologicals, and medical devices or supplies that require premarket approval by or notification to the FDA, and for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to (i) payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members;
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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the former Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, former President Trump signed several Executive Orders and other directives to delay the implementation of certain requirements of the ACA. Concurrently, Congress considered legislation that would repeal, or repeal and replace, all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s “individual mandate” to carry health insurance and eliminating the implementation of certain ACA-mandated fees. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA 2022”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA 2022 also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. Efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA create considerable uncertainties for all businesses involved in healthcare, including our own. It is unclear how such efforts to repeal and replace the ACA will impact the ACA and our business. Additional legislation may be enacted that further amends, or repeals, the ACA, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our and our customers’ business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicate payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”) repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates, and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

Changes in tax laws or regulations could adversely affect our business and financial condition.*

On December 22, 2017, former President Trump signed into law comprehensive tax legislation (the “Tax Cuts and Jobs Act”) that significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, on March 27, 2020, the CARES Act was enacted, which includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the Tax Cuts and Jobs Act. In addition, the recently enacted IRA 2022 includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. On June 29, 2020, California Assembly Bill 85 (AB 85) was signed into law, which suspended the use of California net operating losses and limited the use of California research tax credits for tax years beginning in 2020 and before 2023, although California legislation enacted in early February 2022 ends the suspension and limitation for tax year 2022. On December 27, 2020, the Consolidated Appropriations Act, a coronavirus relief package that extended and expanded various tax provisions, was signed into law. Most recently, the IRA 2022 was enacted which includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, or any newly enacted federal tax legislation.

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

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.*

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. Moreover, the SEC has recently proposed, and may continue to propose, certain mandated ESG reporting requirements, such as the SEC's proposed rules designed to enhance and standardize climate-related disclosures, which, if finally approved, would significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our stock price. We currently do not report our environmental emissions and absent a legal requirement to do so we currently do not plan to report our environmental emissions, and lack of reporting could result in certain investors declining to invest in our common stock.

Intellectual Property Risks

Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violations may require us to spend significant time and money, and could in the future prevent us from selling our tests or impact our stock price, any of which could have a material adverse effect.*

Our commercial success will depend, in part, on our avoiding infringement of patents and the infringement, misappropriation, or other violation of proprietary rights of third parties, including, for example, the intellectual property of competitors. There is extensive intellectual property litigation involving the biotechnology and pharmaceutical industries and genetic sequencing technology, including with regard to liquid biopsy assays such as those designed to detect or quantify MRD or recurrence in patients previously diagnosed with cancer. Our activities may be subject to claims that we infringe or otherwise violate patents owned or controlled by third parties. Numerous U.S. and foreign patents and pending patent applications exist in the genetic testing market and are owned by third parties. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. For example, we are aware of several third-party issued U.S. patents and pending patent applications with claims relating to genetic sequencing technology and methodology that may be asserted against us and may be construed to encompass our products and services. In order to avoid liability related to an allegation of infringement of these third-party patents, we may find it necessary or prudent to initiate invalidity proceedings against such patents or to obtain licenses from such third-party intellectual property holders. If we are not able to invalidate such patents or obtain or maintain a license on commercially reasonable terms and such third parties assert infringement claims against us, we may be prevented from exploiting our technology and our business, financial condition, results of operations, and prospects may be materially and adversely affected. We may also be unaware of patents that a third party, including for example a competitor in the genetic testing market, might assert are infringed by our business. There may also be patent applications that, if issued as patents, could be asserted against us. Patent applications in the U.S. and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. patent applications that will not be filed outside the U.S. can remain confidential until patents issue. Therefore, patent applications covering our products, services, or technologies could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our products, services, technologies, and their use. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent, and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market our products and services. Further, we may incorrectly determine that our technologies, products, or services are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products or services.

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

In addition, the patent position of companies engaged in the development and commercialization of diagnostic tests is particularly uncertain. Various courts, including the Supreme Court have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to certain diagnostic tests and related methods. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or a law of nature (for example, the relationship between particular genetic variants and cancer) are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of genetic diagnostics tests would be considered natural laws. Accordingly, the evolving case law in the U.S. may adversely affect our ability to obtain patents and may facilitate third-party challenges to any owned or licensed patents. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S., and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents in such countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

We are involved in legal proceedings to enforce our intellectual property rights and may in the future become involved in other lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming, and unsuccessful.*

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, others may infringe our patents or the patents of our licensing partners. For example, in August 2022, we filed an amended complaint in the U.S. District Court for the District of Colorado against Foresight for patent infringement and in October 2022 Foresight filed its answer and counterclaims (see the section titled “Contingencies” in Note 9 to our unaudited condensed consolidated financial statements). In addition, our patents or the patents of our licensors may become involved in inventorship, priority, or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Further in such proceedings, the defendant could counterclaim that our asserted patent covering our services or product is invalid or unenforceable, and the court may agree that our asserted patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our services or product or the services or products of our competitors. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. An adverse result in any litigation or other proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Such a loss of patent protection could have a material adverse impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Future sales of shares by existing stockholders, or the perception that such sales could occur, could cause our stock price to decline.*

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of September 30, 2022, we had 45,955,866 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of September 30, 2022 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, certain holders of shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

Our ability to use net operating losses to offset future taxable income may be subject to limitations.*

As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $222.5 million and approximately $166.3 million, respectively. Certain of our federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2031. These net operating loss carryforwards could expire unused and be unavailable to offset future taxable income. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, federal net operating losses incurred in tax years beginning in 2018 and thereafter may be carried forward indefinitely, but the deductibility of such federal net operating losses for tax years beginning after 2020 is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, as modified by the CARES

Act. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (including certain tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it could harm our future operating results by effectively increasing our future tax obligations. In addition, for California income tax purposes, California net operating losses and California research tax credits were suspended and limited, respectively, for tax years beginning after 2019 but before 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 26, 2022, our Board of Directors (the “Board”) approved and adopted the amendment and restatement of our bylaws (as amended and restated, the “Bylaws”), which became effective the same day, to, among other things, address recently adopted amendments to Rule 14a-19 under the Securities Exchange Act of 1934, as amended, by clarifying that no person may solicit proxies in support of a director nominee other than the Board’s nominees unless such person has complied with Rule 14a-19, and that any person soliciting proxies in support of a director nominee other than the Board’s nominees must comply with the requirements to provide notices required under Rule 14a-19 in a timely manner and deliver reasonable evidence that the Rule 14a-19 requirements have been met. The preceding summary is qualified in its entirety by reference to the Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	6/24/2019

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38943	3.1	10/31/2022

10.1*	Contract No. 36C24E22D0031, by and between the U.S. Department of Veterans Affairs and the Registrant, dated September 30, 2022.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

Date: November 2, 2022	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer (Duly Authorized Officer)