Form 10-K
period 2022-12-31
Personalis, Inc.
filed 2023-02-23
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number 001-38943

Personalis, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	27-5411038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6600 Dumbarton Circle Fremont, California	94555
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 752-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	PSNL	The Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $156,000,000 based on the closing price reported for such date on the Nasdaq Global Market.

46,736,830 shares of common stock were issued and outstanding as of February 14, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relating to its 2023 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Auditor Firm ID: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Austin, Texas, U.S.

PERSONALIS, INC.

Form 10-K

For the Year Ended December 31, 2022

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
the evolution of cancer therapies and market adoption of our services and products;
•
estimates of our total addressable market, future revenue and the timing thereof, expenses, use of cash and other resources, cost savings, capital requirements, and our needs for additional financing;
•
future reimbursement and reimbursement rulings;
•
our ability to enter into and compete in new markets;
•
the impact our collaboration agreements and key opinion leaders may have on the broader use of our platform in the future;
•
the potential impacts of inflation, macroeconomic conditions, and geopolitical conflicts on our business and operations;
•
the potential impact of a public health crisis on our business, our customers’ and suppliers’ businesses and the general economy;
•
the benefits of our products and services, including their ability to increase the probability of clinical trial success;
•
our ability to compete effectively with existing competitors and new market entrants;
•
the expected completion of our move of our Clinical Laboratory Improvement Amendments of 1988-certified and College of American Pathologists-accredited laboratory to our Fremont facility and the timing thereof;
•
our plan to discontinue our commercialization efforts and operations in China;
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
•
our belief that approval of personalized cancer therapies by the U.S. Food and Drug Administration may drive benefits to our business;
•
our future business with the U.S. Department of Veterans Affairs’ Million Veteran Program and Natera, Inc.; and
•
our ability to maintain proper and effective internal controls.

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

PART I

Item 1. Business.

Overview

We strive to develop some of the most comprehensive and actionable cancer genomic tests in the world to help patients live better and longer lives. We believe we have one of the most discerning technologies to both characterize and monitor cancer – with the aim of driving a new paradigm for cancer management and guiding care from biopsy through the life of the patient. Our assays combine tumor-and-normal profiling with proprietary algorithms to deliver advanced insights even as cancer evolves over time. Our products are designed to detect recurrence at the earliest timepoints, enable selection of targeted therapies based on ultra-comprehensive genomic profiling, and enhance biomarker strategy for drug development.

Today, our platforms are routinely used by many of the largest oncology-focused pharmaceutical companies for analysis of patient samples in their clinical trials and drug development programs. Our advanced genomic sequencing and analytics also support the development of personalized cancer vaccines and other next-generation cancer immunotherapies. For example, we are providing genomic testing to Moderna in its ongoing clinical trials evaluating a personalized cancer vaccine. In addition, we partner with diagnostics companies by providing our advanced tumor profiling and analysis capabilities as an input to their products. More recently, we launched new diagnostic offerings for the clinical setting and are preparing for future expansion in the clinical diagnostics market. Finally, we have also pursued non-cancer related business opportunities, specifically within the population sequencing market, by providing whole genome sequencing ("WGS") services under contract with the U.S. Department of Veterans Affairs Million Veteran Program ("VA MVP").

As part of one of our new strategies for 2023 and beyond, we are working with a growing number of leading cancer centers and world-class academic research institutions to build and publish the clinical evidence-base to support our products and our key indications. Specifically, because of the high sensitivity of our technology, we aim to focus on three indications in the next 2-3 years: immunotherapy (IO) monitoring, breast cancer, and lung cancer. We have announced collaborations with BC Cancer, Duke University, UCSF, Criterium, and Academic Breast Cancer Consortium that will focus on building the evidence-base for our technology and these indications. If the key opinion leaders ("KOLs") we are collaborating with have a positive experience using our platform, we are optimistic this will support broader use of our platform by other KOLS, as well as clinicians in the future.

Our work in oncology is underpinned by our experience and capacity for next-generation sequencing at scale. We have the capacity to sequence and analyze approximately 200 trillion bases of DNA per week in our facility. We believe that our capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases. To date, we have sequenced more than 300,000 human samples, of which more than 160,000 were whole human genomes.

In October 2022, we relocated our corporate headquarters from Menlo Park, California to a new facility in Fremont, California. We signed a 13.5-year lease that extends to 2036 for the 100,000 square foot facility, which is approximately triple the amount of space than our Menlo Park location. The new facility allows for expansion of our laboratory for testing to support pharmaceutical customers and clinical diagnostic testing. In addition, the new space is intended to support the expansion of research and development efforts to bring leading edge products and services to the marketplace. Our Menlo Park office currently continues to house our Clinical Laboratory Improvement Amendments of 1988 (“CLIA”)-certified and College of American Pathologists (“CAP”)-accredited laboratory and we expect to move our laboratory operations from Menlo Park to the new facility in 2023.

We were incorporated under the laws of the state of Delaware in February 2011 under the name Personalis, Inc. Our customers include pharmaceutical companies, biopharmaceutical companies, diagnostics companies, healthcare providers, universities, non-profits, and government entities.

Market Opportunities

We have estimated the potential future annual U.S. market opportunity for our current and planned products to be approximately $38 billion as follows:

•
Therapy Selection and Monitoring: According to the American Cancer Society’s Cancer Facts & Figures 2020, more than 16.9 million cancer survivors were alive on January 1, 2019 in the United States. Based on data from Cancer Treatment and Survivorship Statistics, 2019 and Cancer Statistics, 2019, we estimated that approximately 2.2 million of these cancer survivors were diagnosed within the last two years. Over time, the likelihood that the original cancer will reoccur can decline below the baseline likelihood of a new, genetically independent cancer emerging. Therefore, we limited our market size estimates to patients within the period of two years from their initial cancer diagnosis.

Of these 2.2 million patients, about 200,000 enroll in pharmaceutical clinical trials according to data from the U.S. National Library of Medicine, ClincalTrials.gov, January 2019, with the assumption that the remaining cancer patients undergo standard clinical care. As part of that standard care, we assumed that these patients go through therapy selection and eventual monitoring. For therapy selection, we estimated that each of the approximately 2.0 million cancer patients undergoing standard clinical care will have a tissue biopsy sequenced and tested at a cost of approximately $3,000, which is the approved Centers for Medicare & Medicaid Services ("CMS") reimbursement rate, which results in an estimated potential market opportunity of $6 billion per year.

Cancer mutations identified in this initial tissue-biopsy based test can then be used for subsequent monitoring using cell-free DNA ("cfDNA"). For monitoring, we estimated that each patient has a liquid biopsy sequenced and tested four times per year at an estimated cost of $2,840 per test, based on publicly-available data on comparable tests. Our NeXT Dx offering addresses the market for tissue biopsy testing while our NeXT Personal Dx offering is expected to address the liquid-biopsy based monitoring opportunity. Our estimates have led us to project approximately a $22.7 billion potential market opportunity per year for monitoring.

•
Clinical Trial Patients: For each of the 200,000 pharmaceutical clinical trial patients, we estimated that an initial tissue sample will be sequenced at least once at a cost of $3,000, which is the approved CMS reimbursement rate, with liquid biopsy sample testing then occurring at least eight different time-points per year for monitoring, at an estimated cost of $4,000 per sequencing test, based on the frequency of monitoring in a recent immuno-oncology drug trial and our historical standard pricing for tissue samples and anticipated pricing for liquid biopsy samples. Based on this, we estimated the potential market opportunity to be approximately $7 billion per year for tissue- and liquid-based sequencing of these clinical trial patients.
•
Population Sequencing: According to publicly-available industry information and presentations, we estimated the potential market for population sequencing services is over $2 billion per year. Our WGS products address this potential market opportunity.

Our Products and Services

Our most advanced cancer genomic tests are powered by our NeXT Platform. Our research-focused products, including exome sequencing, transcriptome sequencing, and targeted cancer panels, are powered by our ACE Platform, the predecessor to NeXT. In addition, we offer WGS for various research applications and population sequencing projects.

NeXT Platform

NeXT is the first platform to enable the comprehensive analysis of both a tumor and its microenvironment from a single sample. Our NeXT Platform is a high-accuracy, next-generation sequencing and analysis platform. We have created an ecosystem of products and capabilities built on the NeXT Platform that synergize to drive value for our customers: ImmunoID NeXT (comprehensive tumor profiling from tissue), NeXT Liquid Biopsy (comprehensive tumor profiling from plasma), NeXT Dx (highly-personalized comprehensive genomic cancer profiling test to optimize therapy selection and match patients to clinical trials), and NeXT Personal (highly-sensitive, tumor-informed liquid biopsy offering for personalized tumor tracking and monitoring). Additionally, the platform offers neoantigen prediction capabilities with Systematic HLA Epitope Ranking Pan Algorithm ("SHERPA"), our pan-predictive machine learning model. Accurate neoantigen prediction with SHERPA is expected to enable the determination of candidate neoantigens for rapid development of personalized cancer therapies, as well as facilitation of the generation of neoantigen burden-based composite biomarkers such as our NEOantigen Presentation Score ("NEOPS") that can potentially better predict response to immunotherapies.

Our NeXT Platform is designed to provide comprehensive analysis of both a tumor and its immune microenvironment from a single limited tissue or plasma sample. Our platform covers the DNA sequence of all of the approximately 20,000 human genes. We also report on the entire transcriptome of a tumor, which encompasses ribonucleic acid (“RNA”) expression across the approximately 20,000 human genes, allowing us to more accurately determine which of the many genomic mutations might actually be driving tumor progression. Furthermore, our platform analyzes elements of the immune cells that have infiltrated a tumor both from the adaptive immune system and the innate immune system.

Given the practical challenges in obtaining high-quality tumor samples via biopsy, we have developed our platform to work with a limited tumor tissue sample. Biopharmaceutical companies, for example, face significant challenges in attempting to divide samples to ship to multiple service providers to perform different tests. If a biopharmaceutical company is successful in acquiring results from multiple service providers, it is challenging to compare the results across multiple data platforms from multiple service providers. Our sequencing approach, validated with orthogonal technologies, allows us to run multiple analyses on a single sample. Our platform is composed of multiple proprietary technologies, many of which we have developed from the ground up. The breadth of the assays that we have integrated into our platform, our proprietary sample preparation process, and the comprehensiveness of our platform allow us to maximize the utility of often limited tumor tissue samples that our customers have from their clinical trials.

Our NeXT Platform can analyze cfDNA obtained from blood plasma, also known as a liquid biopsy. As with a tissue biopsy, we analyze all of the approximately 20,000 human genes in each plasma sample, in contrast to currently marketed liquid biopsy panels, which only analyze roughly 50 to 500 genes. This cfDNA may be obtained by a blood draw concurrently with a tissue sample. Together, the two samples can be used to provide a more comprehensive initial characterization of the tumor. Additionally, our NeXT Personal offering can monitor changes in tumor genetics that arise in response to therapy through serial measurements using cfDNA samples collected across multiple time-points.

An overview of key liquid biopsy capabilities follows.

Liquid biopsy approaches look at cfDNA in plasma samples derived from the blood. cfDNA is DNA that is released into circulation by cells, including tumor cells, most commonly as a result of cell death. This cfDNA can be obtained by a blood draw and can be used to monitor changes in tumor genetics. Circulating tumor DNA ("ctDNA") is a type of cfDNA that derives from tumor cells.

We believe tumor biopsy and liquid biopsy approaches to tumor molecular profiling will provide complementary information for each patient. Tumor biopsies provide tumor immune microenvironment and tumor gene expression information that current liquid biopsy panels do not provide. Liquid biopsies can be useful for providing additional DNA mutation information, especially for monitoring therapy response across different time-points when tumor biopsies are not feasible.

NeXT Personal is an advanced, tumor-informed liquid biopsy assay developed to deliver industry-leading minimal residual disease ("MRD") sensitivity in the range of 1-3 parts per million, representing a 10- to 100-fold improvement over other, previously available methods. NeXT Personal is sample sparing, requiring only a single tube of blood, along with a tumor tissue sample. The use of ctDNA as a predictive biomarker for MRD following treatment for solid tumors is rapidly being integrated into clinical trial design, translational research studies, and is on the verge of use in routine clinical care. While other detection methods for ctDNA have rapidly advanced, the limited sensitivity of these detection methods reduce their utility for diagnosing MRD across a variety of clinical applications. Standard-of-care (“SOC”) radiological-based technologies, including CT, PET and MRI scans, also remain limited in their ability to detect residual disease during or after surgical or systemic therapy due to the minimum tumor volume required. Therefore, reliable, sensitive detection and quantification of MRD remains a key challenge, particularly in early-stage cancers, where timely detection of small micrometastatic lesions may enable treatment that prevents progression to advanced metastatic, incurable disease. We believe that NeXT Personal addresses these challenges. In the biopharma setting, MRD is rapidly emerging as a key biomarker in therapy development, whereby more sensitive detection and quantification of MRD may provide substantial benefits versus less sensitive methods through the reduction of false negative detection of cancer.

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

Revenue from our NeXT Platform products has grown rapidly in recent years. Excluding population sequencing revenue, revenue from our NeXT Platform products accounted for only a minimal proportion of revenue prior to 2020 but for over two-thirds of revenue in the year ended December 31, 2021 and nearly four-fifths of revenue in the year ended December 31, 2022. Revenue in connection with our ACE Platform products (described below) account for the remainder of revenue.

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

Whole Genome Sequencing

In recent years, the declining cost of NGS has resulted in the increased use of broad genomic characterization approaches, including WGS, for various research applications. This cost reduction has coincided with researchers’ need for more comprehensive molecular information in the disease areas of cardiology, endocrinology, rare disease, autoimmunity, and ever-increasingly, cancer. WGS is an attractive option for many researchers due to its ability to provide insights into non-coding variation as well as its unrivaled resolution of genome-wide structural variation, the impact of which is becoming more pronounced in many disease states, especially cancer. Personalis is one of the largest processors of human whole genome sequences in the world today.

The most significant customer of our WGS is the VA MVP. Since 2012, we have been contracted to provide DNA sequencing and data analysis services to the VA MVP. The VA MVP began collecting samples in 2011 and is a landmark research effort aimed at better understanding how genetic variations affect health. The VA MVP is one of the largest population sequencing efforts in the U.S. In September 2017, we entered into a one-year contract with three one-year renewal option periods with the VA for the VA MVP, and received orders under this contract in September 2017, 2018, 2019, 2020 and 2021. In September 2022, we entered into a new contract with the VA MVP for a base period of one year, with four one-year renewal option periods that may be exercised upon discretion of the VA MVP. We concurrently received an initial task order with a value of up to $10.0 million, subject to the receipt of samples from the VA MVP. The cumulative value of orders received from the VA MVP since inception is $195.7 million, of which we have recognized all but $9.1 million as revenue as of December 31, 2022.

All of our population sequencing revenue to date has been derived from the VA MVP. The VA MVP has accounted for a significant amount of our revenue in recent years: 13% in 2022, 53% in 2021, and 71% in 2020. To date, we have delivered WGS data sets to the VA MVP for over 155,000 veterans. This relationship with the VA MVP has enabled us to scale our operational infrastructure and achieve greater efficiencies in our lab. It has also supported our development of industry-leading, large-scale cancer genomic testing. The substantial experience that we have developed in WGS also optimally positions us for what we anticipate to be the longer-term strategic direction of the cancer genomics industry, which may include WGS of tumors.

Personalis: The Genomics Engine for Next-Generation Cancer Therapies

Pharmaceutical customers use our comprehensive platform across a diverse set of therapeutic approaches to cancer. We generate and analyze data from patients who participated in clinical trials, which we believe will enable these customers to develop more effective therapies. The information we generate is important to our customers developing three major classes of next-generation therapeutics: immunotherapies, targeted therapies, and personalized cancer therapies.

•
Immunotherapies: Over the past decade, a number of drugs have emerged based on the discovery that the immune system plays a key role in addressing cancer. Checkpoint inhibitors, a specific type of immunotherapy, have generated substantial commercial success over the past decade; however, the development of new therapies in this category has been challenged by difficulties in understanding the precise interaction between cancer and the immune system. Since our platform provides a broad set of insights on tumor and immune biology, we believe it enables pharmaceutical companies to better understand how therapeutics are working in patients.
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
•
Personalized Cancer Therapies: Some pharmaceutical companies are pursuing personalized cancer therapies, which are designed and manufactured individually for each patient based on genomic alterations in a given patient’s tumor. While there are many potential approaches to developing these therapies, including neoantigen-based vaccines and T-cell therapies, all of them could benefit from the data and analytics that our platform can generate about a patient’s tumor. Our customers have leveraged our FDA Device Master Files as a component of their investigational new drug application (“IND”) submissions with the FDA. If drugs that were developed using our platform in clinical trials to form the basis for approval are approved, we may be able to derive additional revenue in connection with the subsequent design of these drugs for cancer patients.

Genes that are involved in the mechanism of action of any of these drugs may develop mutations reducing or eliminating the effectiveness of those drugs. These are called therapy resistance mutations. In many cases, they only become evident after extended treatment of the patient with the drug. When these are detected, it can be an important signal that the patient may benefit from a change to another drug. Thus, it is important not only to test for mutations when a patient is first diagnosed, but periodically to check for the emergence of these potential resistance mutations. Unlike other tumor-informed liquid biopsy tests for MRD, our NeXT Personal liquid biopsy test was designed to also look for the emergence of these potential resistance mutations, which may ultimately help guide decisions about effective therapies for patients.

We anticipate that as the clinical utility of our platform is validated, we will have opportunities in connection with diagnostics and the commercialization of cancer therapeutics, which are significantly larger markets than our clinical-trial focused markets. Over time, we expect our pharmaceutical customers and research collaborators to build evidence of the clinical utility of our platform as a diagnostic for advanced cancer therapies.

Our Strategy

Our mission is to transform the active management of cancer through personalized testing. Our strategy to achieve this mission is to:

•
Become a leader in MRD detection for active cancer management with our industry-leading MRD test, NeXT Personal.
•
Expand strategic partnerships, in which our products power commercial offerings from other companies.
•
Become the solution-of-choice for biopharmaceutical companies developing oncology therapies.

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

We have the capacity to sequence and analyze approximately 200 trillion bases of DNA per week in our facility. We believe that our capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases. To date, we have sequenced more than 300,000 human samples, of which more than 160,000 were whole human genomes.

We rely on a limited number of suppliers for sequencers and other equipment and raw materials that we use in our laboratory operations. For example, we rely on Illumina, Inc. (“Illumina”) as the sole supplier of sequencers and various associated reagents, and as the sole provider of maintenance and repair services for these sequencers. We have certain agreements and purchase arrangements in place with Illumina to satisfy the projected needs of our laboratory operations.

We believe our platform is well positioned to scale rapidly and substantially as the field of personalized cancer therapies matures. We believe our platform could be essential to the design of personalized cancer therapies developed using our platform. Furthermore, we expect that patients would be tested at multiple time-points during the course of treatment: first to design a therapy according to an initial genomic profile generated from a tissue and/or liquid biopsy, and then as follow-up testing via liquid biopsy to detect any changes that would require therapy modifications after initial therapeutic interventions. If a therapy that was developed using our NeXT Platform achieves regulatory approval, we believe that our commercial opportunity may increase substantially.

We leverage our proprietary software, laboratory automation and protocols, and other operational and technological know-how to power our NeXT Platform.

Our Industry

Over the past decade, the biopharmaceutical community has achieved major advances in the treatment of cancer, including approval of therapies capable of targeting specific genetic drivers of cancer and novel immunotherapies that empower the immune system to attack cancer cells. Despite these advances, the substantial majority of currently available cancer therapies have significant limitations, including efficacy only in certain subsets of patients, limited long-term survival rates, and significant toxicities. Moreover, the current research and development paradigm in oncology is beset by significant inefficiencies and substantial costs, with the average cost per patient in clinical trials reaching approximately $60,000 (Battelle Technology Partnership Practice, Biopharmaceutical Industry-Sponsored Clinical Trials: Impact on State Economies, March 2015). While tumor molecular profiling technologies have enhanced research and development efforts, most current tumor biopsy and liquid biopsy tests analyze a relatively narrow set of roughly only 50 to 500 genes, missing key genes and immune mechanisms underlying cancer therapy. With the lack of a comprehensive profiling solution, biopharmaceutical companies often attempt to use a disparate array of tests to compensate, resulting in a fragmented view of the tumor biology, insufficient tumor sample, logistical complexities, and increased costs. The resulting data heterogeneity makes it difficult to mine for new biological insights across cohorts of patients in clinical trials. These piecemeal approaches to tumor molecular profiling often result in solutions that are difficult to use at scale, especially in a clinical or therapeutic setting where simplicity, cost, turnaround time, and validation are important.

Our platforms help biopharmaceutical companies seeking to develop more efficacious therapies by comprehensively interrogating a patient’s tumor and immune cells in detail, both to discover tumor vulnerabilities and elucidate potential therapeutic alternatives. To meet the demands of our customers, we built our NeXT Platform to be cost-effective and scalable with rapid turnaround times for tissue sample data and analytics. The NeXT Platform represents the next step of our ACE Platform, allowing customers to move up the value chain by gaining more information from a single sample. We believe that our platforms have the potential to enable a research, development, and treatment paradigm that is dynamic and adaptive to the evolving genomic and immune system landscape of patients’ tumors over time. We believe our technology will drive this evolving paradigm, which we believe will ultimately enable our customers to develop safer and more efficacious therapeutics (see Figure 1). As the clinical utility of our platforms increases, we expect to grow our diagnostic capabilities, including the ability to guide therapy based on a patient’s changing tumor and immune system, and supporting the commercialization of therapeutics developed by our biopharmaceutical customers.

Figure 1. Personalis NeXT Platform addresses the increasingly complex understanding of cancer.

Despite the large sums invested in research and despite new treatments, cancer remains a major challenge for modern medicine and a source of high unmet medical need. According to the American Cancer Society’s Cancer Facts & Figures 2020, as of January 1, 2019, there were more than 16.9 million people in the United States who were suffering from cancer or who had previously suffered from cancer. Cancer prevalence is increasing globally as well. The World Health Organization (“WHO”) predicted in its September 2018 estimates on the global prevalence of cancer that there would be 18.1 million new cancer cases and nearly 10 million cancer deaths globally in 2018. According to the WHO, the total economic impact of healthcare expenditure and loss of productivity resulting from cancer worldwide was approximately $1.2 trillion in 2010.

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
•
Are there ways to reduce toxicity?

There is a growing recognition that there is a tremendous amount of untapped molecular data that can be derived from analyzing tumors from large numbers of cancer patients, whether in cancer clinical trials or post-commercialization, that can help answer some of these seminal questions and accelerate therapeutic development. According to BIO Industry Analysis, Clinical Development Success Rates 2006-2015, June 2016, there is a threefold increase in probability of FDA approval from Phase I clinical trial for therapies with biomarkers across all diseases and therapeutic types, which provides an indication of the benefits of leveraging molecular data.

Current Tumor Molecular Profiling Solutions Have Not Kept Pace with New Cancer Therapies

Biopharmaceutical companies are increasingly turning to tumor molecular profiling across large cohorts of patients to generate the data needed to answer these questions. Unfortunately, many current tumor molecular profiling methods have not kept pace with new therapy development and overlook crucial elements of our evolving understanding of cancer biology.

Current Tumor Molecular Profiling Falls Short for New Cancer Immunotherapies

Currently, the most widely-used tumor molecular profiling panels were designed with a focus on targeted therapies, which, along with chemotherapy, have been used for cancer treatment for the past several decades. Targeted therapies treat cancers based on the specific genomic alterations driving their growth. Some targeted therapies have been developed to target specific molecules that are overexpressed or mutated in cancer cells. Because targeted therapies focus on cancer driver genes, the vast majority of tumor molecular profiling performed today, whether tissue or liquid biopsy based, typically sequences the DNA of between 50 to 500 genes, just a small fraction of the approximately 20,000 human genes.

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

With these new immunotherapies and our rapidly evolving understanding of cancer biology, we believe the data needed to inform therapeutic development goes far beyond the typical 50 to 500 genes on the current most widely used tumor molecular profiling panels. The paradigm has shifted from the need to understand mechanisms behind a single gene target to a dynamic, systems biology view involving complex interactions between thousands of genes in the tumor and the immune system in the pathogenesis of cancer and cancer drug response.

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

Current Tumor Molecular Profiling Panels Can Become Antiquated with Evolving Science

With the explosion of immunotherapy and advances in our understanding of cancer, new insights into the underlying mechanisms of response and resistance have emerged. New putative genetic or immune biomarkers of response are regularly identified for different therapies in the context of different cancers. For instance, new biomarkers have been identified including tumor mutational burden, neoantigens, HLA type, B2M mutations, TGFß, JAK1/JAK2 mutations, expression signatures, cytotoxicity signatures, and T-cell clonality, among others. A recent Nature Medicine review identified 18 different categories of biomarkers correlating with immunotherapy response spanning tumor, immune cells, and the tumor microenvironment. The limited coverage of the current most widely-used cancer panels may miss these new biomarkers. We believe this problem will continue as research uncovers new insights into cancer.

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

Commercialization Strategy

We commercialize our products primarily in the United States and Europe through a targeted sales organization. In June 2020, we entered into a partnership with a clinical genomics and life sciences company headquartered in China as a means to expand business operations into China in the near term. Our first wholly-owned subsidiary was formed in Shanghai in October 2020. However, we recently decided to not pursue commercialization of our products in China and to close our operations in China as expeditiously as possible in 2023.

In 2022, we derived 91% of our revenue from customers in the U.S. Our sales representatives have extensive experience in enterprise/consultative selling in the genomics space. We augment this team with Ph.D.-level Field Application Specialists that provide deep understanding and expertise in the areas of oncology and genomics applications, ensuring top-quality pre- and post-sales customer support. Our commercial efforts are focused on demonstrating the value proposition of the NeXT Platform to biopharmaceutical customers with the goal of both increasing utilization of the product at existing accounts and to drive adoption in new targeted accounts. Our entire commercial organization promotes our ability to support biopharmaceutical customers across several application areas including biomarker discovery, new target discovery, therapy development, and treatment monitoring.

We anticipate that patients in clinical trials for cancer therapies will increasingly be tested pre-treatment and periodically afterwards to understand response to treatment in deep molecular detail, as their tumors evolve under therapeutic pressure. Although the majority of our revenue comes from single time-point testing, we believe our revenue from multiple time-point testing will continue to grow. We also derive revenue from analysis of multiple customer samples from the same patient and time point to assess genetic differences between the primary tumor and metastases. Given the value of comprehensive genomic information from multiple time points or samples, we anticipate that our revenue, and the available market, will continue to grow.

We have developed a highly sensitive MRD test (Next Personal) and are focused on launching it to doctors for patient use in 2023 while developing clinical evidence to justify its use. Our focus is on breast and lung cancer and immuno-therapy monitoring as we believe the performance of our MRD test will be particularly valuable in those clinical indications. Additionally, we believe that there is an opportunity to partner with other diagnostic companies to provide our Next Personal testing service for additional clinical indications through their sales and marketing channels and are pursuing those relationships.

As we build the evidence around our Next Personal products, we are simultaneously focused on developing the use of our Next Dx product and winning early reimbursement. The focus on commercial efforts in 2023 on Next Dx by our sales, medical affairs, billing and reimbursement teams could accelerate uptake and revenue growth from our clinical laboratory business.

Our Customers

Our cancer genomic services are sold primarily to pharmaceutical companies, biopharmaceutical companies, diagnostic testing companies, biotechnology companies, healthcare providers, universities, non-profits, and government entities, while services for population sequencing initiatives are sold primarily to the VA MVP, which is a government entity. Our customers include a majority of the top ten oncology-focused pharmaceutical companies, as measured by annual revenue.

In 2022, we had three customers account for 10% or more of our revenue: Natera, Inc. (“Natera”) at 41%, VA MVP at 13% and Merck & Co., Inc. at 11%. In 2021, we had two customers account for 10% or more of our revenue: VA MVP at 53% and Natera at 10%. In 2020, VA MVP accounted for 71% of our revenue and no other customer accounted for 10% or more.

Our Competition

Our principal competition comes from commercial and academic organizations using established and new laboratory tests to produce information that is similar to the information that we generate for our customers. These companies offer services that implement various technological approaches including next-generation sequencing and microarray analyses. Some of our present or potential competitors include Adaptive Biotechnologies Corporation, Adela, Inc., ArcherDx, Inc., which was acquired by Invitae Corporation in October 2020, BillionToOne, Inc., BostonGene Corporation, C2i Genomics, Inc., Caris Life Sciences, Inc., Covance Inc., which was acquired by Laboratory Corporation of America Holdings in February 2015, Foresight Diagnostics Inc. (“Foresight”), Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in July 2018, Freenome, Inc., Geneseeq Technology Inc., Genosity, Inc., which was acquired by Invitae Corporation in April 2021, GRAIL, which Illumina announced that it had acquired in August 2021, Guardant Health, Inc., Inivata Limited, which was acquired by NeoGenomics, Inc. in June 2021, Invitae Corporation, Natera, NeoGenomics, Inc., Personal Genome Diagnostics, Inc., Predicine, Inc., Roche Molecular Systems, Inc., Strata Oncology, Inc., and Tempus, Inc.

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

We believe that we compete favorably because of the high sensitivity and comprehensiveness of the data generated by our NeXT Platform. Maximizing insights into both the tumor- and immune-related components of the tumor microenvironment is essential in identifying and understanding the reasons why certain cancer patients respond more favorably to oncology therapies than others. It is via access to such a comprehensive dataset for each patient that our customers can begin to discover new, clinically relevant biomarkers for the immunotherapy era, and ultimately improve cancer patient outcomes with the development of more efficacious therapeutics.

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

Our patent strategy is focused on seeking coverage for our core technology, our NeXT Platform, including applications and implementations for enhancing sequencing coverage of certain genomic regions, identifying neoantigens, analyzing cell-free nucleic acids, and creating personalized cancer recurrence detection assays. In addition, we file for patent protection on our ongoing research and development efforts, particularly related to other novel assay technologies which may be applicable to the diagnosis and treatment of cancer and other diseases.

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

Our patent portfolio is comprised of patents and patent applications owned by the company. These patents and patent applications generally fall into five broad categories:

•
our ACE assay and NeXT Platform technology, including claims directed to methods for enriching nucleic acids from a sample based on differences in various genomic features, such as GC-content, molecular size, presence of genetic variations or rearrangements, identification of biomedically interpretable variants, epigenetic modifications, and/or species-origin (e.g., human and non-human);
•
hybrid exome-genome technologies, including claims directed to methods for combining exome and/or whole genome sequencing data generated from a sample, along with the identification of other variants to identify or detect disease;
•
liquid biopsy methods, including claims directed to methods of analyzing sequenced nucleic acids obtained from a patient sample in comparison with nucleic acids representing the reference genome, obtained from a blood sample, to identify disease, or recommend a drug treatment;

•
clinical interpretation and neoantigen identification and prediction methods, including claims directed to methods of ranking genes associated with a phenotype and inheritance pattern or identifying neoantigens expressed in a disease sample that may be used for targeted treatments; and
•
personalized genetic testing assays, including claims directed to methods for using sequencing data to create a personalized genetic test to monitor cancer progression, identify neoantigen candidates for personalized cancer vaccine treatment, or detect the recurrence of disease at the earliest possible timepoint.

As of December 31, 2022, we own 18 issued U.S. patents and 7 issued foreign patents. Issued U.S. patents in our portfolio of company-owned patents are expected to expire between 2033 and 2038, excluding any additional term for patent term adjustments or patent term extensions. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2042.

Government Regulations

Coverage and Reimbursement

Our ability, and the ability of our customers, to commercialize diagnostic tests based on our technology will depend in part on the extent to which coverage and reimbursement for these tests will be available from third-party payors. Coverage and reimbursement of new products and services is uncertain, and whether the companies that use our instruments to develop their own products or services will attain coverage and adequate reimbursement is unknown. In the U.S., there is no uniform policy for determining coverage and reimbursement. Coverage can differ from payor to payor, and the process for determining whether a payor will provide coverage may be separate from the process for setting the reimbursement rate. In addition, the U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls and restrictions on reimbursement. Additionally, the coverage and reimbursement status of newly-approved or cleared laboratory tests, including our NeXT Dx offering, is uncertain. If we decide to seek reimbursement for our NeXT Dx offering or other in vitro diagnostic tests we may develop, and if such tests are inadequately covered by insurance or ineligible for such reimbursement, this could limit our ability to market any such future tests. The commercial success of future products in both domestic and international markets may depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, managed care organizations, and other third-party payors.

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

To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards. Because we are a CAP accredited laboratory, the CMS does not perform this survey and inspection and relies on our CAP survey and inspection. We also may be subject to additional unannounced inspections. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. In addition, a laboratory that is certified as “high complexity” under CLIA may develop, manufacture, validate, and use proprietary tests referred to as laboratory developed tests (“LDTs”). CLIA requires analytical validation including accuracy, precision, specificity, sensitivity, and establishment of a reference range for any LDT used in clinical testing. The regulatory and compliance standards applicable to the testing we perform may change over time, and any such changes could have a material effect on our business.

CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law, and a number of states have implemented their own more stringent laboratory regulatory requirements. State laws may require that nonresident laboratories, or out-of-state laboratories, maintain an in-state laboratory license to perform tests on samples from patients who reside in that state. As a condition of state licensure, these state laws may require that laboratory personnel meet certain qualifications, specify certain quality control procedures or facility requirements, or prescribe record maintenance requirements. Because our laboratory is located in the state of California, we are required to and do maintain a California state laboratory license. We also maintain licenses to conduct testing in other states where nonresident laboratories are required to obtain state laboratory licenses, including Maryland, Pennsylvania, Rhode Island, and New York. Other states may currently have or adopt similar licensure requirements in the future, which may require us to modify, delay, or stop its operations in those states.

Regulatory framework for medical devices in the United States

Pursuant to its authority under the Federal Food, Drug and Cosmetic Act (“FDC Act”), the FDA has jurisdiction over medical devices, which are defined to include, among other things, in vitro diagnostic devices (“IVDs”). The FDA regulates, among other things, the research, design, development, pre-clinical and clinical testing, manufacturing, safety, effectiveness, packaging, labeling, storage, recordkeeping, pre-market clearance or approval, adverse event reporting, marketing, promotion, sales, distribution, and import and export of medical devices. Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDC Act, also referred to as a 510(k) clearance, or approval from the FDA of a premarket approval application

(“PMA”). Both the 510(k) clearance and PMA processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees.

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

The “14-Day Rule,” also known as the Medicare Date of Service Rule, prohibits a laboratory supplier from billing the Medicare program for tests performed on samples collected during or within 14 days of an inpatient hospital stay, unless an exception applies, and requires the laboratory supplier to bill the hospital in those cases. Penalties may apply to the laboratory supplier if Medicare determines that the Medicare program was inappropriately billed for testing that should have been billed to the hospital where the sample was collected.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, former President Trump signed two executive orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress considered legislation that would repeal, or repeal and replace, all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA 2022”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA 2022 also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the health reform measures of the Biden administration will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2031, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates, and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models (“APMs”), and the Merit-based Incentive Payment System (“MIPS”). In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will continue to impact physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the Medicare Clinical Laboratory Fee Schedule (the "Physician Fee Schedule") are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payer payment rates and volumes for their tests. CMS will use this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare reimbursement rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. Reporting of payment data under PAMA for clinical diagnostic laboratory tests has been delayed on numerous occasions. Based on current law, between January 1, 2023 and March 31, 2023, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2024 to 2026 CLFS rates. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is still too early to predict the full impact on reimbursement for our current tests or those in development. Pursuant to the CARES Act, the statutory phase-in of the payment reductions has been extended through 2024 with a 0% reduction cap for 2021-2022 and a 15% reduction cap for 2023 through 2025. It is unclear what impact new quality and payment programs, such as MACRA, or new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations, or cash flows.

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

VA MVP Agreements

In September 2017, we entered into a contract with the VA for the VA MVP to provide them with a combination of WGS services (the "2017 VA MVP Agreement"). The 2017 VA MVP Agreement was a one-year contract with three one-year renewal option periods, all of which were exercised by the VA MVP. In September 2022, we entered into a new contract with the VA MVP (the "2022 VA MVP Agreement" and together with the 2017 VA MVP Agreement, the "VA MVP Agreements") for a base period of one year, with four one-year renewal option periods that may be exercised upon discretion of the VA MVP. Each task order issued against one of the VA MVP Agreements has a separate period of performance and is subject to the terms and conditions of the applicable VA MVP Agreement. Funds are obligated by the VA MVP under each task order based on actual needs. Concurrent with the execution of the 2022 VA MVP Agreement, we received an initial task order with a value of up to $10.0 million, subject to the receipt of samples from the VA MVP. The cumulative value of orders received pursuant to VA MVP Agreements since the beginning of our relationship with the VA is $195.7 million, of which we have recognized all but $9.1 million as revenue as of December 31, 2022.

All materials and samples utilized during the course of the VA MVP Agreements and all data first produced or delivered under the VA MVP Agreements are the sole property of the VA MVP. Under the VA MVP Agreements, we are subject to confidentiality and security obligations, as well as various obligations upon events of default.

The VA MVP may terminate the VA MVP Agreements, or any part thereof, at its sole convenience. Subject to the terms of the VA MVP Agreements, we shall be paid a percentage of the contract price reflecting the percentage of the work performed prior to the notice of termination, plus reasonable charges that we can demonstrate have resulted from the termination.

The VA MVP may terminate the VA MVP Agreements, or any part thereof, for cause in the event of any default by us, or if we fail to comply with any contract terms and conditions, or fail to provide the VA MVP, upon request, with adequate assurances of future performance. In the event of termination for cause, the VA MVP shall not be liable to us for any amount for supplies or services not accepted, and we shall be liable to the VA MVP for any and all rights and remedies provided by law. If it is determined that the VA MVP improperly terminated this contract for default, such termination shall be deemed a termination for convenience.

Illumina Agreements

In connection with the 2017 VA MVP Agreement, we entered into two agreements with Illumina. One agreement was a master services subcontract agreement entered into in November 2017 for Illumina to perform certain genotyping services on our behalf (the 2022 VA MVP Agreement does not require genotyping services) and the other agreement was a pricing agreement entered into in March 2019 that provided pricing terms for NovaSeq™ reagent kits. Each of these agreements expired with the expiration of the term of the 2017 VA MVP Agreement.

In December 2022, we received a quotation from Illumina against which we can issue purchase orders for promotional pricing for NovaSeq™ 6000 S4 Reagent Kits (each, a “Kit”) to be used exclusively in connection with the 2022 VA MVP Agreement. The promotional pricing is contingent on us remaining in good standing with the VA to perform high-throughput sequencing of veterans' samples for the VA MVP project, issuing a related purchase order prior to the quotation expiration date, and only using such purchased Kits for purposes of performing services as part of the VA MVP project. We issued a purchase order against the quotation in December 2022.

Human Capital Management within Our Company

We recognize that our employees are both our most valuable asset and our most important investment. The success of our organization is reliant upon each individual’s significant contribution to our corporate culture and goals. Following is a list of our core company values:

•
Integrity
•
Trust
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

As of December 31, 2022, we had 399 employees, of which 395 were full-time employees. Of these full-time employees, 166 were in research and development, 94 in laboratory operations, 71 in commercial operations and 64 in general and administrative functions. 377 of our full-time employees were located in the United States, 6 were located in Europe and 12 were located in China. As of December 31, 2022, more than 45% of our employees had completed a Ph.D. or other advanced science or medical degree.

None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages. We consider our relations with our employees to be good. The use of independent contractors is not a material part of our workforce strategy.

In January 2023, our Board of Directors approved a reduction in our workforce by up to approximately 30% to reduce operating costs and improve operating efficiency. The reduction in workforce is expected to be completed by March 2023.

Environment

We believe we are in compliance with the regulations established by the state of California Division of Occupational Safety and Health Requirements and California Environmental Protection Agency applicable to our operations in Menlo Park and Fremont, California. This includes, but is not limited to, having an Injury and Illness Prevention Program, a Hazard Communication Program, an Emergency Action Plan, a Chemical Hygiene Plan and an Exposure Control Plan, which are captured in written standard operating procedures (“SOPs”). We provide training to our employees on these SOPs. We are committed to evaluate our compliance to such regulations on a recurring basis.

Available Information

Our website is located at https://www.personalis.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including their exhibits, proxy and information statements, and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also use the investor relations page on our website as a channel of distribution for important company information, including press releases, analyst coverage and financial information regarding us, as well as corporate governance information. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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
•
We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from one of our largest customers, Natera, and in the past have derived a substantial portion of our revenue from another of our largest customers, the VA MVP.
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
•
Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the cost of our offerings, limit their use or adoption, and otherwise negatively affect our operating results and business.
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

We have incurred net losses since our inception. For the years ended December 31, 2022, 2021, and 2020 we had net losses of $113.3 million, $65.2 million, and $41.3 million, respectively. As of December 31, 2022, we had an accumulated deficit of $360.4 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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
•
our ability to convince our customers and potential customers of the utility of the comprehensiveness of our services and of testing patients at multiple time-points;
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

Some of our present or potential competitors, including Adaptive Biotechnologies Corporation, Adela, Inc., ArcherDx, Inc., which was acquired by Invitae Corporation in October 2020, BillionToOne, Inc., BostonGene Corporation, C2i Genomics, Inc., Caris Life Sciences, Inc., Covance Inc., which was acquired by Laboratory Corporation of America Holdings in February 2015, Foresight Diagnostics Inc. (“Foresight”), Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in July 2018, Freenome, Inc., Geneseeq Technology Inc., Genosity, Inc., which was acquired by Invitae Corporation in April 2021, GRAIL, which Illumina announced that it had acquired in August 2021, Guardant Health, Inc., Inivata Limited, which was acquired by NeoGenomics, Inc. in June 2021, Invitae Corporation, Natera, NeoGenomics, Inc., Personal Genome Diagnostics, Inc., Predicine, Inc., Roche Molecular Systems, Inc., Strata Oncology, Inc., and Tempus, Inc., may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD testing offerings. During the year ended December 31, 2022, revenue under our agreement accounted for 41% of our total revenue. See “—We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” In addition, our present or potential competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. For example, in August 2021, Illumina announced it completed its acquisition of GRAIL, a company focused on early cancer detection and potentially other forms of cancer analysis using next-generation sequencing technology, which we view as a potential competitor. Illumina is also one of our significant suppliers. See “—We rely on a limited number of suppliers, or in some cases, a sole supplier, for some of our laboratory instruments and materials, and we may not be able to find replacements or immediately transition to alternative suppliers should we need to do so.” Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services, which could force us to lower the price of our services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized products or services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, or if we cannot maintain successful customer or supply relationships with Natera, Illumina or other present or potential competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenue or achieving or sustaining profitability.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from one of our largest customers, Natera, and in the past have derived a substantial portion of our revenue from another of our largest customers, the VA MVP.

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from the VA MVP, which accounted for 13%, 53% and 71% of our revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Revenue from Natera accounted for 41% and 10% of our revenue for the years ended December 31, 2022 and 2021, respectively. Our top five customers, including the VA MVP and Natera, accounted for 76%, 84% and 87% of our revenue for the years ended December 31, 2022, 2021 and 2020, respectively. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond the VA MVP and Natera, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, while we have long-term contractual arrangements with certain of our customers, including Natera, these customers are not required to purchase a minimum number of analyses. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if we do not win future VA MVP renewals with a value comparable to that of our historical contracted orders, it may have a material adverse effect on our revenue, cash position, and results of operations. Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Likewise, if Natera or any of our other significant customers were to reduce or cease their use of our services, then our revenue, cash position, and results of operations may be materially adversely impacted. Further, if any of our significant customers were to stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.

In February 2021, we entered into a partnership in the field of personalized oncology with Natera, pairing our NeXT tumor profiling and diagnostic services and products with Natera’s personalized ctDNA platform Signatera™ for treatment monitoring and MRD assessment. Under this non-exclusive agreement, Natera is responsible for validating the design of, and commercialization of, Signatera personalized ctDNA assays using matched tumor and normal exome sequence data from us. The agreement covers MRD testing for both clinical use and research use. Since that time, Natera’s sample volumes have increased such that we currently derive a significant portion of our revenue from sales of our DNA sequencing and data analysis services to Natera under our agreement. For example, in 2022, revenue under our agreement accounted for 41% of our total revenue. While our agreement with Natera is a long-term contractual arrangement, Natera is not required to purchase a minimum number of analyses from us under the agreement, and we have only limited visibility to Natera’s forecasted sample volumes for future periods. We are aware that Natera has at least one third party supplier of DNA sequencing and analysis services, such that Natera has elected, and may continue to elect in the future, to send a portion (or all) of its samples to its other supplier(s) instead of us, which it is not contractually prohibited from doing, given the non-exclusive nature of our agreement. Natera may also bring a portion (or all) of such services in-house in the future, which may result in them purchasing fewer (or no) such services from us, or none from us at all. Our agreement with Natera requires us to achieve certain quality and turnaround time metrics for Natera samples. Recently, the volumes of samples sent to us by Natera have fluctuated significantly and may continue to do so in the future, which could cause us to experience difficulty in achieving such metrics from time to time, or to meet our other obligations under our agreement. If we consistently fail to achieve such metrics, or any of our other obligations under our agreement with Natera, Natera may elect to send a portion (or all) of its samples to its other supplier(s) and/or bring such services in-house.

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

We have derived a substantial portion of our revenue from sales of our DNA sequencing and data analysis services to the VA MVP. In September 2017, we entered into a one-year contract with three one-year optional renewal periods with the VA for the VA MVP, pursuant to which we received contracted orders from the VA MVP in September 2017, 2018, 2019, 2020, and 2021. That contract did not include a renewal option. In September 2022, we entered into a new contract with the VA MVP to continue providing them WGS services. The performance period under the new contract includes a base period of one year, with four one-year renewal option periods that may be exercised upon discretion of the VA MVP. We concurrently received an initial task order with a value of up to $10.0 million, subject to the receipt of samples from the VA MVP.

The VA MVP’s contracted orders for DNA sequencing and data analysis services have fluctuated significantly in value over time and are subject to the availability of funding, enrollment of veterans in the VA MVP study, and the VA MVP’s continued demand, if any, for our services among other factors. For example, the VA MVP contracted order received in September 2020 had a value of $30.9 million, whereas the VA MVP contracted orders received in September 2021 and 2022 had values of $9.7 million and $10.0 million, respectively, which represents a substantial decline. We have no certainty that funding will be made available for our services, or that the VA MVP will award any future contracts, contract renewals or contracted orders to us. The priorities of the VA, the VA MVP, or the U.S. government may change, including in response to COVID-19 or another health epidemic or pandemic. For example, funding for our services may be limited or not available, and our business, financial condition, and operating results and cash flows will be materially harmed. Similarly, if we do not win future VA MVP contracts and renewals (whether due to being outbid by a competitor or the VA MVP’s decision not to award a future contract on a timely basis or at all, or to terminate for convenience or failure to renew any contract, for whatever reason) with a value comparable to that of our historical contracted orders, our business, financial condition, revenue and other operating results and cash flows may be materially harmed.

We have only recognized revenue under our VA MVP contract upon the receipt and processing of samples, and the timing and number of VA MVP samples we have received has been and could in the future be negatively affected by factors beyond our control, which has resulted, and may result in the future, in delaying our ability to process and recognize revenue for such samples. For example, the revenue we recognized during the contract year that began in September 2020 significantly exceeded the value of the VA MVP contracted order we received in September 2020 because we continued to receive after such date, and subsequently processed, samples under VA MVP contracted orders that remained unfulfilled as of September 2020 due to the time required for the VA to select optimal samples from its collection for research and then provide us those samples. Therefore, period-to-period comparisons of our operating results relating to VA MVP contracted orders may not be meaningful. The timing and number of VA MVP samples may also be negatively affected by a public health crisis, such as COVID-19. For example, in March 2020, the VA MVP announced that it was suspending sample collection due to the COVID-19 pandemic. In addition, we believe the COVID-19 pandemic may have been a contributing factor to the reduction in values of the September 2021 and 2022 VA MVP contracted orders compared to the September 2020 contracted order, as the VA MVP delayed new enrollment and also may have needed to divert resources to respond to the pandemic. A resurgence of COVID-19 or another health epidemic or pandemic may negatively impact the value of any potential new VA MVP contract or order.

If we cannot maintain our current customer relationships, or fail to acquire new customers, our revenue prospects will be reduced. Many of our customers are biopharmaceutical companies engaged in clinical trials of new drug candidates, which trials are expensive, can take many years to complete, and have inherently uncertain outcomes.

Our customers other than the VA MVP and Natera are primarily biopharmaceutical companies that use our services to support clinical trials. Our future success is substantially dependent on our ability to maintain our customer relationships and to establish new ones. Many factors have the potential to impact our customer relations, including the type of support our customers and potential customers require and our ability to deliver it, our customers’ satisfaction with our services, and other factors that may be beyond our control. Furthermore, our customers may decide to decrease or discontinue their use of our services due to changes in research and product development plans (including as a result of a public health crisis), failures in their clinical trials (which failures are statistically much more likely to occur than not at some point in the clinical development process, notwithstanding any enhanced patient stratification from the use of our proprietary tests and algorithms), financial constraints, or utilization of internal testing resources or tests performed by other parties, or other circumstances outside of our control.

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

The coverage and reimbursement status of newly-approved or cleared laboratory tests, including our NeXT Dx offering, is uncertain. We are seeking reimbursement for our NeXT Dx offering and other in vitro diagnostic tests we may develop, and if such tests are inadequately covered by insurance or ineligible for such reimbursement, this could limit our ability to derive revenue from any such future tests. The commercial success of future services and products in both domestic and international markets may depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, or equivalent foreign programs, managed care organizations, and other third-party payors. The government and other third-party payors are increasingly attempting to contain health care costs by limiting both insurance coverage and the level of reimbursement for new diagnostic tests. As a result, they may not cover or provide adequate payment for any future in vitro diagnostic tests that we develop. These payors may conclude that our services or products are less safe, less effective, or less cost-effective than existing or later-introduced services or products. These payors may also conclude that the overall cost of using one of our tests exceeds the overall cost of using a competing test, and third-party payors may not approve any future in vitro diagnostic tests we develop for insurance coverage and adequate reimbursement.

We rely on a limited number of suppliers, or in some cases, a sole supplier, for some of our laboratory instruments and materials, and we may not be able to find replacements or immediately transition to alternative suppliers should we need to do so.

We rely on a limited number of suppliers for sequencers and other equipment and materials that we use in our laboratory operations. For example, we rely on Illumina as our sole supplier of sequencers and various associated reagents and other materials used in our routine laboratory operations, and as the sole provider of maintenance and repair services for these sequencers. In August 2021, Illumina completed its acquisition of GRAIL, a company focused on early cancer detection and potentially other forms of cancer analysis using next-generation sequencing technology. Any disruption in Illumina’s operations, or our inability to negotiate pricing with Illumina on acceptable terms, or at all, or any competitive pressure resulting from Illumina’s acquisition of GRAIL, could negatively impact our supply chain and laboratory operations and our ability to conduct our business and generate revenue. Additionally, COVID-19 previously disrupted Illumina’s ability to fulfill our purchase orders for reagents or other materials in a timely manner and a resurgence of COVID-19 or another health epidemic or pandemic may disrupt the ability of Illumina and our other suppliers to fulfill our purchase orders in a timely manner or at all. Our suppliers, including Illumina, could cease supplying these materials and equipment at any time, could increase the price of these materials or equipment (including the promotional pricing offered to us by Illumina for our 2022 VA MVP Agreement) or fail to provide us with sufficient quantities of materials or equipment that meet our specifications. Our laboratory operations have been and in the future could be interrupted if we encounter delays or difficulties in securing sequencers or other equipment or materials, or if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations, and reputation.

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

In addition, the Device Master Files that we filed with the FDA, which are focused on the technology, quality management, and validation of our platform, specifically on its use for the development of personalized immunotherapies, are predicated on our use of specified equipment and processes, including Illumina sequencers and related equipment. The detailed information in the Device Master Files is not shared with our customers, but with our permission they can reference our FDA file numbers in their Investigational New Drug filings with the FDA. If we were required to transition to a new supplier of sequencers or certain other equipment or processes in our laboratory, our Device Master Files would need to be replaced or updated, and until such time as that occurred, customers for which we deliver services after the transition would not be able to reference our Device Master Files, which would cause us to lose a competitive advantage.

We will need to invest in our infrastructure in advance of increased demand for our services; our failure to accurately forecast demand would have a negative impact on our business and our ability to achieve and sustain profitability.

In order to execute our business model, we need to invest in scaling our infrastructure, including expanding laboratory capacity. We will also need to purchase additional equipment, some of which can take several months or more to procure, setup, and validate, and increase our software and computing capacity to meet increased demand. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software, and computing capacities, or process enhancements will be successfully implemented, or that we will have adequate space in our laboratory facilities to accommodate such required expansion. We expect that much of this growth will be in advance of increased demand for our services. Our current and projected future expense levels are to a large extent fixed and are largely based on our current investment plans and our estimates of future test volume. As a result, if revenue does not meet our expectations we may not be able to promptly adjust or reduce our spending to levels commensurate with our revenue. If we fail to generate demand commensurate with our infrastructure growth or if we fail to scale our infrastructure sufficiently in advance of demand to successfully meet such demand, our business, prospects, financial condition, and results of operations could be adversely affected.

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

We currently derive our revenue from our genomic analysis conducted in our laboratories. Currently, our only clinical reference or research and development laboratory facilities are our facilities in Menlo Park, California, and Fremont, California and the facilities that we plan to discontinue in Shanghai, China. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fires, earthquakes, flooding, and power outages, which may render it difficult or impossible for us to sell or perform our services for some period of time. See “—Our planned opening of our new laboratory facilities in Fremont, California has diverted and could continue to divert management’s attention and has disrupted and could continue to disrupt our ongoing business.” Northern California has recently experienced serious fires and storms and the San Francisco Bay Area is considered to lie in an area with earthquake risk. The inability to sell or to perform our sequencing and analysis services, disruptions in our operations, or the backlog of samples that could develop if our facilities are inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation or such relationships in the future. For example, access to our laboratory facilities was limited during the COVID-19 pandemic, which resulted in a loss in productivity, including delays to research and development programs. Furthermore, our facilities and the equipment we use to perform our services and our research and development work could be costly and time-consuming to repair or replace.

Additionally, a key component of our research and development process involves using biological samples as the basis for the development of our services, and our services typically involve using biological samples provided by or on behalf of our customers. In some cases, these samples are difficult to obtain. If the parts of our laboratory facilities where we store these biological samples were damaged or compromised, our ability to pursue our research and development projects or provide our services, as well as our reputation, could be jeopardized. We carry insurance for damage to our property or to our customer's property while in our possession, and we also carry insurance for the disruption of our business, but these types of insurance may not be sufficient to cover all of our potential losses or liabilities and may not continue to be available to us on acceptable terms, if at all.

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

Our success in implementing our business strategy depends largely on the skills, experience, and performance of key members of our executive management team and others in key management positions. The collective efforts of each of our executives and others working with them as a team are critical to us as we continue to develop our technologies, services, products, and research and development programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies, and implementing our business strategy. Effective December 31, 2022, John West retired from his role as our Chief Executive Officer and Aaron Tachibana, our Chief Financial Officer, was appointed to serve as our interim Chief Executive Officer and Christopher Hall, our SVP and Head, Diagnostics Business, was appointed to serve as our President. As with any change in leadership, there is a risk to organizational effectiveness and employee retention as well as the potential for disruption to our business. Integrating members into new or different management roles could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. Each member of our executive management team has an employment agreement; however, the existence of an employment agreement does not guarantee retention of members of our executive management team, and we may not be able to retain those individuals or replace them in the event we lose their services. We do not maintain “key person” life insurance on any of our employees.

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

Our planned opening of our new laboratory facilities in Fremont, California has diverted and could continue to divert management’s attention and has disrupted and could continue to disrupt our ongoing business.

We have relocated our corporate headquarters to Fremont, California. We also plan to move our laboratory operations to our Fremont facility in 2023. These efforts have involved, and will continue to involve, significant tenant improvements, construction and regulatory compliance activities to be undertaken. Such efforts have distracted and may continue to distract management from current operations, have disrupted and may continue to disrupt planned research, development or regulatory compliance activities, and have resulted in and may continue to result in greater than expected liabilities and expenses, any of which could result in a material adverse effect on our business prospects, financial condition, or results of operations. For example, delays in the completion of updates to our new corporate headquarters delayed our previously planned move-in date. In addition, since January 20, 2023, we have experienced substantial disruption to our use of the Fremont facility due to a failure of a bus duct serving the facility. Since that time, we have been using, and we may need to continue using, backup generators to power our laboratories and emergency lights at the facility, and we have been, and may continue to be, unable to use the office and manufacturing portions of the facility, or use the facility’s heating, ventilation and air conditioning system. We have incurred, and may continue to incur, costs in maintaining temporary power to the facility and in attempting to permanently remedy the problem, including obtaining additional backup generators, equipment, and back up batteries, and purchasing fuel for the generators on a daily basis. While the bus duct and related electrical main equipment are the landlord’s responsibility under our lease for the facility, and we expect the landlord to reimburse our costs incurred in connection with remedying the electrical failure, there is no guarantee we will be successful in obtaining such reimbursement within a reasonable timeframe or at all. Although we are still able to conduct most or all of our laboratory operations from our facility in Menlo Park, California, if we are unable to restore permanent power to our Fremont facility within a reasonable time, it could further delay the completion of our move to the Fremont facility, may result in a loss in productivity, including delays to research and development programs, and could render it difficult or impossible for us to sell or perform certain of our services for some period of time. Additionally, if the backup generators were to fail, it could result in damage to biological samples stored within the Fremont facility, which may include certain customer samples. See “—If our facilities become damaged or inoperable, or we are required to vacate the facilities, our ability to sell and provide our services and pursue our research and development efforts may be jeopardized.”

We may not be able to manage our future growth effectively, which could make it difficult to execute our business strategy.

Our expected future growth could create a strain on our organizational, administrative, and operational infrastructure, including facilities (such as our new facility in Fremont, California), laboratory operations, quality control, customer service, marketing and sales, and management. We may not be able to maintain the quality of or expected turnaround times for our tests, or satisfy customer demand as our test volume grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and management controls, as well as our reporting systems and procedures. As a result of our growth, our operating costs may escalate even faster than planned, and some of our internal systems may need to be enhanced or replaced. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

Any current or future collaborations, including any strategic alliances or any collaborations to develop companion diagnostic tests, that we have entered (for example, our collaborations with BC Cancer, Duke University, UCSF, and Criterium (d/b/a Academic Breast Cancer Consortium)) or may enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which include that:

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

Our operations and employees face risks related to health crises that could adversely affect our operations, our financial condition, and the business or operations of our customers or other third parties with whom we conduct business.

Our business could be adversely impacted by the effects of a health crisis that could cause significant disruption in the operations of our customers and third-party suppliers upon whom we rely. Our laboratory facilities, executive team, and most of our employees are located in the San Francisco Bay Area. In the event of a health crisis that becomes widespread in or around the San Francisco Bay Area, we may proactively, or be ordered by government officials to, take precautionary measures such as suspending our lab operations, implementing alternative work arrangements for our employees, and limiting our employees’ travel activities.

Our operations were previously impacted by the COVID-19 pandemic. For example, the previous shelter-in-place order and health orders negatively impacted productivity, disrupted our business, and slowed research and development activities due to us limiting access to our laboratory space that would otherwise be used by our research and development group, and, to the extent such orders return in similar or more stringent form, they may cause similar effects on our operations. COVID-19 disrupted, and may disrupt in the future, the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Additionally, we use certain consumables in our operations, and we have faced, and may face in the future, difficulties in acquiring such consumables if our suppliers prioritize orders related to COVID-19 or another health epidemic or pandemic or if other supply chain issues arise as a result of such a public health crisis. Several of our customers were delayed in sending us samples due to the inability to collect or ship samples during the COVID-19 pandemic, and these and additional customers may be disrupted from collecting samples or sending purchase orders or samples to us in the future in the event of a resurgence of COVID-19 or the emergence of another health epidemic or pandemic.

Moreover, the ultimate impact of a health epidemic or pandemic on our business, operations, or the global economy as a whole is highly uncertain, but a continued and prolonged public health crisis could have a material negative impact on our business, financial condition, and operating results.

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

Regulatory, Legal and Cybersecurity Risks

Our tests may be subject to regulatory action if regulatory agencies determine that our tests do not appropriately comply with statutory and regulatory requirements enforced by the FDA, or equivalent foreign regulatory authorities and/or CLIA requirements for quality laboratory testing or equivalent foreign requirements.

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

Although the FDA has statutory authority to assure that medical devices are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to LDTs, which are a subset of in vitro diagnostic devices that are intended for clinical use and designed, manufactured, and used entirely within a single laboratory. We currently market our tests as LDTs and, therefore, we believe that they are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDC Act provisions. Despite the FDA’s historic enforcement discretion policy with respect to LDTs, in November 2017, the FDA finalized a classification order setting out the regulatory requirements that apply to certain genetic health risk tests and revised a separate classification order exempting certain carrier screening tests from FDA premarket clearance and approval requirements when certain regulatory requirements are met. None of our tests comply with these classification orders because we market our tests as LDTs that are subject to the FDA’s policy of enforcement discretion. However, the FDA may find that our tests do not fall within the definition of an LDT, and may determine that our tests are subject to the FDA’s enforcement of its medical device regulations, including the recent classification orders, and the applicable FDC Act provisions. While we believe that we are currently in material compliance with applicable laws and regulations, we cannot assure you that the FDA or other regulatory agencies would agree with our determination, and a determination that we have violated these laws, or a public announcement that we are being investigated for possible violations of these laws, could adversely affect our business, prospects, results of operations or financial condition. If the FDA determines that our tests are subject to enforcement as medical devices, we could be subject to enforcement action, including administrative and judicial sanctions, and additional regulatory controls and submissions for our tests, all of which could be burdensome. We and/or our collaborators may also voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices. For example, under our collaboration with MapKure, we expect to develop new, advanced biomarkers selected by MapKure for regulatory submission and approval as a companion diagnostic, in which case we would also be subject to potentially burdensome additional regulatory controls and submissions for one or more of our tests. See “—Failure to comply with federal, state, and foreign laboratory licensing requirements and the applicable requirements of the FDA or any other regulatory authority, could cause us to lose the ability to perform our tests, experience disruptions to our business or become subject to administrative or judicial sanctions.”

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

Legislative proposals addressing oversight of genetic testing and LDTs have been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time to time in the future. For example, the proposed “Verifying Accurate, Leading-edge IVCT Development” Act (the “VALID Act”) would clarify and enhance FDA’s authority to regulate LDTs, including pre-market review of non-exempted tests. We cannot predict whether the VALID Act will become legislation and cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, whether through finalization of guidance issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law or guidance could be issued by the FDA that may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests. This legislative and regulatory uncertainty exposes us to the possibility of enforcement action or additional regulatory controls and submissions for our tests, both of which could be burdensome. In addition, we cannot be certain that the FDA will not enact rules or guidance documents that could impact our ability to purchase certain materials necessary for the performance of our tests, such as products labeled for research use only. Should any of the reagents obtained by us from suppliers and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting, or prohibiting the purchase of reagents necessary to perform testing.

In the EEA, IVDs are governed by the IVDR and must comply with the requirements of the IVDR in order to be placed on the market or put into service in the EEA. The IVDR does not specifically address the regulation of products falling within the description "laboratory-developed tests". Moreover, while the Regulation includes only limited exemptions for devices that are manufactured and used only within health institutions established in the EEA, diagnostic and therapeutic services undertaken outside of the EEA (for example at our facilities in the U.S.) would not fall within the scope of such exemptions. We do not currently offer tests or services to customers established in the EEA which would fall within the scope of the IVDR. If, in the future, we offer tests or services to customers within the EEA (whether directly or via intermediaries) that fall within the scope of the IVDR, it is unlikely that we will benefit from IVDR exemptions foreseen for health institutions established in the EEA. This means that we will have to comply with the IVDR in full.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance, and inspections. We have a current CLIA certificate to conduct our tests at our laboratory in Menlo Park, California. To renew this certificate, we are subject to survey and inspection every two years. Because we are a CAP-accredited laboratory, the CMS does not perform this survey and inspection and relies on our CAP survey and inspection. We also may be subject to additional unannounced inspections. To operate our laboratory in the new Fremont facility, we will need to transfer our existing certification.

We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory in Menlo Park, including the training and skills required of personnel and quality control. Several other states in which we operate also require that we hold licenses to test specimens from patients in those states, under certain circumstances. For example, our clinical reference laboratory is required to be licensed on a test-specific basis by New York as an out-of-state laboratory, and our LDTs must be approved by the New York State Department of Health (the “NYDOH”) on a test-by-test basis before they are offered in New York. We are subject to periodic inspection by the NYDOH and are required to demonstrate ongoing compliance with NYDOH regulations and standards. To the extent NYDOH identified any non-compliance and we are unable to implement satisfactory corrective actions to remedy such non-compliance, the State of New York could withdraw approval for our tests. Additionally, states such as Maryland, Pennsylvania, and Rhode Island also require us to maintain out-of-state licenses. Other states may have similar requirements or may adopt similar requirements in the future. Although we have obtained licenses from states where we believe we are required to be licensed, we may become aware of other states that require out-of-state laboratories to obtain licensure in order to accept specimens from the state, and it is possible that other states currently have such requirements or will have such requirements in the future. We will need to transfer our existing state licenses to continue our current laboratory operation in the new Fremont facility. We may also be subject to regulation in foreign jurisdictions as we seek to expand international utilization of our tests or such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of human blood necessary for us to perform our tests that may limit our ability to make our tests available outside of the U.S. Complying with licensure requirements in new jurisdictions may be expensive and/or time-consuming, may subject us to significant and unanticipated delays, or may be in conflict with other applicable requirements.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we collect, process, receive, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and store (collectively, “process”) proprietary, confidential, and sensitive information, including protected health information (“PHI”), personal information, credit card and other financial information, intellectual property, trade secrets, medical information, biometric information and genomic information (collectively, “sensitive information”) owned or controlled by ourselves or our customers, payors, and other parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to increase, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including the war in Ukraine, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our platform, products, and services.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, natural disasters, terrorism, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Most of our employees are working remotely at least part of the time and such remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, on-site systems and cloud-based data centers, systems handling human resources, financial reporting and controls, customer relationship management, regulatory compliance, and other infrastructure operations. We also communicate sensitive data, including patient data, electronically, and through relationships with multiple third-party vendors and their subcontractors. These applications and data encompass a wide variety of sensitive information, including research and development information, patient data, commercial information, and business and financial information. Our ability to monitor these third parties’ security practices is limited, and these third parties may not have adequate security measures in place. If any of our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if any of our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services.

Despite the measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from conducting tests, preparing and providing reports to our customers, billing customers, collecting revenue, handling inquiries from our customers, conducting research and development activities, and managing the administrative aspects of our business. For example, in 2018, we experienced downtime in our information technology systems in connection with the adoption of certain new information technology, and our results of operations in the first and second quarters of 2018 were adversely affected as a result. Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform, products, and services.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain certain measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, if the information technology systems of the third parties upon which we rely become subject to security incidents, we may have insufficient recourse against such third parties, and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

Unauthorized access, loss, or dissemination could also damage our reputation or disrupt our operations, including our ability to conduct our analyses, deliver test results, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process, and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. For example, like many companies, we use Log4j with respect to certain software or systems to log security and performance information. In early 2022, we discovered a Log4j vulnerability in our environment although to date we have found no indication that our or our partners’ data was exposed. Upon learning of this vulnerability, we applied a patch and made updates to our systems and infrastructure intended to reduce risks associated with the vulnerability.

Applicable data privacy and security obligations, including applicable federal and/or state breach notification laws and foreign equivalents, may require us to notify relevant stakeholders and other individuals of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our platform, products, and services, deter new customers from using our platform, products, and services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our data privacy and security practices. Additionally, we cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we process sensitive information, including data we collect from our customers about trial participants in connection with clinical trials. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy, and security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Penalties for failure to comply with HIPAA and HITECH include significant civil monetary penalties and criminal penalties in certain circumstances with fines up to $250,000 per violation and/or imprisonment. Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective and applicable to us, we may have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. Similarly, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase our compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the California Privacy Rights Act of 2020 expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado, Connecticut and Utah have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely and our customers. Additionally, several states and localities have enacted statutes banning or restricting the collection of biometric information.

Outside the U.S., an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the General Data Protection Regulation 2016/679 (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal information. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), applies to our operations. We also receive personal information from customers in Asia and may be subject to new and emerging data privacy and security regimes in Asia, including Japan’s Act on the Protection of Personal Information.

In the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the EEA and the U.K. have significantly restricted the transfer of personal information to the U.S. and other countries whose data privacy and security laws they believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and U.K. to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the U.S. If there is no lawful manner for us to transfer personal information from the EEA, the U.K. or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and U.K. to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. EEA countries may also introduce national legislation further limiting the processing of personal genetic, biometric, or health data, which could limit our ability to collect, use and share data originating from the EEA, or could cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition.

In addition to data privacy and security laws, because we process some credit card payments through a third-party payment processing partner, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. For example, we may also be subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We also rely on vendors to process payment card data, who may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our platform, products and/or services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal information, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, because we process PHI, personal information and sensitive information, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model, including causing us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We typically rely on our customers to obtain valid and appropriate consents from data subjects whose genetic samples and data we process on such customers’ behalf particularly with respect to our RUO and clinical trial services, and we also typically rely on each provider ordering our LDTs or diagnostic services to obtain valid and appropriate consent from each of his or her patients whose genetic samples and data we process on such patient's behalf. Given that we do not typically obtain direct consent from such data subjects or patients, and we do not audit our customers or the ordering providers to ensure that they have obtained the necessary consents required by law, the failure of our customers or the order providers to obtain consents that are valid under applicable law could result in our own non-compliance with data privacy and security laws. For example, our NeXT Personal RUO test leverages WGS, and the scope of existing consents from our customers' clinical trial subjects may be insufficient to cover use of NeXT Personal on their samples, which may either limit uptake of NeXT Personal or expose our customers and ourselves to risk of exceeding the scope of prior consent for specimen testing. If we fail, or are perceived to have failed, to address or comply with U.S. and foreign privacy, data protection, and data security laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data privacy and security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, and results of operations.

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, clinical trials); interruptions or stoppages of data collection needed to train our algorithms; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our platform, products, and services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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
•
the 14-Day Rule, also known as the Medicare Date of Service Rule, which prohibits a laboratory supplier from billing the Medicare program for tests performed on samples collected during or within 14 days of an inpatient hospital stay, unless an exception applies, and requires the laboratory supplier to bill the hospital in those cases. Penalties may apply to the laboratory supplier if Medicare determines that the Medicare program was inappropriately billed for testing that should have been billed to the hospital where the sample was collected;
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

The growth of our business, including services we provide under our agreement with Natera, and our expansion outside of the U.S. may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and reputational harm and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including significant administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal healthcare programs, refunding of payments received by us, integrity oversight and reporting obligations, and curtailment or cessation of our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the former Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, former President Trump signed several Executive Orders and other directives to delay the implementation of certain requirements of the ACA. Concurrently, Congress considered legislation that would repeal, or repeal and replace, all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s “individual mandate” to carry health insurance and eliminating the implementation of certain ACA-mandated fees. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA 2022”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA 2022 also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. Efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA create considerable uncertainties for all businesses involved in healthcare, including our own. It is unclear how such future efforts to repeal and replace the ACA will impact the ACA and our business. Additional legislation may be enacted that further amends, or repeals, the ACA, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our and our customers’ business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain until 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicate payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”) repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates, and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the APMs, and the Merit-based Incentive Payment System. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will continue to impact physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payer payment rates and volumes for their tests. CMS will use this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare reimbursement rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. Reporting of payment data under PAMA for clinical diagnostic laboratory tests has been delayed on numerous occasions. Based on current law, between January 1, 2023 and March 31, 2023, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2024 to 2026 Clinical Laboratory Fee Schedule rates. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is still too early to predict the full impact on reimbursement for our current tests or those in development.

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

On December 22, 2017, former President Trump signed into law comprehensive tax legislation (the “Tax Cuts and Jobs Act”) that significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, on March 27, 2020, the CARES Act was enacted, which includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the Tax Cuts and Jobs Act. On December 27, 2020, the Consolidated Appropriations Act, a coronavirus relief package that extended and expanded various tax provisions, was signed into law. The IRA 2022 includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, IRA 2022, or any newly enacted federal tax legislation.

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

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the U.K. and the EU, the U.K. was subject to a transition period until December 31, 2020 (the “Transition Period”), during which EU rules continued to apply. The U.K. and the EU have signed the EU-U.K. Trade and Cooperation Agreement ("TCA"), which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the U.K. and EU's relationship will operate in the future. However, there are still many uncertainties. On May 26, 2022, the IVDR entered into application in the EU. However, the IVDR is not applicable in the U.K. In the U.K., IVDs are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which retains a regulatory framework similar to the framework set out by the IVDD. As a result, there will be some regulatory divergence in the U.K. from the EU in light of the fact that the CE marking process is set out in EU law, which no longer applies in the U.K. The U.K. has devised a new route to market culminating in a U.K. Conformity Assessed ("UKCA") mark to replace the CE Mark for placing IVDs on the market in Great Britain (“G.B.”). Northern Ireland will, however, continue to be covered by the regulations governing CE Marks (a CE Mark or a CE Mark and UKNI Mark will be required to place products on the Northern Ireland market). It is anticipated that CE Marks will, at least in the short term, continue to be recognized in G.B. for medical devices until June 30, 2024, however, all medical devices and IVDs must be registered with the MHRA, in order to be placed on the G.B. market. The EU legal framework, including the IVDR, remains applicable in Northern Ireland (any products placed on the market in the NI must be compliant with EU law). From July 1, 2024, in principle, a UKCA mark will be required in order to place a device on the G.B. market. The nature of any new regulation in the U.K. is uncertain, and as such, we may experience delays in obtaining future access to the U.K. and other European markets. The U.K.’s departure from the EU has also impacted customs regulations and impacted timing and ease of shipments into the EU from the U.K.

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

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, others may infringe our patents or the patents of our licensing partners. For example, in August 2022, we filed an amended complaint in the U.S. District Court for the District of Colorado against Foresight for patent infringement and in October 2022 Foresight filed its answer and counterclaims (see the section titled “Contingencies” in Note 9 to our consolidated financial statements). Further, Foresight has filed four inter partes review petitions with the USPTO in an effort to invalidate the patents that we are asserting against Foresight in our patent infringement action. The USPTO has yet to issue a decision regarding whether it will institute the inter partes reviews. In addition, our patents or the patents of our licensors may become involved in inventorship, priority, or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Further in such proceedings, the defendant could counterclaim that our asserted patent covering our services or product is invalid or unenforceable, and the court may agree that our asserted patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our services or product or the services or products of our competitors. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. An adverse result in any litigation or other proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Such a loss of patent protection could have a material adverse impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

We may seek to raise additional capital through equity offerings, debt financings, collaborations, or licensing arrangements to continue executing on our long-term business plan. Additional funding may not be available to us on acceptable terms, or at all.

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

If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or sales and marketing initiatives. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruption to and volatility in the credit and financial markets in the U.S. and worldwide resulting from macroeconomic conditions, actual or perceived changes in interest rates and inflation, geopolitical conflicts (including the Russia-initiated military action against Ukraine). In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to us. While we believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months, rising costs and interest rates due to inflation or other economic conditions may cause our capital expenditures and operating expenses to increase more than expected, and we cannot assure you that we will generate sufficient revenue from commercial sales to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional funding on acceptable terms, or at all, or if we consume our existing capital more quickly than expected, it could negatively impact our ability to retain and attract employees and our competitive position, business, financial condition, results of operations, and prospects will be adversely affected.

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
•
health epidemics or pandemics, geopolitical conflicts, inflation, global supply chain issues, regional or national economic slowdowns, recessions, depressions or other economic downturns; and
•
other general economic, industry, and market conditions, including factors unrelated to our operating performance or the operating performance of our competitors.

In addition, the stock market in general, and the market for life sciences companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, including in connection with the COVID-19 pandemic, global supply chain challenges, inflation and fears of economic recession, which have resulted in depressed stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of December 31, 2022, we had 46,707,084 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of December 31, 2022 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, certain holders of shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

As of December 31, 2022, we had federal and state net operating loss carryforwards of approximately $249.1 million and approximately $229.7 million, respectively. Certain of our federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2031. These net operating loss carryforwards could expire unused and be unavailable to offset future taxable income. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, federal net operating losses incurred in tax years beginning in 2018 and thereafter may be carried forward indefinitely, but the deductibility of such federal net operating losses for tax years beginning after 2020 is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, as modified by the CARES Act. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (including certain tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it could harm our future operating results by effectively increasing our future tax obligations.

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

We are a “smaller reporting company” as defined in the Exchange Act. We intend to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including scaled disclosure on executive compensation.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or any testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are a non-accelerated filer. For so long as we remain a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Fremont, California, and comprise 100,000 square feet of space, pursuant to a lease that expires in 2036. The lease includes two options to extend the term for a period of five-years per option, at prevailing market rates. This facility is used for corporate functions and research and development. We intend to move our laboratory operations from Menlo Park, California to the Fremont, California facility in 2023.

We also lease 31,280 square feet of space in Menlo Park, California, pursuant to a lease that expires in 2027. The lease includes an option to extend the term for a period of three years, at prevailing market rates. This facility was previously used as our corporate headquarters. Our CLIA-certified and CAP-accredited laboratory is currently located in the facility.

We believe that our facilities are sufficient to meet our current and foreseeable future needs. We also believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

Item 3. Legal Proceedings.

See the disclosure under the heading "Contingencies" in Note 9 to our consolidated financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on The Nasdaq Global Market under the symbol “PSNL” since June 20, 2019. Prior to our initial public offering, there was no public market for our common stock.

Holders

As of February 14, 2023, there were approximately 65 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part I, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and elsewhere in this Annual Report on Form 10-K.

Overview

We strive to develop some of the most comprehensive and actionable cancer genomic tests in the world to help patients live better and longer lives. We believe we have one of the most discerning technologies to both characterize and monitor cancer – with the aim of driving a new paradigm for cancer management and guiding care from biopsy through the life of the patient. Our assays combine tumor-and-normal profiling with proprietary algorithms to deliver advanced insights even as cancer evolves over time. Our products are designed to detect recurrence at the earliest timepoints, enable selection of targeted therapies based on ultra-comprehensive genomic profiling, and enhance biomarker strategy for drug development.

Today, our platforms are routinely used by many of the largest oncology-focused pharmaceutical companies for analysis of patient samples in their clinical trials and drug development programs. Our advanced genomic sequencing and analytics also support the development of personalized cancer vaccines and other next-generation cancer immunotherapies. For example, we are providing genomic testing to Moderna in its ongoing clinical trials evaluating a personalized cancer vaccine. In addition, we partner with diagnostics companies by providing our advanced tumor profiling and analysis capabilities as an input to their products. More recently, we launched new diagnostic offerings for the clinical setting and are preparing for future expansion in the clinical diagnostics market. Finally, we have also pursued non-cancer related business opportunities, specifically within the population sequencing market, by providing whole genome sequencing ("WGS") services under contract with the U.S. Department of Veterans Affairs Million Veteran Program ("VA MVP").

As part of one of our new strategies for 2023 and beyond, we are working with a growing number of leading cancer centers and world-class academic research institutions to build and publish the clinical evidence-base to support our products and our key indications. Specifically, because of the high sensitivity of our technology, we aim to focus on three indications in the next 2-3 years: immunotherapy (IO) monitoring, breast cancer, and lung cancer. We have announced collaborations with BC Cancer, Duke University, UCSF, Criterium, and Academic Breast Cancer Consortium that will focus on building the evidence-base for our technology and these indications. If the key opinion leaders ("KOLs") we are collaborating with have a positive experience using our platform, we are optimistic this will support broader use of our platform by other KOLS, as well as clinicians in the future.

Our work in oncology is underpinned by our experience and capacity for next-generation sequencing at scale. We have the capacity to sequence and analyze approximately 200 trillion bases of DNA per week in our facility. We believe that our capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases. To date, we have sequenced more than 300,000 human samples, of which more than 160,000 were whole human genomes.

In October 2022, we relocated our corporate headquarters from Menlo Park, California to a new facility in Fremont, California. We signed a 13.5-year lease that extends to 2036 for the 100,000 square foot facility, which is approximately triple the amount of space than our Menlo Park location. The new facility allows for expansion of our laboratory for testing to support pharmaceutical customers and clinical diagnostic testing. In addition, the new space is intended to support the expansion of research and development efforts to bring leading edge products and services to the marketplace. Our Menlo Park office currently continues to house our Clinical Laboratory Improvement Amendments of 1988 (“CLIA”)-certified and College of American Pathologists (“CAP”)-accredited laboratory and we expect to move our laboratory operations from Menlo Park to the new facility in 2023.

2022 Highlights

Total revenue decreased 24%, or $20.4 million, during 2022 compared to 2021, due primarily to expected lower population sequencing revenue from the VA MVP. Revenue from pharma tests, enterprise, and other customers was $56.6 million in 2022 compared to $39.8 million in 2021, an increase of 42%, driven by higher sales to Natera under our partnership to provide advanced tumor analysis for use in Natera's MRD testing offerings. Revenue from population sequencing was $8.4 million in 2022 compared to $45.7 million in 2021, due to a reduction in the value of annual task orders received from the VA MVP in the past two years.

We announce new product offerings, business developments, and research collaborations at various times during the year. Significant announcements during 2022 included the following:

First Quarter 2022:

•
Received our first customer order for NeXT Personal from a large global pharmaceutical customer and processed samples for initial order.
•
Announced a collaboration with the Moores Cancer Center at UC San Diego Health, a National Cancer Institute-designated Comprehensive Cancer Center, to support clinical diagnostic testing in patients with advanced solid tumors and hematological malignancies.

Second Quarter 2022:

•
Received a new US patent relating to NeXT Personal, signifying its unique place among MRD assays as it combines a highly sensitive measurement of tumor burden with the ability to simultaneously track thousands of tumor variants, both tumor-informed and prespecified, in a single panel.

Third Quarter 2022:

•
Launched a research collaboration with BC Cancer using NeXT Personal to determine the optimal time for ctDNA sampling for MRD detection in colorectal and pancreatic cancers, with the aim of identifying cancer progression before current standard of care tests.
•
Announced a research collaboration with Duke University, deploying NeXT Personal to profile and accurately track MRD in patients with advanced gastroesophageal cancer over the course of therapy with the aim of better predicting a patient’s immune response to therapy.
•
Added two additional patents to our MRD-related IP portfolio, both with priority to January 2013; the new patents describe the detection of cancer and its recurrence by using WGS of a patient’s tumor to identify variants for a subsequently used personalized liquid biopsy assay as well as the design of the liquid biopsy assay.
•
Appointed Christopher Hall as SVP (subsequently promoted to President) who will lead the company’s diagnostic business, bringing 20 years of experience including leading the commercial organization at Veracyte and growing its business to nearly $100M in diagnostic revenue.
•
Launched marketing and sales outreach to oncologists to begin generating demand for NeXT Dx, the company’s tissue-based clinical test that covers the whole exome and transcriptome and assesses genomic alterations in matched tumor and normal specimens to report variants and help oncologists with decision-making for therapy selection.
•
Won an exclusive five-year contract and received the initial order from the VA MVP.

Fourth Quarter 2022:

•
Initiated a research collaboration with University Medical Center Hamburg-Eppendorf ("UKE") and its new Fleur-Hiege Center for Skin Cancer Research, where Dr. Klaus Pantel, Dr. Christoffer Gebhardt, and team are using NeXT Personal to track tumor response to immunotherapy ("IO") in patients with melanoma, with the aim of gathering evidence to advance the use of ultra-sensitive MRD detection in routine clinical practice for IO therapy monitoring.

Recent Events

In January 2023, we announced a headcount reduction of up to 30% to reduce expenses and extend our cash runway. The reduction in workforce is expected to be completed in March 2023.

In January 2023, partnered with Criterium and the Academic Breast Cancer Consortium (ABRCC) to conduct a prospective clinical trial to validate the clinical performance of the NeXT Personal assay to evaluate minimal residual disease (MRD) and subsequent recurrence in patients with early-stage, resectable triple negative breast cancer (TNBC).

In February 2023, we announced a partnership with Moderna to provide genomic testing for its upcoming clinical studies evaluating mRNA-4157/V940, an investigational personalized cancer vaccine, jointly developed by Moderna and Merck.

In February 2023, we made a decision to streamline our international operations by closing our operations in China as expeditiously as possible in 2023. We expect to incur one-time charges in connection with the closure, including noncash impairments of property and equipment and a lease asset. Such charges cannot be estimated at this time, but we do not expect such charges to exceed $1.5 million.

Factors Affecting Our Performance

We believe there are several important factors that have impacted, and that we expect will continue to impact, our operating performance and results of operations, including:

•
The continued development of the market for genomic-based tests. Our performance depends on the willingness of pharmaceutical companies, enterprise customers, and oncologists to continue to seek more comprehensive molecular information to develop more efficacious cancer therapies.

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
•
Investment in product innovation to support growth. Investment in research and development, including the development of new products and capabilities is critical to establish and maintain our leading position. We have invested significantly in our NeXT Platform, introducing new products and additional capabilities. We are also collaborating with key opinion leaders from cancer centers, such as Mayo Clinic and UC San Diego Moores Cancer Center, to support the clinical utility of our platform. We believe this work is critical to gaining customer adoption and expect our investments in these efforts to increase.
•
Leverage our operational infrastructure. We have invested significantly in our sample processing capabilities and commercial infrastructure. With our current operating model and infrastructure, we can increase our production and commercialize new generations of our platform. We expect to grow our revenue and spread our costs over a larger volume of services.

Components of Operating Results

Revenue

We derive our revenue primarily from sales of advanced sequencing and analytics to the following four groups of customers:

•
Pharma tests and services includes sales of testing services and data analytics for clinical trials and research to pharmaceutical companies in support of their drug development programs.
•
Enterprise sales includes sales of tumor profiling and diagnostic tests directly to other businesses as an input to their products. Revenue from our partnership with Natera to provide advanced tumor analysis for use in Natera's MRD testing offerings currently makes up substantially all of the revenue in this category.
•
Population sequencing includes sales of genomic sequencing services and data analytics to support large-scale genetic research programs. Revenue from our partnership with the VA MVP to provide population sequencing accounts for all of the revenue in this category.
•
Other includes sales of genomic tests and analytics to universities and non-profits. This category also includes sales of diagnostics tests ordered by healthcare providers for cancer patients, which was insignificant in 2022.

Our ability to increase revenue will depend on our ability to further increase sales to these groups of customers and expand our customer base within each group. To do this, we are developing a growing set of state-of-the-art services and products, advancing our operational infrastructure, building our regulatory credentials, focusing our marketing efforts on large pharmaceutical companies, and seeking additional partnerships such as ours with Natera. We sell through a small direct sales force. We also anticipate increasing our revenue in the future through entrance into the clinical diagnostics market and have begun building our regulatory, clinical, and reimbursement capabilities, including hiring a national clinical sales force.

We have one reportable segment from the sale of sequencing and data analysis services. Most of our revenue to date has been derived from sales in the United States.

Costs and Expenses

Cost of Revenue

Cost of revenue consists of raw materials costs, personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits), laboratory supplies and consumables, depreciation and maintenance on equipment, and allocated facilities and information technology (“IT”) costs. We expect cost of revenue to increase as our revenue grows. We expect variability in our gross margins over the medium term due to fluctuating population sequencing revenue, investments in new capabilities such as automation of laboratory workflows, processing of diagnostic tests for the clinical market while we work to secure reimbursement, and costs related to our new Fremont facility. Over the long-term, we anticipate higher gross margins as growing revenue leads to economies of scale.

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

We expense our research and development costs in the period in which they are incurred. We expect to increase our research and development expenses overall as we expand collaborations for clinical validation to secure reimbursement and develop our NeXT Personal test as an LDT for the clinical market, partially offset by cost reductions from our first quarter 2023 reduction in workforce and anticipated savings from our planned discontinuation of operations in China.

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

We expect our selling, general and administrative expenses to decrease significantly in the medium term as a result of the 2023 reduction in workforce, partially offset by investments in our diagnostic sales outreach efforts.

Interest Income and Interest Expense

Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. Our interest income increased significantly during 2022 as a result of the higher interest rate environment after the Federal Reserve began taking measures to curb inflation in 2022.

Interest expense in 2022 and 2021 is the recognition of imputed interest on noninterest bearing loans.

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

	Year Ended December 31,
	2022	2021	2020	2019	2018
Consolidated Statements of Operations:	(in thousands, except share and per share data)
Revenue	$65,047	$85,494	$78,648	$65,207	$37,774
Costs and expenses
Cost of revenue	51,697	53,837	58,534	43,127	25,969
Research and development	64,912	49,312	28,568	22,418	14,304
Selling, general and administrative	63,969	47,698	33,692	22,080	11,271
Total costs and expenses	180,578	150,847	120,794	87,625	51,544
Loss from operations	(115,531)	(65,353)	(42,146)	(22,418)	(13,770)
Interest income	2,396	367	949	1,620	293
Interest expense	(201)	(184)	(2)	(1,133)	(1,894)
Loss on debt extinguishment	—	—	—	(1,704)	(4,658)
Other income (expense), net	61	(42)	(24)	(1,440)	150
Loss before income taxes	(113,275)	(65,212)	(41,223)	(25,075)	(19,879)
Provision for income taxes	40	14	57	9	7
Net loss	$(113,315)	$(65,226)	$(41,280)	$(25,084)	$(19,886)
Net loss per share, basic and diluted	$(2.48)	$(1.49)	$(1.20)	$(1.39)	$(6.49)
Weighted-average shares outstanding, basic and diluted	45,704,805	43,886,730	34,374,903	18,011,470	3,063,157

	December 31,
	2022	2021	2020	2019	2018
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents, and short-term investments	$167,658	$287,064	$203,290	$128,289	$19,744
Working capital	166,568	286,918	180,083	89,616	(28,291)
Total assets	292,700	396,528	244,842	157,291	41,670
Total debt	2,596	3,494	—	—	4,996
Long-term obligations	41,430	54,914	9,261	639	804
Total liabilities	74,561	86,227	49,897	50,601	58,654
Redeemable convertible preferred stock	—	—	—	—	89,404
Total stockholders' equity (deficit)	218,139	310,301	194,945	106,690	(106,388)
Results of Operations

This section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated by reference herein.

Revenue

The following table shows revenue by customer type (in thousands):

	Years Ended December 31,			Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Pharma tests and services	$29,552	$30,282	$21,396	(2%)	42%
Enterprise sales	26,641	8,774	479	204%	1,732%
Population sequencing	8,443	45,671	56,154	(82%)	(19%)
Other	411	767	619	(46%)	24%
Total revenue	$65,047	$85,494	$78,648	(24%)	9%

The following table shows customers that made up at least 10% of total revenue in each year presented:

	Year Ended December 31,
	2022	2021	2020
Natera, Inc.	41%	10%	*
VA MVP	13%	53%	71%
Merck & Co., Inc.	11%	*	*
* Less than 10% of revenue

Pharma tests and services

Revenue from pharma tests and services decreased 2%, or $0.7 million, in 2022. This was the result of decreases in certain customer projects, notably declines in ImmunoID NeXT samples processed for research and clinical trial projects for two large pharmaceutical customers; partially offset by increased revenue from other customer projects, notably fulfillment of an ImmunoID NeXT project with a different large pharmaceutical customer, a NeXT Liquid Biopsy project with another large pharmaceutical customer, and an ACE cancer sequencing project for a new customer.

Enterprise sales

Revenue from enterprise sales increased 204%, or $17.9 million, in 2022 primarily due to an increase in the volume of samples we tested for Natera for use in Natera's MRD testing offerings, partially offset by lower selling prices as a result of volume-based tiered pricing. The number of samples processed increased over 300% in 2022 as compared to 2021.

Population sequencing

Population sequencing revenue is made up entirely of sales to the VA MVP. The decrease of 82%, or $37.2 million, in revenue from the VA MVP in 2022 was due to a reduction in the value of annual task orders received from the VA MVP in the past two years. Specifically, we received task orders with values exceeding $36.0 million each year from 2017 to 2019. In 2020, the annual task order received from the VA MVP was $30.9 million, and in 2021 the annual task order received from the VA MVP was $9.7 million. The 2021 task order was the last task order received under our prior contract with the VA MVP, which is now expired. Our conversion of orders into revenue necessarily declined beginning in the fourth quarter of 2021 through the second quarter of 2022, which is when we completed the fulfillment of all outstanding task orders under the prior contract.

In September 2022, we entered into a new contract with the VA MVP to continue providing them WGS services. The performance period under the new contract includes a base period of one year, with four one-year renewal option periods that may be exercised upon discretion of the VA MVP. We concurrently received an initial task order with a value of up to $10.0 million, of which we fulfilled $0.9 million during the fourth quarter of 2022. We expect to recognize the remaining $9.1 million unfulfilled portion of the order in 2023.

Other

Other revenue decreased 46%, or $0.4 million, in 2022 due to lower revenue from university research projects.

Costs and Expenses

	Year Ended December 31,			Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	(in thousands)
Cost of revenue	$51,697	$53,837	$58,534	(4%)	(8%)
Research and development	64,912	49,312	28,568	32%	73%
Selling, general and administrative	63,969	47,698	33,692	34%	42%
Total costs and expenses	$180,578	$150,847	$120,794	20%	25%

Cost of revenue

The decrease in cost of revenue of 4%, or $2.1 million, in 2022 was primarily due to lower revenue levels but also improved contribution margins due to customer mix (non-population sequencing sales generally have higher contribution margins), partially offset by higher fixed laboratory costs and indirect supplies costs (enterprise and pharma customer orders require more supplies to process as compared to population sequencing orders).

Specific components of the decrease were a $12.2 million decrease in raw materials costs due to lower revenue levels plus higher contribution margins, partially offset by a $4.4 million increase in facilities costs and maintenance on lab equipment, a $3.5 million increase in labor costs due to increased headcount, and a $2.2 million increase in laboratory supplies and consumables.

Research and development

The increase in research and development expenses of 32%, or $15.6 million, in 2022 was primarily due to new product and service development, increased hiring to build our clinical offerings, and the cost of testing samples for clinical validation work.

Specific components of the increase were a $7.5 million increase in personnel-related costs primarily related to increased headcount, a $4.1 million increase in sample processing costs incurred in our laboratory for new product development, a $3.0 million increase in IT and fixed facilities costs, and a $1.0 million increase in depreciation and maintenance on research and development equipment.

Selling, general and administrative

The increase in selling, general and administrative expenses of 34%, or $16.3 million, in 2022 was primarily due to expansion of our commercial and clinical diagnostics teams in addition to one-time charges in connection with our former chief executive officer's retirement at the end of 2022.

Specific components of the increase were a $9.6 million increase in personnel-related costs (primarily related to increased headcount but also a $2.0 million one-time charge for severance and equity modifications in connection with our former chief executive officer's retirement at the end of 2022), a $2.6 million increase in professional services (including audit fees and legal expenses), a $2.5 million increase in sales-related and travel expenses, and a $1.6 million increase in facilities costs driven by our new Fremont facility.

Interest Income, Interest Expense and Other Expense, Net

	Year Ended December 31,			Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	(in thousands)
Interest income	$2,396	$367	$949	553%	(61%)
Interest expense	(201)	(184)	(2)	9%	NM
Other income (expense), net	61	(42)	(24)	NM	75%
Total	$2,256	$141	$923

Interest income and interest expense

The increase in interest income in 2022 was due to increased yields on our investments. Interest expense in 2022 and 2021 is the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

Other income (expense), net consisted mainly of foreign currency remeasurements.

Liquidity and Capital Resources

The following tables present selected financial information and cash flow information (in thousands):

	December 31,
	2022	2021	2020
Cash and cash equivalents, and short-term investments	$167,658	$287,064	$203,290
Property and equipment, net	61,935	19,650	11,834
Contract liabilities	1,264	3,982	21,034
Working capital	166,568	286,918	180,083

	Year Ended December 31,
	2022	2021	2020
Net cash used in operating activities	$(70,233)	$(70,828)	$(42,653)
Net cash used in investing activities	52,537	(60,069)	(65,143)
Net cash provided by financing activities	1,366	169,700	121,268

From our inception through December 31, 2022, we have funded our operations primarily from $279.0 million in net proceeds from our follow-on equity offerings in August 2020 and January 2021, $144.0 million in net proceeds from our IPO in June 2019, and $89.6 million from issuance of redeemable convertible preferred stock, as well as cash from operations and debt financings. As of December 31, 2022, we had cash and cash equivalents in the amount of $89.1 million and short-term investments in the amount of $78.5 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments, together with cash provided by operating activities, are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our services or other risks described in this Annual Report on Form 10-K, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. We filed a prospectus supplement in January 2022 pursuant to which we could offer and sell additional shares of our common stock up to an aggregate amount of $100.0 million through an at-the-market offering program. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

As of December 31, 2022, cash and cash equivalents held by foreign subsidiaries was $0.7 million. Our intent is to indefinitely reinvest funds held outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is not significant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past.

During 2022, cash used in operating activities of $70.2 million was a result of $113.3 million of net loss, partially reduced by non-cash expenses of $32.5 million (the most significant non-cash expenses were $19.4 million of stock-based compensation and $8.4 million of depreciation and amortization) and a net positive change in working capital of $10.6 million (primarily due to $13.2 million cash receipts in connection with our Fremont facility lease incentives and a $3.1 million increase in accounts payable, partially offset by a $3.0 million increase in inventory and a $2.7 million reduction in outstanding customer prepayments as we fulfilled the related revenue contracts).

During 2022, cash provided by investing activities was $52.5 million due to $102.4 million of net proceeds from short-term investments partially offset by $49.9 million in property and equipment purchases. Cash provided by financing activities of $1.4 million during the same period consisted of $2.5 million proceeds from stock option exercises and purchases under our ESPP and $1.2 million proceeds from noninterest bearing loans, partially offset by $2.3 million repayments of noninterest bearing loans.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of variable costs of revenue, operating expenditures, capital expenditures, property leases, and other. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $167.7 million as of December 31, 2022, as well as anticipated cash receipts from customers. To fund our material cash requirements in the short- and long-term, we may also seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

Variable costs of revenue. From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of raw materials, laboratory supplies and consumables to be used in the sequencing of customer samples. However, we generally do not have binding and enforceable purchase orders beyond the short term, and the timing and magnitude of purchase orders beyond such period is difficult to accurately project. We currently expect spend in this area to increase in 2023 to support expected higher levels of revenue.

Operating expenditures. Our primary use of cash relates to paying employees, spend on professional services, spend related to research and development projects, and other costs related to our research and development, selling, general and administrative functions. We currently expect to decrease our spend in these areas as a result of our first quarter 2023 workforce reduction. On a long-term basis, we manage future cash requirements relative to our long-term business plans.

Capital expenditures. Capital expenditures are expected to decrease significantly after 2022 as we have substantially completed the one-time build-out of our new headquarters and laboratory facility in Fremont, California as of the end of 2022. Going forward, our capital expenditures are expected to consist primarily of laboratory equipment and computer equipment. We currently expect capital expenditures to be between $4 million to $6 million in each of the years 2023, 2024, and 2025.

Property leases. Our noncancelable operating lease payments were $83.8 million as of December 31, 2022. The timing of these future payments, by year, can be found in Part II, Item 8 of this Annual Report on Form 10-K in the Notes to Consolidated Financial Statements in Note 7, Leases.

Other. As of December, 2022, we had three noninterest bearing loans to finance the purchase of $6.9 million of computer hardware, internal use software licenses, and related ongoing support. In connection with the loans, we made payments of $2.3 million in 2022. Remaining payments of $2.3 million and $0.4 million due in 2023 and 2024, respectively. Further discussion of these transactions can be found in Part I, Item 1 of this Annual Report on Form 10-K in the Notes to Consolidated Financial Statements in Note 6, Loans.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

A customer contract liability will arise when we receive payments from a customer related to an executed contract in advance of our provision of sequencing and data analysis services to such customer. We record a customer contract liability for performance obligations outstanding related to payments received in advance for customer deposits. We expect to satisfy these remaining performance obligations and recognize the related revenue upon providing sequencing and data analysis services.

All of our revenue and trade receivables are generated from contracts with customers.

Payment Terms

Payment terms and conditions vary by contract and customer. Our standard payment terms are typically 90 days or less from the invoice date. In instances where the timing of our revenue recognition differs from the timing of its invoicing, we have determined that our contracts do not include a significant financing component. The primary purposes of our invoicing terms are to provide customers with simplified and predictable ways of purchasing our services and provide payment protection for us.

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

•
Expected Term—The expected term assumption represents the weighted-average period that the stock-based awards are expected to be outstanding. We have elected to use the “simplified method” for estimating the expected term of the options, which is an available method if there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting tranche for awards with graded vesting. The midpoint of the vesting date and the contractual expiration date is used as the expected term under this method. For awards with multiple vesting tranches, the assumed period for each tranche is computed separately and then averaged together to determine the expected term for the award.
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

In August 2021, we entered into a 13.5-year lease for our new corporate headquarters in Fremont, California. We estimated our incremental borrowing rate as the rate implicit in the lease was not readily determinable. To determine the incremental borrowing rate, we estimated our credit rating by comparing certain financial ratios and metrics of the Company to those of other issuers with publicly-available credit ratings from Standard & Poor’s (S&P). We then adjusted yields from publicly traded corporate bonds of companies of similar size and credit rating over a term approximating the term of our lease for the nature of the collateral. Our concluded incremental borrowing rate for this lease was 5.8%, which resulted in a lease liability and right-of-use asset of $44.7 million.

In September 2022, the lease commencement date for our new facility in Fremont, California was delayed from the original intended date due to delays in the completion of the work necessary for the Company to move into the facility, which resulted in a reassessment of the lease term and consequently a remeasurement of the lease liability and corresponding adjustment to the carrying amount of the right-of-use asset based on the updated incremental borrowing rate. We estimated our incremental borrowing rate by using the same method described above and concluded that the incremental borrowing rate for the remeasured lease was 10.5%. The lease reassessment resulted in a $12.9 million reduction to right-of-use assets in 2022. The increase in our estimated borrowing rate between August 2021 and September 2022 mostly reflects the higher interest rate environment in 2022 as compared to 2021.

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

Item 8. Financial Statements and Supplementary Data.

PERSONALIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$89,128	$105,585
Short-term investments	78,530	181,479
Accounts receivable, net	16,642	18,468
Inventory and other deferred costs	8,591	5,610
Prepaid expenses and other current assets	6,808	7,089
Total current assets	199,699	318,231
Property and equipment, net	61,935	19,650
Operating lease right-of-use assets	26,480	53,822
Other long-term assets	4,586	4,825
Total assets	$292,700	$396,528
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,854	$9,221
Accrued and other current liabilities	19,013	18,110
Contract liabilities	1,264	3,982
Total current liabilities	33,131	31,313
Long-term operating lease liabilities	41,041	52,797
Other long-term liabilities	389	2,117
Total liabilities	74,561	86,227
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 46,707,084 and 44,904,512 shares issued and outstanding at December 31, 2022 and 2021, respectively	5	4
Additional paid-in capital	579,456	557,558
Accumulated other comprehensive loss	(912)	(166)
Accumulated deficit	(360,410)	(247,095)
Total stockholders’ equity	218,139	310,301
Total liabilities and stockholders’ equity	$292,700	$396,528

See notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$65,047	$85,494	$78,648
Costs and expenses
Cost of revenue	51,697	53,837	58,534
Research and development	64,912	49,312	28,568
Selling, general and administrative	63,969	47,698	33,692
Total costs and expenses	180,578	150,847	120,794
Loss from operations	(115,531)	(65,353)	(42,146)
Interest income	2,396	367	949
Interest expense	(201)	(184)	(2)
Other income (expense), net	61	(42)	(24)
Loss before income taxes	(113,275)	(65,212)	(41,223)
Provision for income taxes	40	14	57
Net loss	$(113,315)	$(65,226)	$(41,280)
Net loss per share, basic and diluted	$(2.48)	$(1.49)	$(1.20)
Weighted-average shares outstanding, basic and diluted	45,704,805	43,886,730	34,374,903

See notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(113,315)	$(65,226)	$(41,280)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(277)	49	12
Change in unrealized gain (loss) on available-for-sale debt securities	(469)	(237)	16
Comprehensive loss	$(114,061)	$(65,414)	$(41,252)

See notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2019	31,243,029	$3	$247,282	$(6)	$(140,589)	$106,690
Proceeds from follow-on offering, net of offering costs	6,578,947	1	117,064	—	—	117,065
Exercise of common stock warrants	79,772	—	—	—	—	—
Proceeds from exercise of stock options	908,691	—	2,789	—	—	2,789
Proceeds from ESPP purchases	164,164	—	1,415	—	—	1,415
Restricted stock units vested	130,945	—	—	—	—	—
Stock-based compensation	—	—	8,238	—	—	8,238
Foreign currency translation adjustment	—	—	—	12	—	12
Unrealized gain on available-for-sale debt securities	—	—	—	16	—	16
Net loss	—	—	—	—	(41,280)	(41,280)
Balance—December 31, 2020	39,105,548	4	376,788	22	(181,869)	194,945
Proceeds from follow-on offering, net of offering costs	4,542,500	—	161,916	—	—	161,916
Proceeds from exercise of stock options	862,056	—	2,096	—	—	2,096
Proceeds from ESPP purchases	128,289	—	2,380	—	—	2,380
Restricted stock units vested	266,119	—	—	—	—	—
Stock-based compensation	—	—	14,378	—	—	14,378
Foreign currency translation adjustment	—	—	—	49	—	49
Unrealized loss on available-for-sale debt securities	—	—	—	(237)	—	(237)
Net loss	—	—	—	—	(65,226)	(65,226)
Balance—December 31, 2021	44,904,512	4	557,558	(166)	(247,095)	310,301
Proceeds from exercise of stock options	488,187	1	1,010	—	—	1,011
Proceeds from ESPP purchases	416,514	—	1,455	—	—	1,455
Restricted stock units vested	897,871	—	—	—	—	—
Stock-based compensation	—	—	19,433	—	—	19,433
Foreign currency translation adjustment	—	—	—	(277)	—	(277)
Unrealized loss on available-for-sale debt securities	—	—	—	(469)	—	(469)
Net loss	—	—	—	—	(113,315)	(113,315)
Balance—December 31, 2022	46,707,084	$5	$579,456	$(912)	$(360,410)	$218,139

See notes to consolidated financial statements

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(113,315)	$(65,226)	$(41,280)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	19,433	14,378	8,238
Depreciation and amortization	8,432	6,014	5,758
Noncash operating lease cost	4,446	2,950	1,409
Amortization of premium on short-term investments	57	2,031	391
Other	103	169	60
Changes in operating assets and liabilities
Accounts receivable	1,825	(12,118)	(3,049)
Inventory and other deferred costs	(2,982)	29	(1,076)
Prepaid expenses and other assets	484	(2,658)	(2,312)
Accounts payable	3,089	(1,457)	751
Accrued and other current liabilities	(1,479)	3,365	3,529
Contract liabilities	(2,718)	(17,052)	(14,942)
Operating lease liabilities	12,811	(962)	(850)
Other long-term liabilities	(419)	(291)	720
Net cash used in operating activities	(70,233)	(70,828)	(42,653)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(121,490)	(267,128)	(161,775)
Proceeds from maturities of available-for-sale debt securities	223,923	213,083	99,878
Proceeds from sales of available-for-sale debt securities	—	5,059	—
Purchases of property and equipment	(49,896)	(11,083)	(3,246)
Net cash provided by (used in) investing activities	52,537	(60,069)	(65,143)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	—	162,258	117,500
Payments of costs related to public offerings	—	(342)	(435)
Proceeds from loans	1,194	5,167	—
Repayments of loans	(2,293)	(1,857)	—
Proceeds from exercise of equity awards	2,465	4,474	4,203
Net cash provided by financing activities	1,366	169,700	121,268
Effect of exchange rates on cash, cash equivalents and restricted cash	(127)	47	7
Net change in cash, cash equivalents and restricted cash	(16,457)	38,850	13,479
Cash, cash equivalents and restricted cash, beginning of period	107,375	68,525	55,046
Cash, cash equivalents and restricted cash, end of period	$90,918	$107,375	$68,525

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$89,128	$105,585	$68,525
Restricted cash, included in other long-term assets	1,790	1,790	—
Total cash, cash equivalents and restricted cash	$90,918	$107,375	$68,525

Supplemental cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes, net of refunds	47	39	35
Acquisition of property and equipment included in accounts payable and accrued liabilities	3,917	3,006	282

See notes to consolidated financial statements.

PERSONALIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company and Nature of Business

Personalis, Inc. (the "Company") is a provider of advanced genomic tests for cancer. The Company also provides sequencing and data analysis services to support population sequencing initiatives. The Company’s genomic tests are sold primarily to pharmaceutical companies, biopharmaceutical companies, diagnostics companies, universities, non-profits, and government entities, while services for population sequencing initiatives are sold primarily to government entities. The principal markets for the Company’s services are in the United States and Europe.

The Company was incorporated in Delaware in February 2011 and began operations in September 2011. The Company formed a wholly owned subsidiary, Personalis (UK) Ltd., in August 2013 and a wholly owned subsidiary, Shanghai Personalis Biotechnology Co., Ltd., which is referred to as “Personalis (Shanghai) Ltd” herein, in October 2020. The Company operates and manages its business as one reportable operating segment, which is the sale of sequencing and data analysis services.

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

Follow-On and At-the-Market Equity Offerings

In August 2020, the Company completed a follow-on equity offering in which it issued and sold 6,578,947 shares of its common stock at a public offering price of $19.00 per share. The Company received net proceeds of $117.5 million after deducting underwriting discounts and commissions. The Company also incurred $0.4 million of offering costs, including legal, accounting, printing and other offering-related costs.

In January 2021, the Company completed a follow-on equity offering in which it issued and sold 3,950,000 shares of its common stock at a public offering price of $38.00 per share. The Company received net proceeds of $141.1 million after deducting underwriting discounts and commissions. The underwriters of the offering exercised their option to purchase an additional 592,500 shares shortly thereafter, resulting in additional net proceeds of $21.2 million after deducting underwriting discounts and commissions. The Company also incurred $0.3 million of offering costs, including legal, accounting, printing and other offering-related costs.

In December 2021, the Company entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”) under which it may offer and sell its common stock having aggregate sales proceeds of up to $100.0 million from time to time through BTIG as its sales agent. BTIG will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay BTIG a commission of up to 3% of the gross sales proceeds of any common stock sold through BTIC under the Sales Agreement. The Company is not obligated to make any sales of common stock under the Sales Agreement. No shares of the Company’s common stock have been offered or sold under the Sales Agreement.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company maintains an allowance for doubtful accounts, which was $0.1 million as of December 31, 2022 and 2021. The Company had no bad debt expense in any of the periods presented.

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue			Accounts Receivable
	Year Ended December 31,			December 31,
	2022	2021	2020	2022	2021
Natera, Inc.	41%	10%	*	43%	39%
VA MVP	13%	53%	71%	*	*
Merck & Co., Inc.	11%	*	*	*	15%
AbbVie Inc.	*	*	*	*	18%
GSK plc	*	*	*	12%	*
Pfizer Inc.	*	*	*	10%	*
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

The Company derives revenue from the sale of sequencing and data analysis services. The Company’s contracts are in the form of a combination of signed agreements, statements of work, and/or purchase orders. The Company accounts for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it will be entitled.

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

Payment terms and conditions vary by contract and customer. The Company’s standard payment terms are typically 90 days or less from the invoice date. In instances where the timing of the Company’s revenue recognition differs from the timing of its invoicing, the Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised services to the customer will be one year or less. After assessing each of its revenue-generating arrangements to determine whether a significant financing component exists, the Company concluded that a significant financing component does not exist in any of its arrangements. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s services and to provide payment protection for the Company.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties are included within the related liability line in the consolidated balance sheets.

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

The Company periodically evaluates whether declines in fair values of its investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly-available information that may affect the value of the marketable security, duration and severity of the decline in value, and management’s strategy and intentions for holding the marketable security. To date, the Company has not recorded any impairment charges on its marketable securities related to other-than-temporary declines in market value.

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

Inventory and Other Deferred Costs

Inventory, consisting of supplies used in fulfilling customer contracts, are valued at the lower of cost or net realizable value. Cost is determined using actual costs, on a first-in, first-out basis.

Other deferred costs relate to work in process for costs incurred on customer contracts that have not been completed or recognized as revenue. Other deferred costs represent materials used in sequencing services, labor, and overhead allocations.

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

Leases

The Company categorizes leases with contractual terms longer than 12 months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. As of December 31, 2022, the Company had no finance leases.

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

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The accounting update also made minor changes to the impairment model for available-for-sale debt securities. The Company will adopt the new guidance as of the beginning of the first quarter of 2023 by means of a cumulative-effect adjustment to opening retained earnings and does not expect adoption to have a material impact on the consolidated financial statements.
Note 3. Revenue

The Company disaggregates revenue by the following four customer types:

•
Pharma tests and services includes sales of testing services and data analytics for clinical trials and research to pharmaceutical companies in support of their drug development programs. Individual contracts typically contemplate a single project and involve a wide range of tests and analytics deliverables from the Company that are suitable for each particular project.
•
Enterprise sales includes sales of tumor profiling and diagnostic tests directly to other businesses as an input to their products. The Company is typically contracted to deliver a limited number of tests and analytics deliverables, but in high volume over time, and may offer tiered pricing. Revenue from the Company's partnership with Natera to provide advanced tumor analysis for use in Natera's MRD testing offerings makes up substantially all of the revenue in this category.
•
Population sequencing includes sales of genomic sequencing services and data analytics to support large-scale genetic research programs. The Company is typically contracted to deliver a similar type of test and analytic across a large volume of samples, and has historically received partial prepayment prior to performance. Revenue from the Company's partnership with the VA MVP to provide population sequencing accounts for all of the revenue in this category.
•
Other includes sales of genomic tests and analytics to universities and non-profits.

The following table presents the Company’s revenue disaggregated by customer type (in thousands):

	Year Ended December 31,
	2022	2021	2020
Pharma tests and services	$29,552	$30,282	$21,396
Enterprise sales	26,641	8,774	479
Population sequencing	8,443	45,671	56,154
Other	411	767	619
Total revenue	$65,047	$85,494	$78,648

Revenue from countries outside of the United States, based on the billing addresses of customers, represented 9%, 8%, and 5% of the Company’s revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

Contract Assets and Liabilities

Contract assets as of December 31, 2022 and 2021 were immaterial.

Amounts collected in advance of services being provided are deferred as current liabilities in the consolidated balance sheets. The associated revenue is recognized and the contract liability is reduced as contracted services are subsequently performed. The balance of contract liabilities was $1.3 million and $4.0 million as of December 31, 2022 and 2021, respectively. Revenue recognized in 2022, 2021, and 2020 that were included in the contract liability balance at the beginning of each reporting period were $3.5 million, $19.1 million, and $33.8 million, respectively.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$6,384	$4,081
Other deferred costs	2,207	1,529
Total inventory and other deferred costs	$8,591	$5,610

Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Machinery and equipment	$21,537	$15,877
Computer equipment	17,803	13,286
Computer software costs	3,010	2,213
Furniture and fixtures	2,152	517
Construction in progress	3,989	5,393
Leasehold improvements	40,370	1,357
Total	88,861	38,643
Less: accumulated depreciation and amortization	(26,926)	(18,993)
Property and equipment, net	$61,935	$19,650

Depreciation and amortization expense for the years ended December 31, 2022, 2021, and 2020 was $8.4 million, $6.0 million, and $5.8 million, respectively.

Restricted cash. The Company’s restricted cash is pledged as collateral for a standby letter of credit related to a property lease. The balance of restricted cash was $1.8 million as of December 31, 2022 and 2021, and is included in other long-term assets.

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation	$9,008	$10,673
Operating lease liabilities	5,391	3,728
Loans—current portion (Note 6)	2,218	1,806
Accrued liabilities	1,700	883
Employee ESPP contributions	543	517
Customer deposits	30	382
Accrued taxes	123	121
Total accrued and other current liabilities	$19,013	$18,110

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used in such measurements as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$5,615	$—	$—	$5,615
Money market funds	31,401	—	—	31,401	Level 1
Commercial paper	47,135	—	(15)	47,120	Level 2
U.S. government securities	4,991	1	—	4,992	Level 2
Total cash and cash equivalents	89,142	1	(15)	89,128
Short-term investments:
Commercial paper	13,097	—	(51)	13,046	Level 2
U.S. agency securities	9,445	—	(105)	9,340	Level 2
U.S. government securities	56,658	1	(515)	56,144	Level 2
Total short-term investments	79,200	1	(671)	78,530
Total assets measured at fair value	$168,342	$2	$(686)	$167,658

	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$6,094	$—	$—	$6,094
Money market funds	49,488	—	—	49,488	Level 1
Commercial paper	50,005	—	(2)	50,003	Level 2
Total cash and cash equivalents	105,587	—	(2)	105,585
Short-term investments:
Commercial paper	18,068	—	(2)	18,066	Level 2
U.S. government securities	50,040	—	(15)	50,025	Level 2
Corporate debt securities	18,059	—	(7)	18,052	Level 2
U.S. agency securities	19,738	—	(35)	19,703	Level 2
Asset-backed securities	75,787	—	(154)	75,633	Level 2
Total short-term investments	181,692	—	(213)	181,479
Total assets measured at fair value	$287,279	$—	$(215)	$287,064

Realized gains or losses on marketable debt securities are immaterial for the periods presented. No security has been in an unrealized loss position for 12 months or greater. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. As of December 31, 2022, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired. The Company’s marketable debt securities at December 31, 2022 have maturities due in one year or less.

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

The Company entered into two more payment agreements in April 2021 and July 2022, with the same financing entity, to finance the purchase of $3.1 million of computer hardware and related hardware maintenance and $1.3 million of internal use software licenses and related ongoing support, respectively. The Company is required to pay three equal payments of $1.0 million in July 2021, June 2022, and June 2023 for the first agreement, and three equal payments of $0.4 million in September 2022, September 2023, and September 2024 for the second agreement. The nature of these agreements and resulting accounting treatment are the same as the payment agreement described in the preceding paragraph, except the imputed interest rate was 9% for the July 2022 agreement.

The total initial present value of the payment agreements was $6.4 million and presented as proceeds from loans in the consolidated statements of cash flows. Such proceeds were used to purchase equipment, software, and related maintenance and are reflected as cash outflows in the investing and operating activities sections in the consolidated statements of cash flows. Repayments are presented as financing cash outflows in the consolidated statements of cash flows. Interest expense for the years ended December 31, 2022 and 2021 was $0.2 million each. Amounts outstanding under the payment agreements are as follows (in thousands):

	December 31,
	2022	2021
Principal	$2,730	$3,714
Less: unamortized discount	(134)	(220)
Total carrying amount	2,596	3,494
Less: current portion (included in accrued and other current liabilities)	(2,218)	(1,806)
Long-term portion (included in other long-term liabilities)	$378	$1,688

Note 7. Leases

In 2015, the Company entered into a noncancelable operating lease for approximately 31,280 square feet of space used for its current laboratory operations. In 2020, the lease term was extended through November 2027 and includes an option to extend the term for a period of three years at prevailing market rates. The Company determined the extension option is not reasonably certain to be exercised. The lease contains a leasehold improvement incentive and escalating rent payments. In 2021, the

Company amended the lease to expand the leased premises by an additional 14,710 square feet of space (the “Expansion Lease”). The Expansion Lease expired at the end of December 2022 and was not extended.

In 2019, the Company entered into a noncancelable three-year operating lease for a co-located data center space. In 2022, the lease term was extended through September 2025 and includes an option to extend the term for a period of three years immediately following the expiration of the term. The Company determined the extension option is not reasonably certain to be exercised.

In 2021, the Company entered into a noncancelable operating lease for approximately 100,000 square feet of space in Fremont, California to be used as the Company’s corporate headquarters and expanded laboratory facility. The lease term is 13.5 years and commenced in October 2022. The Company gained early access to the premises upon entering the lease for the purpose of constructing and installing tenant improvements, for which the landlord agreed to contribute up to $15.5 million, $13.2 million of which has been received through December 31, 2022. Such contributions become payable only upon approval by the landlord of applications for payment and are accounted for as lease incentives once the Company has incurred costs and the amounts qualify for reimbursement by the landlord. The lease incentives are then recognized as reductions to lease expense over the remainder of the lease term. The lease expires at the end of March 2036 and includes two options to extend the term for a period of five-years per option at prevailing market rates. The Company determined the extension options are not reasonably certain to be exercised. The lease also contains escalating rent payments. Due to delays in the completion of the work necessary for the Company to move into the facility, the lease commencement date was delayed from the original intended date. This change in circumstances during the third quarter of 2022 triggered a reassessment of the lease term and consequently a remeasurement of the lease liability and corresponding adjustment to the carrying amount of the right-of-use asset.

The Company also has a noncancelable operating lease for approximately 5,100 square feet of space in Shanghai, China used for its China operations, which expires at the end of June 2024, as well as various other short-term leases.

Components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Lease cost
Operating lease cost	$8,530	$5,009	$2,295
Short-term lease cost	122	364	227
Variable lease cost	1,411	1,152	748
Total lease cost	$10,063	$6,525	$3,270

As of December 31, 2022, the Company’s operating leases had a weighted-average remaining lease term of 11.1 years and a weighted-average discount rate of 10.5%. The Company’s discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s lease cannot be readily determined. Future lease payments under operating leases as of December 31, 2022 were as follows (in thousands):

Amount
2023	$5,711
2024	7,895
2025	7,808
2026	7,168
2027	7,189
2028 and thereafter	48,013
Total future minimum lease payments	83,784
Less: imputed interest	(37,352)
Present value of future minimum lease payments	46,432
Less: current portion of operating lease liability (included in accrued and other current liabilities)	(5,391)
Long-term operating lease liabilities	$41,041

Cash paid for operating lease liabilities, included in cash flows from operating activities in the consolidated statements of cash flows, for the years ended December 31, 2022, 2021 and 2020, was $4.4 million, $3.3 million and $1.7 million, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities, during 2022, 2021 and 2020, were $3.1 million, $46.5 million and $9.8 million, respectively. Additionally, the remeasurement of the Fremont headquarters lease liability in the third quarter of 2022 resulted in a $12.9 million reduction to right-of-use assets.

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

Shares of common stock available for issuance under the Company’s equity incentive plans at December 31, 2022 were as follows:

December 31, 2022
Outstanding stock awards	8,493,614
Reserved for future award grants	1,958,949
Reserved for future ESPP	615,879
Total common stock reserved for stock awards	11,068,442

Stock Option Activity

A summary of the Company’s stock option activity (excluding performance-based stock option activity summarized further below) under the 2011 Plan, 2019 Plan, and Inducement Plan for the years ended December 31, 2022, 2021, and 2020 is as follows:

	Outstanding Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2019	4,731,435	$4.94	6.60	$29,730
Options granted	1,357,741	12.05
Options exercised	(908,691)	3.07
Options forfeited or expired	(232,179)	7.87
Balance—December 31, 2020	4,948,306	$7.10	6.71	$146,044
Options granted	1,026,276	21.26
Options exercised	(862,056)	2.43
Options forfeited or expired	(110,107)	13.88
Balance—December 31, 2021	5,002,419	$10.66	6.89	$28,308
Options granted	1,429,295	4.80
Options exercised	(488,187)	2.07
Options forfeited or expired	(492,395)	10.57
Balance—December 31, 2022	5,451,132	$9.90	5.31	$7
Options vested and exercisable as of December 31, 2022	3,740,205	$9.03	3.76	$7

Options granted to new hires generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted as merit awards generally vest monthly over a three- or four-year period.

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $1.98 on December 31, 2022 and the exercise prices of the underlying stock options. Out-of-the money stock options are excluded from the aggregate intrinsic value.

The weighted-average grant date fair value of options granted was $3.21, $13.14, and $7.17 per share for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, the unrecognized stock-based compensation of unvested options was $10.3 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Valuation of Stock Options

The Company estimated the fair value of stock options (excluding performance-based stock options discussed below) using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following range of assumptions:

Year Ended December 31,
	2022	2021	2020
Expected term (in years)	5.50 - 6.08	5.50 - 6.27	5.50 - 6.40
Volatility	68.37 - 77.68%	67.97 - 69.90%	61.74 - 68.18%
Risk-free interest rate	1.62 - 4.23%	0.62 - 1.39%	0.36 - 1.66%
Dividend yield	–%	–%	–%

Performance-Based Stock Option Activity

In March 2020, the Company’s board of directors granted the Company’s then Chief Executive Officer a performance-based stock option (“PSO”) to purchase 421,000 shares of common stock. The PSO was subject to the Chief Executive Officer’s continued service to the Company through the date of vesting and, if the performance condition were not met within 10 years from the date of grant, the PSO would be canceled. The shares subject to the PSO would vest in full if the Company’s average market capitalization is equal to or greater than $1 billion over a 30 calendar day period. Upon a change in control, the vesting of the shares subject to the PSO would accelerate on a pro rata basis based on the price per share in such change in control transaction multiplied by the price per share at such time divided by $1 billion, with up to 100% of the shares eligible for such accelerated vesting. During the last quarter of 2020, the Company’s average market capitalization was equal to or greater than $1 billion over a 30 calendar day period and the PSO vested in full.

A summary of the Company’s performance-based stock option activity under the 2019 Plan for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2019	—	$—	—	$—
Options granted	421,000	5.10
Options exercised	—
Options cancelled	—
Balance—December 31, 2020	421,000	$5.10	9.21	$13,266
No activities	—
Balance—December 31, 2021	421,000	$5.10	8.21	$3,861
No activities	—
Balance—December 31, 2022	421,000	$5.10	1.00	$—
Options vested and exercisable as of December 31, 2022	421,000	$5.10	1.00	$—

As of December 31, 2022, there is no remaining unrecognized stock-based compensation cost.

Valuation of Performance-Based Stock Options

The Company estimated the fair value of the PSO using a Monte Carlo Model and the following assumptions and estimates:

2020
Performance period (in years)	10.00
Derived service period (in years)	4.55
Volatility	63.60%
Risk-free interest rate	1.02%
Dividend yield	–%
Estimated fair value (per share)	$3.31

Restricted Stock Units Activity and Valuation

A summary of the Company’s RSU activity under the 2019 Plan and Inducement Plan for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2019	120,000	$8.86	$1,308
RSUs granted	648,000	9.93
RSUs vested	(130,945)	7.09	2,991
RSUs forfeited	(17,837)	6.83
Balance—December 31, 2020	619,218	$10.41	$22,670
RSUs granted	1,387,656	18.05
RSUs vested	(266,119)	10.93	5,521
RSUs forfeited	(61,059)	18.45
Balance—December 31, 2021	1,679,696	$16.35	$23,969
RSUs granted	2,071,201	4.86
RSUs vested	(897,871)	11.74	3,189
RSUs forfeited	(231,544)	10.94
Balance—December 31, 2022	2,621,482	$9.33	$5,191

The Company grants RSUs to employees to receive shares of the Company’s common stock. The RSUs awarded are subject to each individual’s continued service to the Company through each applicable vesting date. RSUs granted to new hires generally vest annually over a four-year period. RSUs granted as merit awards generally vest semi-annually over a three- or four-year period. The Company accounts for the fair value of RSUs using the closing market price of the Company’s common stock on the date of grant.

The aggregate fair value of unvested RSUs is calculated using the closing price of the Company’s common stock of $1.98 on December 31, 2022. As of December 31, 2022, the unrecognized stock-based compensation cost of unvested RSUs was $21.9 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The Company’s default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

ESPP Activity and Valuation

During the years ended December 31, 2022, 2021 and 2020, 416,514, 128,289 and 164,164 shares of common stock were purchased under the ESPP, respectively. The fair value of stock purchase rights granted under the ESPP was estimated using the following range of assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	0.49 - 0.5	0.49	0.49 - 0.5
Volatility	82.35 - 112.07%	55.92 - 74.88%	65.15 - 102.10%
Risk-free interest rate	1.49 - 4.58%	0.04 - 0.06%	0.11 - 0.12%
Dividend yield	–%	–%	–%
Fair value	$1.26 - $2.23	$6.30 - $8.21	$4.29 - $8.12

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense by function (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$1,922	$1,414	$854
Research and development	5,256	4,064	1,773
Selling, general and administrative	12,255	8,900	5,611
Total stock-based compensation expense	$19,433	$14,378	$8,238

The following is a summary of stock-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options	$8,560	$8,585	$4,729
Performance-based stock options	—	—	1,392
RSUs	9,990	4,765	1,401
ESPP	883	1,028	716
Total stock-based compensation expense	$19,433	$14,378	$8,238

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

Between November 30, 2022 and February 11, 2023, Foresight filed four inter partes review petitions with the USPTO, seeking to invalidate the four patents that we are asserting against Foresight in our patent infringement action. Also on November 30, 2022, Foresight filed a motion to stay our patent infringement action in the U.S. District Court for the District of Colorado pending the resolution of the inter partes review proceedings that Foresight has requested. On December 21, 2022, we filed our opposition to Foresight’s motion to stay, and on December 29, 2022 Foresight filed its reply in support of the stay. On January 5, 2023, the Court held a hearing on Foresight’s motion and on January 24, 2023, the Court granted Foresight’s motion to stay our patent infringement action pending the resolution of the inter partes review proceedings. The USPTO has yet to issue a decision regarding whether it will institute the inter partes reviews.

Litigation is inherently unpredictable, and, except for events that have already occurred, it is too early in the foregoing proceedings to predict the outcome of these proceedings, or any impact they may have on us. As such, the estimated financial effect associated with this complaint cannot be made as of the date of filing of this Annual Report on Form 10-K. Litigation is a significant ongoing expense with an uncertain outcome and may in the future be a material expense for us. Management believes this investment is important to protect our intellectual property position, even recognizing the uncertainty of the outcome.

The Company is also subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and loss contingencies are reflected in the consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. Except for the matter described in the first paragraph of this Note 9, as of December 31, 2022, the Company was not involved in any material adverse legal proceedings.

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

Note 10. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding in-the-money stock options and common stock warrants, assumed release of outstanding RSUs, and assumed issuance of common stock under the ESPP using the treasury stock method. The Company incurred net losses in the periods presented, and as a result, potential common shares from stock options, RSUs, and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net loss	$(113,315)	$(65,226)	$(41,280)
Weighted-average common shares outstanding—basic and diluted	45,704,805	43,886,730	34,374,903
Net loss per common share—basic and diluted	$(2.48)	$(1.49)	$(1.20)

The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	5,872,132	5,423,419	5,369,306
Unvested RSUs	2,621,482	1,679,696	619,218
ESPP	627,740	87,367	58,802
Total	9,121,354	7,190,482	6,047,326

Note 11. Income Taxes

For financial reporting purposes, loss before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(113,558)	$(65,415)	$(41,404)
Foreign	283	203	181
Loss before income taxes	$(113,275)	$(65,212)	$(41,223)

Provision for Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	5	—	26
Foreign	66	43	31
Total current	71	43	57
Deferred:
Foreign	(31)	(29)	—
Total deferred	(31)	(29)	—
Provision for income taxes	$40	$14	$57

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss in 2022, 2021, and 2020 as follows:

	Year Ended December 31,
	2022	2021	2020
Expected tax (benefit) at federal statutory rate	(21%)	(21%)	(21%)
Effect of:
State taxes	(6%)	(9%)	(10%)
Change in valuation allowance	28%	36%	38%
Stock-based compensation	1%	(3%)	(4%)
Research and development credit	(2%)	(3%)	(3%)
Other	–%	–%	–%
Effective tax rate	–%	–%	–%

Tax Law Changes

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which includes several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to interest expense limitations, and an option to defer payroll tax payments for a limited period. Based on the guidance in the CARES Act, the Company deferred the payment of $0.7 million of certain payroll taxes, of which $0.3 million was paid in 2021 and the remaining balance was paid in 2022. The other provisions of the CARES Act did not have a significant impact on the Company’s consolidated financial statements.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$72,408	$61,219
Research and development credits	16,824	12,127
Capitalized research and development	11,972	—
Deferred revenue	38	164
Accruals and reserves	1,914	2,846
Stock-based compensation	5,197	4,435
Operating lease liabilities	13,455	16,406
Other intangibles	267	321
Other	236	115
Total gross deferred tax assets	122,311	97,633
Less: valuation allowance	(114,483)	(81,628)
Total deferred tax assets	7,828	16,005
Deferred tax liabilities:
Property and equipment	(108)	(356)
Operating lease right-of-use assets	(7,659)	(15,620)
Total deferred tax liabilities	(7,767)	(15,976)
Net deferred tax assets	$61	$29

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of the Company’s lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $32.9 million and $24.8 million during the years ended December 31, 2022 and 2021, respectively.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2022, the Company had a net operating loss carryforward for federal income tax purposes of approximately $249.1 million, of which $86.1 million will begin to expire in 2031. The Company had a total state net operating loss carryforward of approximately $229.7 million, which will begin to expire in 2031. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2022, the Company has federal credits of approximately $8.6 million, which will begin to expire in 2031 and state research credits of approximately $8.2 million, which have no expiration date. These tax credits are subject to the same limitations discussed above.

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

The Company has the following activity relating to unrecognized tax benefits (in thousands):

	December 31,
	2022	2021
Beginning balance	$3,066	$2,148
Gross increase—tax position in current period	1,174	918
Ending balance	$4,240	$3,066

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2022, 2021, and 2020, no interest or penalties were required to be recognized relating to unrecognized tax benefits.
Note 12. Subsequent Events

In January 2023, the Board of Directors of the Company approved a reduction in the Company’s workforce of approximately 30% to reduce operating costs and improve operating efficiency. The reduction in workforce is expected to be completed in the first quarter of 2023. The Company estimates that it will incur charges of approximately $3 million for severance payments and employee benefits, most of which will be recognized in the first quarter of 2023. Substantially all of the estimated charges are expected to result in future cash expenditures.

In February 2023, Company management made a decision to streamline its international operations by closing its operations in China as expeditiously as possible in 2023. The Company expects to incur one-time charges in connection with the closure, including noncash impairments of property and equipment and a lease asset. Such charges cannot be estimated at this time, but the Company does not expect such charges to exceed $1.5 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Personalis, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Personalis, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholder's equity and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ DELOITTE & TOUCHE LLP

Austin, Texas

February 23, 2023

We have served as the Company's auditor since 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim chief executive officer ("CEO") and chief financial officer ("CFO") has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2022, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting for so long as we qualify as a non-accelerated filer.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except for the principal occupation, business experience, and education of each of our executive officers and directors set forth further below, the information required by this Item is set forth under the headings “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Delinquent Section 16(a) Reports,” “Corporate Governance and Board of Directors Matters,” and “Proposal No. 1 Election of Directors—Information About Our Continuing Directors” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 in connection with the solicitation of proxies for the Company’s 2023 annual meeting of stockholders, and is incorporated herein by reference.

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

The principal occupation, business experience, and education of each of our executive officers and directors are set forth below.

Executive Officers

Aaron Tachibana. Mr. Tachibana has served as our Chief Financial Officer since March 2019; in July 2021, he was promoted Senior Vice President and Chief Financial Officer; and in December 2022, he was promoted to interim Chief Executive Officer while continuing to serve as Senior Vice President and Chief Financial Officer. From August 2015 to September 2018, Mr. Tachibana served as Chief Financial Officer at Lumentum Holdings Inc., a designer and manufacturer of optical and photonic products. From November 2013 to July 2015, Mr. Tachibana served as Vice President, Finance and Corporate Controller at JDS Uniphase Corp., subsequently renamed Viavi Solutions Inc., a network test, measurement, and assurance technology company. From March 2010 to October 2013, Mr. Tachibana served as Chief Financial Officer at Pericom Semiconductor Corp., a supplier of high-performance connectivity and timing solutions. Mr. Tachibana holds a B.S. in Business Administration and Finance from San Jose State University.

Christopher Hall. Mr. Hall has served as our President since December 2022 and before that served as our Senior Vice President and Head, Diagnostics Business since joining our company in October 2022. From October 2020 to July 2022, Mr. Hall served as Chief Executive Officer of Naring Health, Inc., a medical research services company. From February 2010 to July 2019, Mr. Hall served as President, Chief Operating Officer, and Chief Commercial Officer at Veracyte, Inc., a publicly traded global diagnostics company. Mr. Hall holds a B.A. in Political Science and Economics from DePauw University and an M.B.A. from Harvard Business School.

Richard Chen, M.D., M.S. Dr. Chen was promoted to Senior Vice President, R&D, and Chief Medical Officer in July 2021. Dr. Chen previously served as our Chief Scientific Officer since November 2011. Since September 2011, Dr. Chen has served on the clinical faculty at Stanford University School of Medicine. In August 1997, Dr. Chen co-founded Ingenuity Systems, a genomic data software company. Dr. Chen holds a B.S. in Computer Science from Stanford University, an M.S. in Medical Informatics from Stanford University School of Medicine, and an M.D. from Stanford University School of Medicine.

Stephen Moore. Mr. Moore has served as our Vice President and General Counsel since April 2020 and as Corporate Secretary since May 2020. From October 2014 to April 2020, Mr. Moore served as General Counsel and Corporate Secretary at Pacific Biosciences of California, Inc., a publicly traded advanced genomics company. From January 2010 to October 2014, Mr. Moore served in other roles at Pacific Biosciences of California, Inc., including Associate General Counsel and Senior Director of Commercial Legal Affairs, and Vice President, Legal Affairs. From June 2007 to December 2009, Mr. Moore served as General Counsel and Corporate Secretary at Navigenics, Inc., a consumer genomics company. From January 1999 to June 2007, Mr. Moore held various positions at Affymetrix, Inc., a microarray company, including Associate General Counsel. Mr. Moore holds a B.A. in Political Science from San Jose State University and a J.D. from University of California, Davis.

Independent Directors

Olivia K. Bloom. Ms. Bloom has served on our Board of Directors since March 2022. Ms. Bloom has served as Executive Vice President, Finance since February 2014, Chief Financial Officer since December 2012 and Treasurer since February 2011 at Geron Corporation, a publicly traded clinical stage biopharmaceutical company. Ms. Bloom also previously held various other positions at Geron, including Senior Vice President, Finance from December 2012 to February 2014, Chief Accounting Officer from September 2010 to December 2012 and Vice President, Finance from January 2007 to December 2012. Ms. Bloom joined Geron in 1994 as a Senior Financial Analyst and from 1996 to 2011 served as Controller. Ms. Bloom started her career in public accounting at KPMG International Limited and became a Certified Public Accountant in 1994. Ms. Bloom holds a B.S. in Business Administration from the University of California, Berkeley. Ms. Bloom was selected to serve on our Board of Directors because of her expertise in finance and accounting and experience working for and with publicly-traded life science companies.

A. Blaine Bowman. Mr. Bowman has served on our Board of Directors since May 2019. Beginning in 2006, Mr. Bowman served on the board of directors of Solexa, Inc., a DNA sequencing company, until its sale to Illumina, Inc., a publicly traded biotechnology company and leader in DNA sequencing in January 2007, after which Mr. Bowman continued to serve on the board of directors of Illumina,

Inc. until May 2018. From March 1977 to August 2005, Mr. Bowman served in various roles at Dionex Corporation, a publicly traded manufacturer of analytical instruments, including Chairman of the board of directors, President, and Chief Executive Officer, and he served on the board of directors until its sale to Thermo Fisher Scientific Inc. in May 2011. From July 2012 to December 2015, Mr. Bowman served on the board of directors of Altera Corporation, a publicly traded programmable logic devices company. Mr. Bowman holds a B.S. in Physics from Brigham Young University and an M.B.A. from the Stanford Graduate School of Business. Mr. Bowman was selected to serve on our Board of Directors because of his experience in executive roles and his experience serving on the boards of directors of various instrumentation and biotechnology companies.

Alan Colowick, M.D. Dr. Colowick has served on our Board of Directors since May 2019. Dr. Colowick has served on the board of directors of Harpoon Therapeutics, Inc., a publicly traded clinical stage immunotherapy company, since March 2021. Dr. Colowick has also served on the board of directors of AC Immune SA, a publicly traded clinical stage biopharmaceutical company, since March 2021. From May 2017 to January 2021, Dr. Colowick served as a Partner at Sofinnova Investment, Inc., a clinical stage life sciences venture capital firm. From February 2010 to April 2017, Dr. Colowick held various positions, including Executive Vice President, at Celgene Corporation, a pharmaceutical company. From February 2008 to January 2010, Dr. Colowick served as the Chief Executive Officer of Gloucester Pharmaceuticals Inc., an early stage cancer pharmaceutical company, until its acquisition by Celgene Corporation in January 2010. From October 2006 to February 2008, Dr. Colowick served as President, Oncology at Geron Corporation, a publicly traded clinical stage biopharmaceutical company. Earlier in his career, Dr. Colowick served in various capacities at Amgen Inc., a biopharmaceutical company. Dr. Colowick previously served on the boards of directors of Principia Biopharma, Inc., a publicly traded biopharmaceutical company, from February 2017 to September 2020, Achaogen, Inc., a publicly traded biopharmaceutical company, from August 2015 to August 2017, and Dimension Therapeutics, Inc., a publicly traded biopharmaceutical company, from August 2015 to November 2017. Dr. Colowick holds a B.S. in Molecular Biology from the University of Colorado, an M.D. from Stanford University School of Medicine, and an M.P.H. from the Harvard School of Public Health. Dr. Colowick was selected to serve on our Board of Directors because of his educational background in science and medicine and experience in developing oncology therapeutics, as well as financial understanding of the biotechnology industry gained from his investing experience.

Karin Eastham. Ms. Eastham has served on our Board of Directors since September 2019. Ms. Eastham has served on the boards of directors of Nektar Therapeutics, Inc., a publicly traded biopharmaceutical company, since September 2018, Veracyte, Inc., a publicly traded genomic diagnostics company, since December 2012, and Geron Corporation, a publicly traded clinical stage biopharmaceutical company, since March 2009. Ms. Eastham served as a member of the board of directors of Illumina, Inc., a publicly traded biotechnology company and leader in DNA sequencing, from August 2004 to May 2019. From May 2004 to September 2008, Ms. Eastham served as Executive Vice President and Chief Operating Officer, and as a member of the Board of Trustees, of the Burnham Institute for Medical Research, a non-profit corporation engaged in biomedical research. Ms. Eastham holds a B.S. in Accounting and an M.B.A. from Indiana University and is a Certified Public Accountant (inactive). Ms. Eastham was selected to serve on our Board of Directors because of her expertise in financial and operations management and experience serving on the boards of publicly-traded life science companies.

Kenneth Ludlum. Mr. Ludlum has served on our Board of Directors since July 2015. Mr. Ludlum has served on the board of directors of IRIDEX Corporation, a publicly traded medical technology company, since April 2019. From January 2002 to June 2020, Mr. Ludlum served on the board of directors of Natus Medical Inc., a publicly traded medical device and equipment company. From February 2014 to April 2016, Mr. Ludlum served as Chief Financial Officer at CareDx, Inc., a molecular diagnostics company, and prior to that Mr. Ludlum served as a Chief Financial Officer for other publicly traded companies. Mr. Ludlum holds a B.S. in Business Administration from Lehigh University and an M.B.A. from Columbia Business School. Mr. Ludlum was selected to serve on our Board of Directors because of his experience working for and with publicly-traded healthcare, medical device, biotechnology, and diagnostic companies and his expertise in finance, accounting, and general management.

Woodrow A. Myers, Jr., M.D. Dr. Myers has served on our Board of Directors since March 2021. Dr. Myers has served as an advisor of public and political affairs to Sera Prognostics Inc., a publicly traded health diagnostics company, since November 2021. From May 2007 to December 2018, Dr. Myers served on the board of directors of Express Scripts Inc., a publicly traded health care company. From January 2018 to February 2019, Dr. Myers served as Chief Medical Officer and Chief Healthcare Strategist for Blue Cross Blue Shield of Arizona. Since December 2015, Dr. Myers has served as Managing Director of Myers Ventures LLC, a healthcare consulting company. Dr. Myers holds a B.S. in Biology from Stanford University, an M.B.A. from Stanford Graduate School of Business, and an M.D. from Harvard Medical School. Dr. Myers was selected to serve on our Board of Directors because of his extensive experience in the healthcare industry, including in government and health policy roles.

Lonnie Shoff. Ms. Shoff has served on our Board of Directors since August 2022. Ms. Shoff has served as President of Antech and Sound Diagnostics, a business unit of Mars Petcare, since April 2020. From September 2016 to April 2020, Ms. Shoff served as President of the Clinical Diagnostics Division at Thermo Fisher Scientific Inc. From September 2009 to May 2016, Ms. Shoff held various positions at Henry Schein, a publicly traded health care product distributor, including Chief Executive Officer of the Global Animal Health and Strategic Partnership Group and President of the Global Healthcare Specialty Group. Ms. Shoff also held positions of increasing responsibility including the Senior Vice President & General Manager of Molecular Diagnostic and Applied Science at Roche, a Swiss multinational healthcare company, from August 1988 to September 2009. Ms. Shoff holds a B.S. in Biology from Purdue University.

Item 11. Executive Compensation.

The information required by this Item is set forth under the headings “Director Compensation,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth under the headings “Equity Compensation Plans at December 31, 2022” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth under the headings “Corporate Governance and Board of Directors Matters” and “Transactions with Related Persons and Indemnification” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth under the headings “Principal Accountant Fees and Services” and “Pre-Approval Procedures” under the proposal “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K, as indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	6/24/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38943	3.1	10/31/2022
4.1	Description of Securities of Personalis, Inc.	10-K	001-38943	4.1	2/25/2021
4.2	Form of Common Stock Certificate of the Registrant.	S-1/A	333-231703	4.1	6/7/2019
4.3	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated December 16, 2014.	S-1	333-231703	4.2	5/23/2019
10.1#	Personalis, Inc. 2011 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1	333-231703	10.1	5/23/2019
10.2#	Personalis, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-231703	10.2	6/7/2019
10.3#	Personalis, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-231703	10.3	6/7/2019
10.4#	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1/A	333-231703	10.4	6/7/2019
10.5#	Employment Terms Letter, by and between Dr. Richard Chen and the Registrant, dated June 2, 2019.	S-1/A	333-231703	10.7	6/7/2019
10.6#	Employment Terms Letter, by and between Aaron Tachibana and the Registrant, dated June 2, 2019.	S-1/A	333-231703	10.8	6/7/2019
10.7	Lease, by and between MENLO PREHC I, LLC, MENLO PREPI I, LLC, TPI INVESTORS 9, LLC and the Registrant, dated February 2, 2015.	S-1	333-231703	10.9	5/23/2019
10.8	First Amendment to Lease, by and between MENLO PREPI I, LLC and TPI INVESTORS 9, LLC and the Registrant, dated April 8, 2020.	10-Q	001-38943	10.1	8/6/2020
10.9#	Personalis, Inc. 2020 Inducement Plan and forms of agreements thereunder.	S-8	333-238080	99.1	5/7/2020
10.10	Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated August 25, 2021.	10-Q	001-38943	10.1	11/4/2021
10.11	Amendment No. 1 to Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated December 8, 2021.	10-K	001-38943	10.16	2/24/2022
10.12‡	At-the-Market Sales Agreement, dated December 30, 2021, by and between the Registrant and BTIG, LLC.	8-K	001-38943	1.1	12/30/2021
10.13#	Amended Personalis, Inc. Non-Employee Director Compensation Policy, dated February 17, 2022.	10-K	001-38943	10.18	2/24/2022
10.14#	Amended and Restated Executive Severance Agreement, by and between Dr. Richard Chen and the Registrant, dated February 23, 2022.	10-K	001-38943	10.20	2/24/2022
10.15#	Amended and Restated Executive Severance Agreement, by and between Aaron Tachibana and the Registrant, dated February 23, 2022.	10-K	001-38943	10.21	2/24/2022
10.16	Amendment No. 2 to Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated June 9, 2022.	10-Q	001-38943	10.1	8/3/2022
10.17‡	Contract No. 36C24E22D0031, by and between the U.S. Department of Veterans Affairs and the Registrant, dated September 30, 2022.	10-Q	001-38943	10.1	11/2/2022
10.18#	Separation Agreement, dated December 14, 2022, between John West and the Registrant.	8-K	001-38943	10.1	12/14/2022
10.19	Amendment No. 3 to Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated December 19, 2022.
21.1	Subsidiaries of the Registrant as of December 31, 2022.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1

Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

# Indicates management contract or compensatory plan or arrangement.

† The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

‡ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K because such schedules and exhibits do not contain information which is material to an investment or voting decision or which is not otherwise disclosed in the filed agreements. The Company will furnish the omitted schedules and exhibits to the SEC upon request by the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2023	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aaron Tachibana, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name and Signature	Title	Date

/s/ Aaron Tachibana	Interim Chief Executive Officer and Chief Financial Officer	February 23, 2023
Aaron Tachibana	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ A. Blaine Bowman	Director	February 23, 2023
A. Blaine Bowman

/s/ Alan Colowick	Director	February 23, 2023
Alan Colowick, M.D.

/s/ Karin Eastham	Director	February 23, 2023
Karin Eastham

/s/ Kenneth Ludlum	Director	February 23, 2023
Kenneth Ludlum

/s/ Lonnie Shoff	Director	February 23, 2023
Lonnie Shoff

/s/ Olivia Bloom	Director	February 23, 2023
Olivia Bloom

/s/ Woodrow A. Myers, Jr.	Director	February 23, 2023
Woodrow A. Myers, Jr., M.D.