Form 10-Q
period 2023-03-31
Personalis, Inc.
filed 2023-05-03
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of registrant’s Common Stock outstanding as of April 27, 2023 was 46,783,757.

PERSONALIS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2023

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
•
our planned closure of our operations in China and the timing thereof;
•
our ability to benefit from the scaling of our infrastructure and new facility in Fremont;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$87,172	$89,128
Short-term investments	61,767	78,530
Accounts receivable, net	18,103	16,642
Inventory and other deferred costs	8,219	8,591
Prepaid expenses and other current assets	7,511	6,808
Total current assets	182,772	199,699
Property and equipment, net	61,446	61,935
Operating lease right-of-use assets	23,971	26,480
Other long-term assets	3,991	4,586
Total assets	$272,180	$292,700
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,927	$12,854
Accrued and other current liabilities	20,653	19,013
Contract liabilities	2,563	1,264
Total current liabilities	34,143	33,131
Long-term operating lease liabilities	40,309	41,041
Other long-term liabilities	4,096	389
Total liabilities	78,548	74,561
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 46,774,490 and 46,707,084 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	583,151	579,456
Accumulated other comprehensive loss	(455)	(912)
Accumulated deficit	(389,069)	(360,410)
Total stockholders’ equity	193,632	218,139
Total liabilities and stockholders’ equity	$272,180	$292,700

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$18,860	$15,227
Costs and expenses
Cost of revenue	14,130	10,949
Research and development	16,573	17,098
Selling, general and administrative	14,097	15,486
Restructuring and other charges	3,885	—
Total costs and expenses	48,685	43,533
Loss from operations	(29,825)	(28,306)
Interest income	1,253	144
Interest expense	(47)	(59)
Other income (expense), net	(26)	19
Loss before income taxes	(28,645)	(28,202)
Provision for income taxes	14	7
Net loss	$(28,659)	$(28,209)
Net loss per share, basic and diluted	$(0.61)	$(0.63)
Weighted-average shares outstanding, basic and diluted	46,740,270	44,995,752

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(28,659)	$(28,209)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	28	(8)
Change in unrealized gain (loss) on available-for-sale debt securities	429	(701)
Comprehensive loss	$(28,202)	$(28,918)

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the Three Months Ended March 31, 2023 and 2022

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2022	46,707,084	$5	$579,456	$(912)	$(360,410)	$218,139
Proceeds from exercise of stock options	—	—	—	—	—	—
Restricted stock units vested	67,406	—	—	—	—	—
Stock-based compensation	—	—	3,695	—	—	3,695
Foreign currency translation adjustment	—	—	—	28	—	28
Unrealized gain on available-for-sale debt securities	—	—	—	429	—	429
Net loss	—	—	—	—	(28,659)	(28,659)
Balance—March 31, 2023	46,774,490	$5	$583,151	$(455)	$(389,069)	$193,632

Balance—December 31, 2021	44,904,512	$4	$557,558	$(166)	$(247,095)	$310,301
Proceeds from exercise of stock options	279,205	1	515	—	—	516
Restricted stock units vested	66,370	—	—	—	—	—
Stock-based compensation	—	—	4,816	—	—	4,816
Foreign currency translation adjustment	—	—	—	(8)	—	(8)
Unrealized loss on available-for-sale debt securities	—	—	—	(701)	—	(701)
Net loss	—	—	—	—	(28,209)	(28,209)
Balance—March 31, 2022	45,250,087	$5	$562,889	$(875)	$(275,304)	$286,715

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(28,659)	$(28,209)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,695	4,816
Depreciation and amortization	2,781	1,774
Noncash operating lease cost	539	2,096
Amortization of premium (discount) on short-term investments	(390)	347
Restructuring and other charges	1,204	—
Other	144	43
Changes in operating assets and liabilities
Accounts receivable	(1,460)	4,949
Inventory and other deferred costs	262	(2,455)
Prepaid expenses and other assets	(254)	1,720
Accounts payable	(1,407)	1,132
Accrued and other current liabilities	426	3,398
Contract liabilities	4,999	(522)
Operating lease liabilities	2,375	(24)
Other long-term liabilities	—	(422)
Net cash used in operating activities	(15,745)	(11,357)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(21,529)	(59,702)
Proceeds from maturities of available-for-sale debt securities	39,100	65,175
Purchases of property and equipment	(3,778)	(8,634)
Net cash provided by (used in) investing activities	13,793	(3,161)
Cash flows from financing activities:
Proceeds from exercise of equity awards	—	515
Net cash provided by financing activities	—	515
Effect of exchange rates on cash, cash equivalents and restricted cash	(4)	4
Net change in cash, cash equivalents and restricted cash	(1,956)	(13,999)
Cash, cash equivalents and restricted cash, beginning of period	90,918	107,375
Cash, cash equivalents and restricted cash, end of period	$88,962	$93,376

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$87,172	$91,586
Restricted cash, included in other long-term assets	1,790	1,790
Total cash, cash equivalents and restricted cash	$88,962	$93,376

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company and Nature of Business

Personalis, Inc. (the "Company") is a provider of advanced genomic tests for precision oncology and personalized testing. The Company also provides sequencing and data analysis services to support population sequencing initiatives. The Company's genomic tests are sold primarily to pharmaceutical companies, biopharmaceutical companies, diagnostics companies, universities, non-profits, and government entities, while services for population sequencing initiatives are sold primarily to government entities. The principal markets for the Company's services are in the United States and Europe.

The Company was incorporated in Delaware in February 2011 and began operations in September 2011. The Company formed a wholly owned subsidiary, Personalis (UK) Ltd., in August 2013 and a wholly owned subsidiary, Shanghai Personalis Biotechnology Co., Ltd., which is referred to as “Personalis (Shanghai) Ltd” herein, in October 2020. Management is in the process of closing its operations in China. Refer to Note 11 for further information. The Company operates and manages its business as one reportable operating segment, which is the sale of sequencing and data analysis services.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The condensed consolidated financial statements include the accounts of Personalis, Inc. and its wholly owned subsidiaries, Personalis (UK) Ltd. and Personalis (Shanghai) Ltd. All intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2023.

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

At-the-Market Equity Offerings

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

The Company performs regular reviews of customer activity and associated credit risks and does not require collateral. Historically, the Company has not experienced significant credit losses from accounts receivable. Multiple customers have provided more than 10% of total revenue in the periods presented, or accounted for more than 10% of accounts receivable at each respective balance sheet date, as follows:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31, 2023	December 31, 2022
	2023	2022
Natera, Inc.	50%	27%	35%	43%
VA MVP	16%	23%	14%	*
Pfizer Inc.	*	11%	13%	10%
GSK plc	*	*	12%	12%
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

The Company derives revenue from the sale of sequencing and data analysis services. The Company's contracts are in the form of a combination of signed agreements, statements of work, and/or purchase orders. The Company accounts for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it will be entitled.

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

Payment terms and conditions vary by contract and customer. The Company's standard payment terms are typically 90 days or less from the invoice date. In instances where the timing of the Company's revenue recognition differs from the timing of its invoicing, the Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised services to the customer will be one year or less. After assessing each of its revenue-generating arrangements to determine whether a significant financing component exists, the Company concluded that a significant financing component does not exist in any of its arrangements. The primary purpose of the Company's invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company's services and to provide payment protection for the Company.

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

Short-term Investments

The Company’s investments in marketable debt securities are classified as available-for-sale and recorded at fair value. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Short-term investments primarily consist of U.S. Treasury notes, U.S. Treasury bills, commercial paper, and U.S. government agency bonds.

Any discount or premium arising at purchase is accreted or amortized to interest income or expense. Unrealized gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are reported in other income (expense), net. When securities are sold, any associated unrealized gain or loss initially recorded as a separate component of stockholders’ equity is reclassified out of stockholders’ equity on a specific-identification basis and recorded in earnings for the period. If an available-for-sale debt security's fair value is less than its amortized cost basis, the Company evaluates whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses.

Accounts Receivable, Net

Trade accounts receivable are recorded at the invoiced amount and are noninterest bearing. The Company maintains an allowance for credit losses, consisting of known specific troubled accounts as well as an amount based on overall estimated potential uncollectible accounts receivable based on historical experience and review of their current credit quality. Expected credit losses are recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Inventory and Other Deferred Costs

Inventory consists of raw materials and supplies used to fulfill customer genomic analysis contracts and is valued at the lower of cost or net realizable value. Cost is determined using actual costs, on a first-in, first-out basis.

Other deferred costs relate to work that has begun on customer contracts but not yet completed or recognized as revenue. Other deferred costs are comprised of direct labor and overhead costs incurred.

Leases

The Company categorizes leases with contractual terms longer than 12 months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. As of March 31, 2023, the Company had no finance leases.

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

Recent Accounting Pronouncements

New Accounting Pronouncements Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The accounting update also made minor changes to the impairment model for available-for-sale debt securities. The Company adopted the new guidance as of the beginning of the first quarter of 2023 by means of a cumulative-effect adjustment to opening retained earnings. The adoption did not impact the condensed consolidated financial statements.

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

•
Enterprise sales includes sales of tumor profiling and diagnostic tests directly to other businesses as an input to their products. The Company is typically contracted to deliver a limited number of tests and analytics deliverables, but in high volume over time, and may offer tiered pricing. Revenue from the Company's partnership with Natera to provide advanced tumor analysis for use in Natera's MRD test makes up substantially all of the revenue in this category.
•
Population sequencing includes sales of genomic sequencing services and data analytics to support large-scale genetic research programs. The Company is typically contracted to deliver a genomic test and provide data that can be used for analysis across a large volume of samples. All of the revenue within this category is from the Company's partnership with the VA MVP.
•
Other includes sales of genomic tests and analytics to universities and non-profits.

The following table presents the Company’s revenue disaggregated by customer type (in thousands):

	Three Months Ended March 31,
	2023	2022
Pharma tests and services	$6,333	$7,562
Enterprise sales	9,458	4,116
Population sequencing	3,005	3,501
Other	64	48
Total revenue	$18,860	$15,227

Revenue from countries outside of the United States, based on the billing addresses of customers, represented approximately 13% and 18% of the Company’s revenue for the three months ended March 31, 2023 and 2022, respectively.

Contract Assets and Liabilities

Contract assets as of March 31, 2023 and December 31, 2022 were immaterial.

Amounts collected in advance of services being provided are deferred as contract liabilities in the condensed consolidated balance sheets. The associated revenue is recognized, and the contract liability is reduced, as the contracted services are subsequently performed. The balance of contract liabilities was $6.3 million (of which $3.7 million is included within "Other long-term liabilities") and $1.3 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, amounts related to unsatisfied services under contracts with an original expected duration of more than one year was $5 million. The Company expects to recognize approximately $1.3 million of this amount throughout the next 12 months and the remainder thereafter. Revenue recognized that was included in the contract liability balance at the beginning of each reporting period was immaterial for the three months ended March 31, 2023, and was $2.5 million for the three months ended March 31, 2022.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$5,517	$6,384
Other deferred costs	2,702	2,207
Total inventory and other deferred costs	$8,219	$8,591

Property and equipment. Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $2.8 million and $1.8 million, respectively. Accumulated depreciation and amortization was $29.6 million and $26.9 million as of March 31, 2023 and December 31, 2022, respectively.

Restricted cash. The Company’s restricted cash is pledged as collateral for a standby letter of credit related to a property lease. The balance of restricted cash was $1.8 million as of March 31, 2023 and December 31, 2022, and is included in other long-term assets.

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$9,675	$9,008
Operating lease liabilities	6,529	5,391
Loans—current portion (Note 6)	2,257	2,218
Accrued liabilities	1,018	1,700
Employee ESPP contributions	1,010	543
Accrued taxes	134	123
Customer deposits	30	30
Total accrued and other current liabilities	$20,653	$19,013

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$4,506	$—	$—	$4,506
Money market funds	40,062	—	—	40,062	Level 1
Commercial paper	27,294	—	(6)	27,288	Level 2
U.S. agency securities	5,350	2	—	5,352	Level 2
U.S. government securities	9,961	3	—	9,964	Level 2
Total cash and cash equivalents	87,173	5	(6)	87,172
Short-term investments:
Commercial paper	11,156	—	(32)	11,124	Level 2
U.S. agency securities	6,847	—	(35)	6,812	Level 2
U.S. government securities	44,018	2	(189)	43,831	Level 2
Total short-term investments	62,021	2	(256)	61,767
Total assets measured at fair value	$149,194	$7	$(262)	$148,939

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$5,615	$—	$—	$5,615
Money market funds	31,401	—	—	31,401	Level 1
Commercial paper	47,135	—	(15)	47,120	Level 2
U.S. government securities	4,991	1	—	4,992	Level 2
Total cash and cash equivalents	89,142	1	(15)	89,128
Short-term investments:
Commercial paper	13,097	—	(51)	13,046	Level 2
U.S. agency securities	9,445	—	(105)	9,340	Level 2
U.S. government securities	56,658	1	(515)	56,144	Level 2
Total short-term investments	79,200	1	(671)	78,530
Total assets measured at fair value	$168,342	$2	$(686)	$167,658

The Company’s marketable debt securities at March 31, 2023 have maturities due in one year or less. No security has been in a continuous unrealized loss position for more than 12 months and the Company does not consider any of its marketable debt securities to be impaired.

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

Interest expense for the three months ended March 31, 2023 and 2022 was less than $0.1 million. Amounts outstanding under the payment agreements are as follows (in thousands):

	March 31, 2023	December 31, 2022
Principal	$2,730	$2,730
Less: unamortized discount	(87)	(134)
Total carrying amount	2,643	2,596
Less: current portion (included in accrued and other current liabilities)	(2,257)	(2,218)
Long-term portion (included in other long-term liabilities)	$386	$378

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

In 2021, the Company entered into a noncancelable operating lease for approximately 100,000 square feet of space in Fremont, California used for its corporate headquarters and expanded laboratory facility. The lease term is 13.5 years and commenced in October 2022. The Company gained early access to the premises upon entering the lease for the purpose of constructing and installing tenant improvements, for which the landlord contributed $15.1 million. Such contributions were accounted for as lease incentives and are recognized as reductions to lease expense over the remainder of the lease term. The lease expires at the end of March 2036 and includes two options to extend the term for a period of five-years per option at prevailing market rates. The Company determined the extension options are not reasonably certain to be exercised. The lease also contains escalating rent payments.

The Company also has a noncancelable operating lease for approximately 5,100 square feet of space in Shanghai, China used for its China operations, which expires on June 30, 2024, as well as various other short-term leases.

Components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease cost
Operating lease cost	$1,749	$2,174
Short-term lease cost	99	29
Variable lease cost	493	261
Total lease cost	$2,341	$2,464

As of March 31, 2023, the Company’s operating leases had a weighted-average remaining lease term of 11.0 years and a weighted-average discount rate of 10.5%. The Company’s discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of March 31, 2023 were as follows (in thousands):

Amount
2023 (remaining nine months)	$4,907
2024	7,895
2025	7,808
2026	7,168
2027	7,189
2028 and thereafter	48,013
Total future minimum lease payments	82,980
Less: imputed interest	(36,142)
Present value of future minimum lease payments	46,838
Less: current portion of operating lease liability	(6,529)
Long-term operating lease liabilities	$40,309

Cash paid for operating lease liabilities, included in cash flows from operating activities in the condensed consolidated statements of cash flows, for the three months ended March 31, 2023 and 2022, was $0.8 million and $0.9 million, respectively.

Note 8. Stock-Based Compensation

Shares of common stock reserved for issuance under the Company’s equity incentive plans were as follows:

March 31, 2023
Outstanding stock awards	9,971,919
Reserved for future award grants	2,748,592
Reserved for future ESPP	1,082,950
Total common stock reserved for stock awards	13,803,461

Stock Option Activity

A summary of the Company’s stock option activity (excluding performance-based stock option activity summarized further below) under the 2011 Plan, 2019 Plan, and Inducement Plan for the three months ended March 31, 2023 is as follows:

	Outstanding Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2022	5,451,132	$9.90	5.31	$7
Options granted	2,076,000	2.76
Options exercised	—	—
Options forfeited or expired	(173,221)	12.67
Balance—March 31, 2023	7,353,911	$7.82	6.26	$202
Options vested and exercisable as of March 31, 2023	3,871,448	$9.19	3.37	$177

The weighted-average grant date fair value of options granted was $1.91 and $6.59 per share for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the unrecognized stock-based compensation cost of unvested options was $11.6 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Valuation of Stock Options

The Company estimated the fair value of stock options (excluding performance-based stock options discussed below) using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	5.77	6.00 - 6.08
Volatility	78.98%	68.37 - 69.10%
Risk-free interest rate	3.58%	1.62 - 2.13%
Dividend yield	–%	–%

Performance-Based Stock Option Activity

No performance-based stock option activity occurred during the three months ended March 31, 2023. As of March 31, 2023, performance-based stock options for 421,000 shares with an exercise price of $5.10 and a remaining contractual term of 0.75 years remained outstanding. The stock options are fully vested and exercisable and had no intrinsic value as of March 31, 2023.

Restricted Stock Units ("RSU") Activity and Valuation

A summary of the Company’s RSU activity under the 2019 Plan and Inducement Plan for the three months ended March 31, 2023 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2022	2,621,482	$9.33	$5,191
RSUs granted	—	—
RSUs vested	(67,406)	18.77	184
RSUs forfeited	(357,068)	8.13
Balance—March 31, 2023	2,197,008	$9.23	$6,064

As of March 31, 2023, the unrecognized stock-based compensation cost of unvested RSUs was $16.9 million, which is expected to be recognized over a weighted-average period of 2.4 years.

ESPP Activity and Valuation

During the three months ended March 31, 2023 and 2022, no shares of common stock were purchased under the ESPP. Additionally, no stock purchase rights were granted during either period.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	$1,343	$2,396
RSUs	2,123	2,168
ESPP	229	252
Total stock-based compensation expense	$3,695	$4,816

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$490	$458
Research and development	1,245	1,341
Selling, general and administrative	1,960	3,017
Total stock-based compensation expense	$3,695	$4,816

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

The Company is also subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and loss contingencies are reflected in the consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. Except for the matter described in the first two paragraphs of this Note 9, as of March 31, 2023, the Company was not involved in any material adverse legal proceedings.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss	$(28,659)	$(28,209)
Weighted-average common shares outstanding—basic and diluted	46,740,270	44,995,752
Net loss per common share—basic and diluted	$(0.61)	$(0.63)

The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	7,774,911	5,141,353
Unvested RSUs	2,197,008	1,643,609
ESPP	453,380	80,805
Total	10,425,299	6,865,767

Note 11. Restructuring and Other Charges

Restructuring and Other Charges in the condensed consolidated statements of operations consist of restructuring charges in connection with the Company's 2023 reduction in workforce and charges in connection with the closure of the Company's China operations.

Restructuring. In January 2023, the Company initiated a reduction in the Company’s workforce to reduce operating costs and improve operating efficiency. The workforce reduction affected nearly 100 employees and was substantially completed as of March 31, 2023. The Company recognized $3.1 million in one-time employee termination benefits during the three months ended March 31, 2023 in connection with the reduction in workforce, comprising separation pay and healthcare benefits payable in cash. Approximately $0.8 million of such expenses were unpaid as of March 31, 2023 and are expected to be paid during the second quarter of 2023. The Company does not expect to incur any material additional costs in connection with the reduction in workforce.

Closure of China Operations. In February 2023, the Company resolved to terminate operations, carry out liquidation work, and dissolve the Company's Personalis (Shanghai) Ltd entity in China with the objective of streamlining international operations and reducing operating costs. The Company anticipates completing the dissolution of the entity by the end of 2023. The disposal does not qualify for reporting as a discontinued operation because it does not represent a strategic shift that has or will have a major effect on our operations and financial results.

During the first three months ended March 31, 2023, expenses of $0.8 million were recognized in connection with closure activities. $0.3 million of such expenses related to one-time employee termination benefits for the Company's 12 employees located in China and were payable in cash. Substantially all of the terminations have been completed as of March 31, 2023, along with the related cash outlays. The Company does not expect to incur any material additional costs in connection with the employee terminations. The remaining $0.5 million in expenses were comprised of non-cash charges, primarily losses on disposal of fixed assets and impairments of other assets. The Company may incur additional costs as closure activities continue throughout 2023, however, such future costs are not expected to be significant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023 (the “Annual Report”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report.

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

Today, our platforms are routinely used by many of the largest oncology-focused pharmaceutical companies for analysis of patient samples in their clinical trials and drug development programs. Our advanced genomic sequencing and analytics also support the development of personalized cancer vaccines and other next-generation cancer immunotherapies. For example, we are providing genomic testing to Moderna, Inc. ("Moderna") in its ongoing clinical trials evaluating a personalized cancer vaccine. In addition, we partner with diagnostics companies by providing our advanced tumor profiling and analysis capabilities as an input to their products. More recently, we launched new diagnostic offerings for the clinical setting and are preparing for future expansion in the clinical diagnostics market. Finally, we have also pursued non-cancer related business opportunities, specifically within the population sequencing market, by providing whole genome sequencing ("WGS") services under contract with the U.S. Department of Veterans Affairs Million Veteran Program ("VA MVP").

As part of one of our new strategies for 2023 and beyond, we are working with a growing number of leading cancer centers and world-class academic research institutions to build and publish the clinical evidence-base to support our products and our key indications. Specifically, because of the high sensitivity of our technology, we aim to focus on three indications in the next 2-3 years: immunotherapy (IO) monitoring, breast cancer, and lung cancer. We have announced collaborations with Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); BC Cancer; Duke University; UCSF; and Criterium and the Academic Breast Cancer Consortium that will focus on building the evidence-base for our technology and these indications. If the key opinion leaders ("KOLs") we are collaborating with have a positive experience using our platform, we are optimistic this will support broader use of our platform by other KOLS, as well as clinicians in the future.

Our work in oncology is underpinned by our experience and capacity for next-generation sequencing at scale. We have the capacity to sequence and analyze approximately 200 trillion bases of DNA per week in our facility. We believe that our capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases. To date, we have sequenced more than 320,000 human samples, of which more than 160,000 were whole human genomes.

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

First Quarter 2023 Highlights

Total revenue increased 24%, or $3.6 million, during the first quarter of 2023 compared to the first quarter of 2022, driven by higher sales to Natera under our partnership to provide advanced tumor analysis for use in Natera's minimal residual disease ("MRD") testing offerings. Revenue from pharma tests, enterprise, and other customers was $15.9 million in the first quarter of 2023 compared to $11.7 million in the first quarter of 2022, an increase of 35%, driven by higher sales to Natera. Revenue from population sequencing was $3.0 million in the first quarter of 2023 compared to $3.5 million in the first quarter of 2022, due to a reduction in the value of annual task orders received from the VA MVP in the past two years.

We announce new product offerings, business developments, and research collaborations at various times during the year. Significant announcements during the first quarter of 2023 included the following:

•
Sharpened our strategic focus to “Win in MRD”, for cancer types that are hard to detect such as early-stage breast cancer, early-stage lung cancer, and immunotherapy monitoring. In addition, we expect to establish partnerships with companies that are in need of our ultra-sensitive MRD technology and have a commercial infrastructure to be successful in penetrating the market.
•
Announced a headcount reduction of approximately 30% and the decision to close operations in China, which is expected to reduce annualized expenses by approximately $20 million and extend our cash runway. These savings are expected to contribute to reducing our 2023 cash usage to approximately $75 million, which is expected to be down from $119 million in 2022.
•
Announced a partnership with Moderna to leverage our NeXT Platform for supporting Moderna’s personalized cancer vaccine development for clinical trial success, including for their Phase 3 melanoma trial which is evaluating mRNA-4157/V940 in combination with Merck & Co., Inc.’s Keytruda. We provide genomic test results to Moderna, leveraging our proprietary ACE coverage augmentation technology, which is exome-scale.
•
Announced a collaboration with Cancer Research UK, University College London, and the Francis Crick Institute to utilize our ultra-sensitive NeXT Personal tumor-informed liquid biopsy assay for the TRACERx study, a groundbreaking lung cancer initiative, to identify and track MRD potentially before recurrence is detected through standard of care technologies.
•
Presented new data to highlight NeXT Personal’s ultra-sensitivity in four posters at the American Association for Cancer Research (AACR) Annual Meeting 2023, including initial findings from research with University Medical Center Hamburg-Eppendorf (UKE), which showed that NeXT Personal may improve the ability to predict responses or resistance to immunotherapy earlier than imaging.
•
Extended partnership with AstraZeneca to use NeXT Personal to explore ultra-sensitive MRD measurement, including clinically relevant and personalized variant tracking, for clinical research and drug development.
•
Partnered with Criterium and the Academic Breast Cancer Consortium (ABRCC) to conduct a prospective clinical trial to validate the clinical performance of the NeXT Personal assay to evaluate MRD and subsequent recurrence in patients with early-stage, resectable triple negative breast cancer (TNBC).
•
Appointed Chris Hall as Chief Executive Officer and a member of the Board, in addition to his role as President. Promoted Aaron Tachibana to Chief Operating Officer, in addition to his role as Chief Financial Officer. Promoted Richard Chen to Executive Vice President, R&D, in addition to his role as Chief Medical Officer. All changes effective March 2023.

Components of Operating Results

Revenue

We derive our revenue primarily from sales of advanced sequencing and analytics to the following four groups of customers:

•
Pharma tests and services includes sales of testing services and data analytics for clinical trials and research to pharmaceutical companies in support of their drug development programs.
•
Enterprise sales includes sales of tumor profiling and diagnostic tests directly to other businesses as an input to their products. Revenue from our partnership with Natera to provide advanced tumor analysis for use in Natera's MRD test currently makes up substantially all of the revenue in this category.
•
Population sequencing includes sales of genomic sequencing services and data analytics to support large-scale genetic research programs. All of the revenue in this category is from our partnership with the VA MVP.
•
Other includes sales of genomic tests and analytics to universities and non-profits. This category also includes sales of diagnostics tests ordered by healthcare providers for cancer patients, which was insignificant to date in 2023.

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

We expense our research and development costs in the period in which they are incurred. We expect to increase our research and development expenses overall as we expand collaborations for clinical validation to secure reimbursement and develop our NeXT Personal test as an LDT for the clinical diagnostics market, partially offset by cost reductions from our first quarter 2023 reduction in workforce and anticipated savings from our closure of operations in China.

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

Restructuring and Other Charges

Restructuring and other charges consists of restructuring charges in connection with our 2023 reduction in workforce and charges in connection with the closure of our China operations.

Interest Income and Interest Expense

Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. Interest expense is the recognition of imputed interest on noninterest bearing loans.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency exchange gains and losses.

Results of Operations

The following sets forth, for the periods presented, our unaudited condensed consolidated statements of operations and selected financial data (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Revenue	$18,860	$15,227
Costs and expenses
Cost of revenue	14,130	10,949
Research and development	16,573	17,098
Selling, general and administrative	14,097	15,486
Restructuring and other charges	3,885	—
Total costs and expenses	48,685	43,533
Loss from operations	(29,825)	(28,306)
Interest income	1,253	144
Interest expense	(47)	(59)
Other income (expense), net	(26)	19
Loss before income taxes	(28,645)	(28,202)
Provision for income taxes	14	7
Net loss	$(28,659)	$(28,209)
Net loss per share, basic and diluted	$(0.61)	$(0.63)
Weighted-average shares outstanding, basic and diluted	46,740,270	44,995,752

	March 31, 2023	December 31, 2022
Cash and cash equivalents, and short-term investments	$148,939	$167,658
Working capital	148,629	166,568
Total assets	272,180	292,700
Total debt	2,643	2,596
Long-term obligations	44,405	41,430
Total liabilities	78,548	74,561
Total stockholders' equity	193,632	218,139

Revenue

The following table shows revenue by customer type (in thousands):

	Three Months Ended March 31,		Change
	2023	2022
Pharma tests and services	$6,333	$7,562	(16%)
Enterprise sales	9,458	4,116	130%
Population sequencing	3,005	3,501	(14%)
Other	64	48	33%
Total revenue	$18,860	$15,227	24%

The following table shows customers that made up at least 10% of total revenue in each period presented:

	Three Months Ended March 31,
	2023	2022
Natera, Inc.	50%	27%
VA MVP	16%	23%
Pfizer Inc.	*	11%
* Less than 10% of revenue

Pharma tests and services

Revenue from pharma tests and services decreased 16%, or $1.2 million, in the first quarter of 2023. This was primarily the result of non-recurring projects with certain customers as well as variability in timing and spending levels on clinical trial projects by our pharmaceutical customers in general. For example, we completed a $0.8 million ACE platform project for one of our biopharma customers in the same period in 2022 with no projects completed for the same customer in the current quarter. Additionally, revenue recognized for one of our biobank customers decreased by $0.4 million from the same period in 2022 as we are strategically shifting away from low-margin customer projects.

Enterprise sales

Revenue from enterprise sales increased 130%, or $5.3 million, in the first quarter of 2023 primarily due to an increase in the volume of samples we tested for Natera for use in Natera's MRD testing offerings, partially offset by lower selling prices as a result of volume-based tiered pricing. The number of samples processed increased over 150% in the first quarter of 2023 as compared to the same period of 2022.

Population sequencing

Population sequencing revenue is made up entirely of sales to the VA MVP. The decrease of 14%, or $0.5 million, in revenue from the VA MVP in the first quarter of 2023 was due to a reduction in the value of annual task orders received from the VA MVP in the past two years. Specifically, we received task orders with values exceeding $36.0 million each year from 2017 to 2019. In 2020, the annual task order received from the VA MVP was $30.9 million, and in 2021 the annual task order received from the VA MVP was $9.7 million. The 2021 task order was the last task order received under our prior contract with the VA MVP, which is now expired. Our conversion of orders into revenue necessarily declined beginning in the fourth quarter of 2021 through the second quarter of 2022, which is when we completed the fulfillment of all outstanding task orders under the prior contract.

In September 2022, we entered into a new contract with the VA MVP to continue providing them WGS services. The performance period under the new contract includes a base period of one year, with four one-year renewal option periods that may be exercised upon discretion of the VA MVP. We concurrently received an initial task order with a value of up to $10.0 million, of which we have recognized $3.9 million to date. We expect to recognize the remaining $6.1 million unfulfilled portion of the order by the end of the third quarter of 2023.

Other

Other revenue increased 33%, or less than $0.1 million, in the first quarter of 2023 due to higher revenue from university research projects.

Costs and Expenses

	Three Months Ended March 31,		Change
	2023	2022
	(in thousands)
Cost of revenue	$14,130	$10,949	29%
Research and development	16,573	17,098	(3%)
Selling, general and administrative	14,097	15,486	(9%)
Restructuring and other charges	3,885	—	100%
Total costs and expenses	$48,685	$43,533	12%

Cost of revenue

The increase in cost of revenue of 29% or $3.2 million, in the first quarter of 2023 was primarily due to higher revenue levels as well as higher fixed laboratory costs.

Specific components of the increase were a $1.5 million increase in raw materials costs to support higher revenue levels, a $1.0 million increase in facilities costs and maintenance on lab equipment, a $0.4 million increase in laboratory supplies and consumables (enterprise customer orders require more supplies to process as compared to other customer categories), and a $0.3 million increase in labor costs.

Research and development

The decrease in research and development expenses of 3%, or $0.5 million, in the first quarter of 2023 was primarily due to cost savings from our 2023 reduction in workforce.

Specific components of the decrease were a $1.1 million decrease in personnel-related costs primarily related to the 2023 reduction in workforce, a $0.9 million decrease in sample processing costs incurred in our laboratory for product development and collaboration activities, and a $0.2 million decrease in other expenses, partially offset by a $1.7 million increase in allocated facilities costs as a result of the R&D function moving into our new Fremont facility and consequently receiving a share of such facility costs.

Selling, general and administrative

The decrease in selling, general and administrative expenses of 9%, or $1.4 million, in the first quarter of 2023 was primarily due to cost savings from our 2023 reduction in workforce.

Specific components of the decrease were a $1.8 million decrease in personnel-related costs primarily related to the 2023 reduction in workforce, a $1.6 million decrease in facilities costs as a result of the R&D function moving into our new Fremont facility and consequently receiving a share of such facility costs that were previously allocated to SG&A, partially offset by a $1.3 million increase in depreciation of office-related fixtures and furniture (primarily driven by our new Fremont headquarters), a $0.4 million increase in professional services (primarily higher legal expenses), and a $0.3 million increase in sales-related expenses.

Restructuring and other charges

The $3.9 million in restructuring and other charges recognized during the first quarter of 2023 is comprised of $3.1 million in charges related to our 2023 reduction in workforce and $0.8 million in charges related to the closure of our China operations.

The workforce reduction affected nearly 100 employees and was substantially completed by the end of the first quarter of 2023. We recognized $3.1 million in expenses during the quarter in connection with these terminations, comprised of separation pay and healthcare benefits payable in cash. We do not expect to incur any material additional costs in connection with the terminations.

During the first quarter of 2023, expenses of $0.8 million were recognized in connection with China closure activities. $0.3 million of such expenses related to separation pay for the 12 employees located in China and were payable in cash. Substantially all of the terminations have been completed by the end of the first quarter, along with the related cash outlays. The remaining $0.5 million in expenses related to non-cash charges, primarily disposals of fixed assets and impairments of other assets. We may incur additional costs as closure activities continue throughout 2023, however, such future costs are not expected to be significant.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2023	2022
Interest income	$1,253	$144	770%
Interest expense	(47)	(59)	(20%)
Other income (expense), net	(26)	19	NM
Total	$1,180	$104

Interest income and interest expense

The increase in interest income in the first quarter of 2023 was due to increased yields on our investments. Interest expense in both periods presented was the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

Other income (expense), net during the periods presented consisted mainly of foreign currency remeasurements.

Liquidity and Capital Resources

The following tables present selected financial information and cash flow information (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents, and short-term investments	$148,939	$167,658
Property and equipment, net	61,446	61,935
Contract liabilities	6,263	1,264
Working capital	148,629	166,568

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(15,745)	$(11,357)
Net cash provided by (used in) investing activities	13,793	(3,161)
Net cash provided by financing activities	—	515

From our inception through March 31, 2023, we have funded our operations primarily from $279.0 million in net proceeds from our follow-on equity offerings in August 2020 and January 2021, $144.0 million in net proceeds from our IPO in June 2019, and $89.6 million from issuance of redeemable convertible preferred stock, as well as cash from operations and debt financings. As of March 31, 2023, we had cash and cash equivalents of $87.2 million and short-term investments of $61.8 million.

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

As of March 31, 2023, cash and cash equivalents held by foreign subsidiaries was $0.4 million. Our intent is to indefinitely reinvest funds held outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We announced the closure of our China operations in the current quarter and plan to repatriate any cash balances back to our headquarters by the end of 2023. Additionally, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is not significant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past.

During the three months ended March 31, 2023, cash used in operating activities of $15.7 million was a result of $28.7 million of net loss, partially reduced by non-cash expenses of $8.1 million (the most significant non-cash expenses were $3.7 million of stock-based compensation and $2.8 million of depreciation and amortization) and a net positive change in working capital of $4.9 million (primarily due to a $5.0 million customer prepayment).

During the three months ended March 31, 2023, cash provided by investing activities was $13.8 million due to $17.6 million of net proceeds from short-term investments, partially offset by $3.8 million in property and equipment purchases.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of variable costs of revenue, operating expenditures, capital expenditures, property leases, and other. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $148.9 million as of March 31, 2023, as well as anticipated cash receipts from customers. To fund our material cash requirements in the short- and long-term, we may also seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

Variable costs of revenue. From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of raw materials, laboratory supplies and consumables to be used in the sequencing of customer samples. However, we generally do not have binding and enforceable purchase orders beyond the short term, and the timing and magnitude of purchase orders beyond such period is difficult to accurately project. We currently expect spending in this area to increase in 2023 relative to 2022 to support expected higher levels of revenue.

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

Capital expenditures. Capital expenditures are expected to decrease significantly from 2022 levels as we have substantially completed the one-time build-out of our new headquarters and laboratory facility in Fremont, California as of the end of 2022. Going forward, our capital expenditures are expected to consist primarily of laboratory equipment and computer equipment. We currently expect capital expenditures to be between $5 million to $7 million in each of the years 2023, 2024, and 2025.

Property leases. Our noncancelable operating lease payments were $83.0 million as of March 31, 2023. The timing of these future payments, by year, can be found in Part I, Item 1 of this Form 10-Q in the Notes to Unaudited Condensed Consolidated Financial Statements in Note 7, “Leases.”

Other. As of March 31, 2023, we had three noninterest bearing loans to finance the purchase of $6.9 million of computer hardware, internal use software licenses, and related ongoing support. In connection with the loans, we made payments of $2.3 million in 2022 and no payments in the three months ended March 31, 2023. Remaining payments of $1.9 million and $0.4 million are due in the second and third quarters of 2023, respectively, and $0.4 million due in 2024. Further discussion of these transactions can be found in Part I, Item 1 of this Form 10-Q in the Notes to Unaudited Condensed Consolidated Financial Statements in Note 6, “Loans.”

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2023, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors.

Summary of Risk Factors

The following is a summary of the principal risks and uncertainties that could materially adversely affect our business, financial condition, or results of operations. You should read this summary together with the more detailed description of risk factors below under the heading “Risk Factors.”

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

Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition, and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (Annual Report), which was filed with the SEC on February 23, 2023.

Operational, Strategic and Business Risks

We have a history of losses and we expect to incur significant losses for the foreseeable future and may not be able to generate sufficient revenue to achieve or sustain profitability.*

We have incurred net losses since our inception. For the years ended December 31, 2022, 2021, and 2020 we had net losses of $113.3 million, $65.2 million, and $41.3 million, respectively. For the three months ended March 31, 2023, we had a net loss of $28.7 million. As of March 31, 2023, we had an accumulated deficit of $389.1 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Some of our present or potential competitors, including Adaptive Biotechnologies Corporation, Adela, Inc., ArcherDx, Inc., which was acquired by Invitae Corporation in October 2020, BillionToOne, Inc., BostonGene Corporation, C2i Genomics, Inc., Caris Life Sciences, Inc., Covance Inc., which was acquired by Laboratory Corporation of America Holdings in February 2015, Foresight Diagnostics Inc. (“Foresight”), Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in July 2018, Freenome, Inc., Geneseeq Technology Inc., Genosity, Inc., which was acquired by Invitae Corporation in April 2021, GRAIL, Guardant Health, Inc., Inivata Limited, which was acquired by NeoGenomics, Inc. in June 2021, Invitae Corporation, Natera, NeoGenomics, Inc., Personal Genome Diagnostics, Inc., Predicine, Inc., Roche Molecular Systems, Inc., Strata Oncology, Inc., and Tempus, Inc., may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD testing offerings. During the three months ended March 31, 2023, revenue under our agreement accounted for 50% of our total revenue. See “—We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” In addition, our present or potential competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services, which could force us to lower the price of our services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized products or services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, or if we cannot maintain successful customer or supply relationships with Natera, Illumina or other present or potential competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenue or achieving or sustaining profitability.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from one of our largest customers, Natera, and in the past have derived a substantial portion of our revenue from another of our largest customers, the VA MVP.*

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from the VA MVP, which accounted for 16% and 23% of our revenue for the three months ended March 31, 2023 and 2022, respectively. Revenue from Natera accounted for 50% and 27% of our revenue for the three months ended March 31, 2023 and 2022, respectively. Our top five customers, including the VA MVP and Natera, accounted for 84% and 73% of our revenue for the three months ended March 31, 2023 and 2022, respectively. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond the VA MVP and Natera, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, while we have long-term contractual arrangements with certain of our customers, including Natera, these customers are not required to purchase a minimum number of analyses. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if we do not win future VA MVP renewals with a value comparable to that of our historical contracted orders, it may have a material adverse effect on our revenue, cash position, and results of operations. Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Likewise, if Natera or any of our other significant customers were to reduce or cease their use of our services, then our revenue, cash position, and results of operations may be materially adversely impacted. Further, if any of our significant customers were to stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.*

In February 2021, we entered into a partnership in the field of personalized oncology with Natera, pairing our NeXT tumor profiling and diagnostic services and products with Natera’s personalized ctDNA platform Signatera™ for treatment monitoring and MRD assessment. Under this non-exclusive agreement, Natera is responsible for validating the design of, and commercialization of, Signatera personalized ctDNA assays using matched tumor and normal exome sequence data from us. The agreement covers MRD testing for both clinical use and research use. Since that time, Natera’s sample volumes have increased such that we currently derive a significant portion of our revenue from sales of our DNA sequencing and data analysis services to Natera under our agreement. For example, in the first three months of 2023, revenue under our agreement accounted for 50% of our total revenue. While our agreement with Natera is a long-term contractual arrangement, Natera is not required to purchase a minimum number of analyses from us under the agreement, and we have only limited visibility to Natera’s forecasted sample volumes for future periods. We are aware that Natera has at least one third party supplier of DNA sequencing and analysis services, such that Natera has elected, and may continue to elect in the future, to send a portion (or all) of its samples to its other supplier(s) instead of us, which it is not contractually prohibited from doing, given the non-exclusive nature of our agreement. Natera may also bring a portion (or all) of such services in-house in the future, which may result in them purchasing fewer (or no) such services from us, or none from us at all. Our agreement with Natera requires us to achieve certain quality and turnaround time metrics for Natera samples. Recently, the volumes of samples sent to us by Natera have fluctuated significantly and may continue to do so in the future, which could cause us to experience difficulty in achieving such metrics from time to time, or to meet our other obligations under our agreement. If we consistently fail to achieve such metrics, or any of our other obligations under our agreement with Natera, Natera may elect to send a portion (or all) of its samples to its other supplier(s) and/or bring such services in-house.

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

If our facilities become damaged or inoperable, or we are required to vacate the facilities, our ability to sell and provide our services and pursue our research and development efforts may be jeopardized.*

We currently derive our revenue from our genomic analysis conducted in our laboratories. Currently, our only clinical reference or research and development laboratory facilities are our facilities in Menlo Park, California and Fremont, California. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fires, earthquakes, flooding, and power outages, which may render it difficult or impossible for us to sell or perform our services for some period of time. Northern California has recently experienced serious fires and the San Francisco Bay Area is considered to lie in an area with earthquake risk. The inability to sell or to perform our sequencing and analysis services, disruptions in our operations, or the backlog of samples that could develop if our facilities are inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation or such relationships in the future. For example, from January 2023 through April 2023, we experienced substantial disruption to our use of the Fremont facility due to a failure of an electrical bus duct serving the facility. See “—The process of opening our new laboratory facilities in Fremont, California has diverted and could continue to divert management’s attention and has disrupted and could continue to disrupt our ongoing business.” Furthermore, our facilities and the equipment we use to perform our services and our research and development work could be costly and time-consuming to repair or replace.

Additionally, a key component of our research and development process involves using biological samples as the basis for the development of our services, and our services typically involve using biological samples provided by or on behalf of our customers or collaborators. In some cases, these samples are difficult to obtain. If the parts of our laboratory facilities where we store these biological samples were damaged or compromised, or if these biological samples or the resulting data were otherwise lost, damaged or compromised due to equipment malfunction, human error or other causes, our ability to pursue our research and development projects or provide our services, as well as our reputation, could be jeopardized. For example, we have experienced from time to time, and may experience in the future, equipment malfunctions that have resulted in lost, damaged or compromised samples or resulting data. We carry insurance for damage to our property or to our customer's property while in our possession, and we also carry insurance for the disruption of our business, but these types of insurance may not be sufficient to cover all of our potential losses or liabilities and may not continue to be available to us on acceptable terms, if at all.

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

The loss of key members of our executive management team could adversely affect our business.*

Our success in implementing our business strategy depends largely on the skills, experience, and performance of key members of our executive management team and others in key management positions. The collective efforts of each of our executives and others working with them as a team are critical to us as we continue to develop our technologies, services, products, and research and development programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies, and implementing our business strategy. Effective December 31, 2022, John West retired from his role as our Chief Executive Officer. Aaron Tachibana, our Chief Financial Officer, served as our interim Chief Executive Officer from December 31, 2022 until March 2, 2023, when Christopher Hall, who served as our SVP and Head, Diagnostics Business, was appointed Chief Executive Officer, in addition to his role as our President. As with any change in leadership, there is a risk to organizational effectiveness and employee retention as well as the potential for disruption to our business. Integrating members into new or different management roles could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. Each member of our executive management team has an employment agreement; however, the existence of an employment agreement does not guarantee retention of members of our executive management team, and we may not be able to retain those individuals or replace them in the event we lose their services. We do not maintain “key person” life insurance on any of our employees.

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

The process of opening our new laboratory facilities in Fremont, California has diverted and could continue to divert management’s attention and has disrupted and could continue to disrupt our ongoing business.*

We have relocated our corporate headquarters to Fremont, California. We also plan to move our laboratory operations to our Fremont facility in 2023. These efforts have involved, and will continue to involve, significant tenant improvements, construction and regulatory compliance activities to be undertaken. Such efforts have distracted and may continue to distract management from current operations, have disrupted and may continue to disrupt planned research, development or regulatory compliance activities, and have resulted in and may continue to result in greater than expected liabilities and expenses, any of which could result in a material adverse effect on our business prospects, financial condition, or results of operations. For example, delays in the completion of updates to our new corporate headquarters delayed our previously planned move-in date. Additionally, from January 2023 through April 2023, we experienced substantial disruption to our use of the Fremont facility due to a failure of an electrical bus duct serving the facility. We used backup generators to power our laboratories and emergency lights at the facility through February 2023 but were unable to use the office portions of the facility, or use the facility's heating, ventilation and air conditioning system during this time. We were able to restore full power to the facility on a temporary basis during March 2023 and April 2023 using additional generators, and regular electrical service to the facility has since been restored. However, we may experience additional disruptions in the future. We incurred costs in maintaining temporary power to the facility and in attempting to permanently remedy the problem, including obtaining additional backup generators, equipment, and back up batteries, and purchasing fuel for the generators on a daily basis. While the bus duct and related electrical main equipment are the landlord’s responsibility under our lease for the facility, and we expect the landlord to reimburse our costs incurred in connection with remedying the electrical failure, there is no guarantee we will be successful in obtaining such reimbursement within a reasonable timeframe or at all. If we experience additional disruptions to our power supply, it could further delay the completion of our move to the Fremont facility, may result in a loss in productivity, including delays to research and development programs, and could render it difficult or impossible for us to sell or perform certain of our services for some period of time. Additionally, if the backup generators were to fail, it could result in damage to biological samples stored within the Fremont facility, which may include certain customer samples. See “—If our facilities become damaged or inoperable, or we are required to vacate the facilities, our ability to sell and provide our services and pursue our research and development efforts may be jeopardized."

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

Any collaboration arrangements that we have entered into or may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our services and products.*

Any current or future collaborations, including any strategic alliances or any collaborations to develop companion diagnostic tests, that we have entered (for example, our collaborations with Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); BC Cancer; Duke University; UCSF; and Criterium and the Academic Breast Cancer Consortium) or may enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which include that:

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain until 2032 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”) repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates, and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the APMs, and the Merit-based Incentive Payment System. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will continue to impact physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

Pursuant to the CARES Act, the statutory phase-in of the payment reductions has been extended through 2024 with a 0% reduction cap for 2021-2022 and a 15% reduction cap for 2023 through 2025. It is unclear what impact new quality and payment programs, such as MACRA, or new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations, or cash flows. We also anticipate there will continue to be proposals by legislators at both the federal and state levels, regulators and private payers to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our tests, the coverage of or the amounts of reimbursement available for our tests from payers, including commercial payers and government payers. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

It is anticipated that CE Marks will, at least in the short term, continue to be recognized in G.B. for medical devices. The UK MDR 2002 currently provides that CE marked medical devices will continue to be accepted on the G.B. market until June 30, 2023. However, the UK government has announced its intention to extend the acceptance of CE marked medical devices on the G.B. market. New legislation to permit CE marked medical devices to be placed on the G.B. market after June 30, 2023 is anticipated in the first half of 2023. The UK government also intends to introduce legislation establishing reinforced post-market surveillance requirements later in 2023. The UK government is aiming to have core aspects of the future regulatory regime for medical devices to applicable from July 1, 2025. The nature of any new regulation in the U.K. is uncertain, and as such, we may experience delays in obtaining future access to the U.K. and other European markets. The U.K.’s departure from the EU has also impacted customs regulations and impacted timing and ease of shipments into the EU from the U.K.

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

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.*

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. In addition, on May 1, 2023, the FDIC seized First Republic Bank and sold its assets to JPMorgan Chase & Co. While the U.S. Department of Treasury, FDIC and Federal Reserve Board have implemented a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program, there is no guarantee that such programs will be sufficient. Additionally, it is uncertain whether the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

While we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations as a result of the matters relating to SVB, Signature Bank, Silvergate Capital Corp and First Republic Bank, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners or industry as a whole may be adversely impacted in ways that we cannot predict at this time.

Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.*

We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceed the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. As noted above, the FDIC recently took control of SVB, Signature Bank, Silvergate Capital Corp and First Republic Bank. While we did have an account at SVB, we were able to recover all of our deposits when the FDIC stepped in and allowed us to transfer funds held at SVB to another bank without incurring any losses. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

Future sales of shares by existing stockholders, or the perception that such sales could occur, could cause our stock price to decline.*

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of March 31, 2023, we had 46,774,490 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of March 31, 2023 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, certain holders of shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	6/24/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38943	3.1	10/31/2022
10.1*#	Amended and Restated Non-Employee Director Compensation Policy, dated March 2, 2023.
10.2*	Amended and Restated Employment Agreement dated March 7, 2023, between the Company and Aaron Tachibana.	8-K	001-38943	10.1	3/8/2023
10.3*	Amended and Restated Offer Letter, dated March 7, 2023, between the Company and Christopher Hall.	8-K	001-38943	10.2	3/8/2023
10.4*	Amended and Restated Employment Agreement dated March 8, 2023, between the Company and Richard Chen.	8-K	001-38943	10.3	3/8/2023
10.5*	Second Amended and Restated Executive Severance Agreement, dated March 7, 2023, between the Company and Aaron Tachibana.	8-K	001-38943	10.4	3/8/2023
10.6*	First Amended and Restated Executive Severance Agreement, dated March 7, 2023, between the Company and Christopher Hall.	8-K	001-38943	10.5	3/8/2023
10.7*	Second Amended and Restated Executive Severance Agreement, dated March 8, 2023, between the Company and Richard Chen.	8-K	001-38943	10.6	3/8/2023
31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Indicates management contract or compensatory plan or arrangement.

# Filed herewith.

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

Date: May 3, 2023	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer and Chief Operating Officer
(Duly Authorized Officer)