Form 10-Q
period 2023-06-30
Personalis, Inc.
filed 2023-08-08
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of registrant’s Common Stock outstanding as of August 1, 2023 was 48,518,901.

PERSONALIS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2023

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
•
our business strategies, including our aim to focus on certain indications and the timing thereof;
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
•
our success in defending and enforcing our intellectual property rights, including patents;
•
potential effects of extensive government regulation;
•
our ability to hire and retain key personnel;
•
our ability to obtain financing when needed;
•
our belief that approval of personalized cancer therapies by the U.S. Food and Drug Administration may drive benefits to our business;
•
our future business with the U.S. Department of Veterans Affairs' Million Veteran Program ("VA MVP"), Natera, Inc., and other collaboration partners and customers; and
•
our ability to maintain proper and effective internal controls.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$97,195	$89,128
Short-term investments	40,012	78,530
Accounts receivable, net	10,132	16,642
Inventory and other deferred costs	8,140	8,591
Prepaid expenses and other current assets	5,476	6,808
Total current assets	160,955	199,699
Property and equipment, net	59,486	61,935
Operating lease right-of-use assets	24,660	26,480
Other long-term assets	3,937	4,586
Total assets	$249,038	$292,700
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,847	$12,854
Accrued and other current liabilities	16,408	19,013
Contract liabilities	3,337	1,264
Total current liabilities	28,592	33,131
Long-term operating lease liabilities	40,326	41,041
Other long-term liabilities	4,034	389
Total liabilities	72,952	74,561
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 48,507,101 and 46,707,084 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	589,418	579,456
Accumulated other comprehensive loss	(313)	(912)
Accumulated deficit	(413,024)	(360,410)
Total stockholders’ equity	176,086	218,139
Total liabilities and stockholders’ equity	$249,038	$292,700

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$16,699	$18,240	$35,559	$33,467
Costs and expenses
Cost of revenue	11,907	13,959	26,037	24,908
Research and development	17,852	16,288	34,425	33,386
Selling, general and administrative	12,134	15,874	26,231	31,360
Restructuring and other charges	152	—	4,037	—
Total costs and expenses	42,045	46,121	90,730	89,654
Loss from operations	(25,346)	(27,881)	(55,171)	(56,187)
Interest income	1,465	349	2,718	493
Interest expense	(39)	(50)	(86)	(109)
Other income (expense), net	1	50	(25)	69
Loss before income taxes	(23,919)	(27,532)	(52,564)	(55,734)
Provision for income taxes	36	14	50	21
Net loss	$(23,955)	$(27,546)	$(52,614)	$(55,755)
Net loss per share, basic and diluted	$(0.50)	$(0.60)	$(1.11)	$(1.23)
Weighted-average shares outstanding, basic and diluted	47,669,513	45,637,838	47,204,891	45,316,795

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(23,955)	$(27,546)	$(52,614)	$(55,755)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(37)	(194)	(9)	(202)
Change in unrealized gain (loss) on available-for-sale debt securities	179	(195)	608	(896)
Comprehensive loss	$(23,813)	$(27,935)	$(52,015)	$(56,853)

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the Three Months Ended June 30, 2023 and 2022

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—March 31, 2023	46,774,490	$5	$583,151	$(455)	$(389,069)	$193,632
Proceeds from sales of common stock under ATM facility, net of commissions	900,000	—	1,873	—	—	1,873
Proceeds from exercise of stock options	8	—	—	—	—	—
Proceeds from ESPP	468,643	—	909	—	—	909
Restricted stock units vested	363,960	—	—	—	—	—
Stock-based compensation	—	—	3,485	—	—	3,485
Foreign currency translation adjustment	—	—	—	(37)	—	(37)
Unrealized gain on available-for-sale debt securities	—	—	—	179	—	179
Net loss	—	—	—	—	(23,955)	(23,955)
Balance—June 30, 2023	48,507,101	$5	$589,418	$(313)	$(413,024)	$176,086

Balance—March 31, 2022	45,250,087	$5	$562,889	$(875)	$(275,304)	$286,715
Proceeds from exercise of stock options	195,839	—	463	—	—	463
Proceeds from ESPP	204,775	—	974	—	—	974
Restricted stock units vested	240,757	—	—	—	—	—
Stock-based compensation	—	—	4,415	—	—	4,415
Foreign currency translation adjustment	—	—	—	(194)	—	(194)
Unrealized loss on available-for-sale debt securities	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	(27,546)	(27,546)
Balance—June 30, 2022	45,891,458	$5	$568,741	$(1,264)	$(302,850)	$264,632

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the Six Months Ended June 30, 2023 and 2022

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2022	46,707,084	$5	$579,456	$(912)	$(360,410)	$218,139
Proceeds from sales of common stock under ATM facility, net of commissions	900,000	—	1,873	—	—	1,873
Proceeds from exercise of stock options	8	—	—	—	—	—
Proceeds from ESPP	468,643	—	909	—	—	909
Restricted stock units vested	431,366	—	—	—	—	—
Stock-based compensation	—	—	7,180	—	—	7,180
Foreign currency translation adjustment	—	—	—	(9)	—	(9)
Unrealized gain on available-for-sale debt securities	—	—	—	608	—	608
Net loss	—	—	—	—	(52,614)	(52,614)
Balance—June 30, 2023	48,507,101	$5	$589,418	$(313)	$(413,024)	$176,086

Balance—December 31, 2021	44,904,512	$4	$557,558	$(166)	$(247,095)	$310,301
Proceeds from exercise of stock options	475,044	1	978	—	—	979
Proceeds from ESPP	204,775	—	974	—	—	974
Restricted stock units vested	307,127	—	—	—	—	—
Stock-based compensation	—	—	9,231	—	—	9,231
Foreign currency translation adjustment	—	—	—	(202)	—	(202)
Unrealized loss on available-for-sale debt securities	—	—	—	(896)	—	(896)
Net loss	—	—	—	—	(55,755)	(55,755)
Balance—June 30, 2022	45,891,458	$5	$568,741	$(1,264)	$(302,850)	$264,632

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(52,614)	$(55,755)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	7,180	9,231
Depreciation and amortization	5,630	3,594
Noncash operating lease cost	1,120	2,443
Amortization of premium (discount) on short-term investments	(740)	481
Noncash restructuring and other charges	476	—
Other	234	19
Changes in operating assets and liabilities
Accounts receivable	6,510	5,591
Inventory and other deferred costs	295	(2,276)
Prepaid expenses and other assets	1,538	2,144
Accounts payable	(1,353)	80
Accrued and other current liabilities	(2,357)	(165)
Contract liabilities	5,703	(3,626)
Operating lease liabilities	2,219	(45)
Other long-term liabilities	—	(422)
Net cash used in operating activities	(26,159)	(38,706)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(23,894)	(90,060)
Proceeds from maturities of available-for-sale debt securities	63,755	123,405
Purchases of property and equipment	(6,519)	(18,944)
Lease incentive cash receipts	—	5,459
Net cash provided by investing activities	33,342	19,860
Cash flows from financing activities:
Proceeds from sales of common stock under ATM facility, net of commissions	1,873	—
Repayments of loans	(1,857)	(1,857)
Proceeds from issuance of common stock under employee equity plans	909	1,952
Net cash provided by financing activities	925	95
Effect of exchange rates on cash, cash equivalents and restricted cash	(41)	(103)
Net change in cash, cash equivalents and restricted cash	8,067	(18,854)
Cash, cash equivalents and restricted cash, beginning of period	90,918	107,375
Cash, cash equivalents and restricted cash, end of period	$98,985	$88,521

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$97,195	$86,731
Restricted cash, included in other long-term assets	1,790	1,790
Total cash, cash equivalents and restricted cash	$98,985	$88,521

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

The Company has incurred losses to date and expects to incur additional losses for the foreseeable future. The Company continues to invest the majority of its resources in the development and growth of its business, including investments in product development and studies to prove the clinical validity and utility of the Company's tests. The Company’s activities have been financed to date primarily through the sale of its equity securities and cash from operations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The estimates include, but are not limited to, revenue recognition, useful lives assigned to long-lived assets, discount rates for lease accounting, the valuation of stock options, the valuation of stock-based awards, and provisions for income taxes and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

At-the-Market Equity Offerings

In December 2021, the Company entered into an At-the-Market ("ATM") Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”) under which it may offer and sell its common stock having aggregate sales proceeds of up to $100.0 million from time to time through BTIG as its sales agent. BTIG will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay BTIG a commission of up to 3% of the gross sales proceeds of any common stock sold through BTIG under the Sales Agreement. The Company is not obligated to make any sales of common stock under the Sales Agreement.

During the three and six months ended June 30, 2023, the Company issued and sold 0.9 million shares of its common stock under the Sales Agreement. The shares were sold at a weighted-average price of $2.12 per share. The Company received $1.9 million in proceeds, net of commissions. As of June 30, 2023, up to $98.1 million in aggregate sales of common stock remained available for sale under the Sales Agreement.

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

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2023	December 31, 2022
	2023	2022	2023	2022
Natera, Inc.	44%	38%	47%	33%	34%	43%
VA MVP	18%	22%	17%	23%	*	*
Merck & Co., Inc.	10%	*	*	*	17%	*
Pfizer Inc.	*	*	*	*	12%	10%
GSK plc	*	*	*	*	*	12%
* Less than 10% of revenue or accounts receivable

Significant Accounting Policies

As of June 30, 2023, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies” in its consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

New Accounting Pronouncements Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The accounting update also made minor changes to the impairment model for available-for-sale debt securities. The Company adopted the new guidance as of the beginning of the first quarter of 2023 by means of a cumulative-effect adjustment to opening retained earnings. The adoption did not have a significant impact on the condensed consolidated financial statements.

Note 3. Revenue

The Company disaggregates revenue by the following four customer types:

•
Pharma tests and services includes sales of testing services and data analytics for clinical trials and research to pharmaceutical companies in support of their drug development programs. Individual contracts typically contemplate a single project and involve a range of tests and analytics deliverables from the Company that are suitable for each particular project.
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

•
Population sequencing includes sales of genomic sequencing services and data analytics to support large-scale genetic research programs. The Company is typically contracted to deliver whole genome sequencing and provide data that can be used for analysis across a large volume of samples. All of the revenue within this category is from the Company's partnership with the VA MVP.
•
Other includes sales of genomic tests and analytics to universities and non-profits.

The following table presents the Company’s revenue disaggregated by customer type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pharma tests and services	$6,083	$7,257	$12,416	$14,819
Enterprise sales	7,386	6,891	16,844	11,007
Population sequencing	3,000	4,055	6,005	7,556
Other	230	37	294	85
Total revenue	$16,699	$18,240	$35,559	$33,467

Revenue from countries outside of the United States, based on the billing addresses of customers, represented approximately 6% of the Company's revenue for each of the three months ended June 30, 2023 and 2022, and approximately 10% and 11% for the six months ended June 30, 2023 and 2022, respectively.

Contract Assets and Liabilities

Contract assets as of June 30, 2023 and December 31, 2022 were immaterial.

Amounts collected in advance of services being provided are deferred as contract liabilities in the condensed consolidated balance sheets. The associated revenue is recognized, and the contract liability is reduced, as the contracted services are subsequently performed. The balance of contract liabilities was $7.0 million (of which $3.6 million was included within "Long-term liabilities") and $1.3 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, amounts related to unsatisfied services under contracts with an original expected duration of more than one year was $5.5 million. The Company expects to recognize approximately $1.9 million of this amount in the next 12 months, and the remaining $3.6 million in the 12 months after that. Revenue recognized that was included in the contract liability balance at the beginning of each reporting period was immaterial for the three and six months ended June 30, 2023, and was $3.0 million and $3.6 million for the three and six months ended June 30, 2022.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$4,771	$6,384
Other deferred costs	3,369	2,207
Total inventory and other deferred costs	$8,140	$8,591

Property and equipment. Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 was $2.8 million and $1.8 million, respectively, and for the six months ended June 30, 2023 and 2022 was $5.6 million and $3.6 million, respectively. Accumulated depreciation and amortization was $32.4 million and $26.9 million as of June 30, 2023 and December 31, 2022, respectively.

Restricted cash. The Company’s restricted cash is pledged as collateral for a standby letter of credit related to a property lease. The balance of restricted cash was $1.8 million as of June 30, 2023 and December 31, 2022, and is included in other long-term assets.

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation	$7,057	$9,008
Operating lease liabilities	7,643	5,391
Loans—current portion (Note 6)	430	2,218
Accrued liabilities	789	1,700
Employee ESPP contributions	367	543
Accrued taxes	100	123
Customer deposits	22	30
Total accrued and other current liabilities	$16,408	$19,013

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$2,112	$—	$—	$2,112
Money market funds	50,650	—	—	50,650	Level 1
Commercial paper	39,444	—	(10)	39,434	Level 2
U.S. government securities	4,997	2	—	4,999	Level 2
Total cash and cash equivalents	97,203	2	(10)	97,195
Short-term investments:
Commercial paper	9,969	—	(11)	9,958	Level 2
U.S. agency securities	5,369	1	(6)	5,364	Level 2
U.S. government securities	24,742	1	(53)	24,690	Level 2
Total short-term investments	40,080	2	(70)	40,012
Total assets measured at fair value	$137,283	$4	$(80)	$137,207

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$5,615	$—	$—	$5,615
Money market funds	31,401	—	—	31,401	Level 1
Commercial paper	47,135	—	(15)	47,120	Level 2
U.S. government securities	4,991	1	—	4,992	Level 2
Total cash and cash equivalents	89,142	1	(15)	89,128
Short-term investments:
Commercial paper	13,097	—	(51)	13,046	Level 2
U.S. agency securities	9,445	—	(105)	9,340	Level 2
U.S. government securities	56,658	1	(515)	56,144	Level 2
Total short-term investments	79,200	1	(671)	78,530
Total assets measured at fair value	$168,342	$2	$(686)	$167,658

The Company’s marketable debt securities at June 30, 2023 have maturities due in six months or less. No security has been in a continuous unrealized loss position for more than 12 months and the Company does not consider any of its marketable debt securities to be impaired.

Note 6. Loans

Equipment and Software Loans

In April 2021, the Company entered into a secured payment agreement with a financing entity to finance the purchase of $2.4 million of internal use software licenses and related software maintenance from a vendor. The financing entity and vendor are not related. The Company is obligated to repay the financed amount in three equal payments of $0.8 million in May 2021, May 2022, and May 2023. The payment agreement is noninterest bearing and the Company concluded that such interest rate (zero) did not represent fair and adequate compensation to the financing entity for the use of the related funds. Accordingly, the Company approximated the rate at which it could obtain financing of a similar nature from other sources at the date of the transaction. The resulting imputed interest rate was 7% and was used to establish the present value of the payment agreement. The discount is recognized as interest expense in the condensed consolidated statements of operations over the life of the payment agreement.

The Company entered into two more secured payment agreements in April 2021 and July 2022, with the same financing entity, to finance the purchase of $3.1 million of computer hardware and related hardware maintenance and $1.3 million of internal use software licenses and related ongoing support, respectively. The Company is required to pay three equal payments of $1.0 million in July 2021, June 2022, and June 2023 for the first agreement, and three equal payments of $0.4 million in September 2022, September 2023, and September 2024 for the second agreement. The nature of these agreements and resulting accounting treatment are the same as the payment agreement described in the preceding paragraph, except our imputed interest rate was 9% for the July 2022 agreement.

Repayments are presented as financing cash outflows in the condensed consolidated statements of cash flows. Interest expense for all periods presented was $0.1 million or less. Amounts outstanding under the payment agreements are as follows (in thousands):

	June 30, 2023	December 31, 2022
Principal	$873	$2,730
Less: unamortized discount	(48)	(134)
Total carrying amount	825	2,596
Less: current portion (included in accrued and other current liabilities)	(430)	(2,218)
Long-term portion (included in other long-term liabilities)	$395	$378

Note 7. Leases

In 2015, the Company entered into a noncancelable operating lease for approximately 31,280 square feet of office and laboratory space. In 2020, the lease term was extended through November 2027. The lease includes escalating rent payments. In 2021, the Company amended the lease to expand the leased premises by an additional 14,710 square feet of space (the “Expansion Lease”). The Expansion Lease expired at the end of December 2022 and was not extended. The Company intends to vacate this space in the future when all office and laboratory activities have been moved to the Fremont headquarters.

In 2019, the Company entered into a noncancelable three-year operating lease for a co-located data center space, which was subsequently extended through September 2025. In April 2023, the Company expanded its data center space with an additional noncancelable three-year operating lease that extends through March 2026. Both leases include an option to extend the terms for a period of three years immediately following the expiration of the terms. The Company determined the extension options are not reasonably certain to be exercised.

In 2021, the Company entered into a noncancelable operating lease for approximately 100,000 square feet in Fremont, California used for its corporate headquarters and laboratory operations. The lease term is 13.5 years and commenced in October 2022. The Company gained early access to the premises upon entering the lease for the purpose of constructing and installing tenant improvements, for which the landlord contributed $15.1 million. Such contributions were accounted for as lease incentives and are recognized as reductions to lease expense over the lease term. The lease expires at the end of March 2036 and includes two options to extend the term for a period of five-years per option at prevailing market rates. The Company determined the extension options are not reasonably certain to be exercised. The lease also includes escalating rent payments.

The Company had an operating lease for laboratory space in Shanghai, China that was terminated early upon both parties' approval during the second quarter of 2023. The early termination did not result in any material penalties or charges in the Company's condensed consolidated statements of operations. Separately, the Company also has various other short-term leases.

Components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$1,843	$2,174	$3,592	$4,348
Short-term lease cost	25	8	124	37
Variable lease cost	390	385	883	646
Total lease cost	$2,258	$2,567	$4,599	$5,031

As of June 30, 2023, the Company’s operating leases had a weighted-average remaining lease term of 10.6 years and a weighted-average discount rate of 10.5%. The Company’s discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of June 30, 2023 were as follows (in thousands):

Amount
2023 (remaining six months)	$3,850
2024	8,383
2025	8,306
2026	7,292
2027	7,189
2028 and thereafter	48,013
Total future minimum lease payments	83,033
Less: imputed interest	(35,064)
Present value of future minimum lease payments	47,969
Less: current portion of operating lease liability	(7,643)
Long-term operating lease liabilities	$40,326

Cash paid for operating lease liabilities, included in cash flows from operating activities in the condensed consolidated statements of cash flows, for the six months ended June 30, 2023 and 2022, was $2.2 million and $1.9 million, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the six months ended June 30, 2023 and 2022 were $1.3 million and zero, respectively.

Note 8. Stock-Based Compensation

Shares of common stock reserved for issuance under the Company’s equity incentive plans were as follows:

June 30, 2023
Outstanding stock awards	9,478,696
Reserved for future award grants	3,227,847
Reserved for future ESPP	614,307
Total common stock reserved for stock awards	13,320,850

Stock Option Activity

A summary of the Company’s stock option activity (excluding performance-based stock option activity summarized further below) under the 2011 Plan, 2019 Plan, and Inducement Plan for the six months ended June 30, 2023 is as follows:

	Outstanding Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2022	5,451,132	$9.90	5.31	$7
Options granted	2,510,500	2.66
Options exercised	(8)	2.44
Options forfeited or expired	(633,716)	9.53
Balance—June 30, 2023	7,327,908	$7.45	6.26	$2
Options vested and exercisable as of June 30, 2023	3,983,216	$9.04	3.68	$2

The weighted-average grant date fair value of options granted was $1.51 and $3.19 per share for the three months ended June 30, 2023 and 2022, and $1.84 and $3.99 per share for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the unrecognized stock-based compensation cost of unvested options was $10.1 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Valuation of Stock Options

The Company estimated the fair value of stock options (excluding performance-based stock options discussed below) using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	5.50 - 6.02	5.50 - 6.08	5.50 - 6.02	5.50 - 6.08
Volatility	78.47 - 79.31%	69.70 - 71.56%	78.47 - 79.31%	68.37 - 71.56%
Risk-free interest rate	3.47 - 3.98%	2.82 - 3.39%	3.47 - 3.98%	1.62 - 3.39%
Dividend yield	–%	–%	–%	–%

Performance-Based Stock Option Activity

No performance-based stock option activity occurred during the six months ended June 30, 2023. As of June 30, 2023, performance-based stock options for 421,000 shares with an exercise price of $5.10 and a remaining contractual term of 0.50 years remained outstanding. The stock options are fully vested and exercisable and had no intrinsic value as of June 30, 2023.

Restricted Stock Units ("RSU") Activity and Valuation

A summary of the Company’s RSU activity under the 2019 Plan and Inducement Plan for the six months ended June 30, 2023 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2022	2,621,482	$9.33	$5,191
RSUs granted	23,200	2.20
RSUs vested	(431,366)	10.60	979
RSUs forfeited	(483,528)	9.05
Balance—June 30, 2023	1,729,788	$8.99	$3,252

As of June 30, 2023, the unrecognized stock-based compensation cost of unvested RSUs was $13.7 million, which is expected to be recognized over a weighted-average period of 2.3 years.

ESPP Activity and Valuation

During the six months ended June 30, 2023 and 2022, 468,643 and 204,775 shares of common stock were purchased under the ESPP. The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Three and Six Months Ended June 30,
	2023	2022
Expected term (in years)	0.50	0.50
Volatility	84.88%	82.35%
Risk-free interest rate	5.14%	1.49%
Dividend yield	–%	–%
Grant-date fair value per share	$0.91	$2.23

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$1,505	$2,008	$2,848	$4,404
RSUs	1,757	2,227	3,880	4,395
ESPP	223	180	452	432
Total stock-based compensation expense	$3,485	$4,415	$7,180	$9,231

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$436	$445	$926	$903
Research and development	1,241	1,319	2,486	2,660
Selling, general and administrative	1,808	2,651	3,768	5,668
Total stock-based compensation expense	$3,485	$4,415	$7,180	$9,231

Note 9. Commitments and Contingencies

Contingencies

On August 2, 2022, the Company filed a complaint in the U.S. District Court for the District of Colorado (the "District Court") against Foresight Diagnostics Inc. (“Foresight”) for patent infringement. The complaint is based on the Company’s U.S. Patent No. 10,450,611 (the “’611 Patent”), entitled “Personalized Genetic Testing,” our U.S. Patent No. 11,299,783 (the “’783 Patent”), entitled “Methods and Systems For Genetic Analysis,” and our U.S. Patent No. 11,384,394 (the “’394 Patent”), entitled “Methods and Systems for Genetic Analysis.” The ‘611 Patent was granted on October 22, 2019, and relates to methods for personalized genetic testing by performance of sequencing assays on biological samples. The ‘783 Patent was granted on April 12, 2022, and relates to methods for sample processing and data analysis by performance of sequencing assays on biological samples that can aid in the diagnosis, monitoring, treatment, and prevention of one or more diseases. The ‘394 Patent was granted on July 12, 2022, and relates to methods for sample processing and analysis to aid in the diagnosis, monitoring, treatment, and prevention of disease. On August 17, 2022, the Company filed an amended complaint for patent infringement against Foresight. The amended complaint added our U.S. Patent No.

11,408,033 (the “’033 Patent”), entitled “Methods and Systems for Genetic Analysis.” The ‘033 Patent was granted on August 9, 2022, and relates to methods for sample processing and analysis to aid in the diagnosis, monitoring, treatment, and prevention of disease. The Company is seeking remedies including injunctive relief, damages and costs. On October 12, 2022, Foresight filed its answer and counterclaims in the matter, alleging and seeking declaratory judgement that its solid tumor recurrence test does not infringe the Company’s asserted patents and that the claims of our asserted patents are invalid and/or unenforceable. On November 2, 2022, the Company filed its answer to Foresight’s counterclaims. The Company intends to vigorously defend against these counterclaims.

Between November 30, 2022 and February 10, 2023, inclusive, Foresight filed four inter partes review petitions with the USPTO, seeking to invalidate the four patents that we are asserting against Foresight in our patent infringement action. Also on November 30, 2022, Foresight filed a motion to stay our patent infringement action in the District Court pending the resolution of the inter partes review proceedings that Foresight has requested. On January 24, 2023, the District Court granted Foresight’s motion to stay. On June 13, 2023, the USPTO issued decisions granting inter partes reviews of the '394 and '033 Patents. On August 8, 2023, the USPTO issued decisions granting inter partes reviews of the '611 and '783 Patents.

On June 26, 2023, the Company filed a second complaint in the District Court against Foresight for patent infringement. The complaint is based on the Company’s U.S. Patent No. 11,584,968 (the “’968 Patent”), entitled “Methods For Using Mosaicism in Nucleic Acids Sampled Distal to Their Origin,” our U.S. Patent No. 11,649,507 (the “’507 Patent”), entitled “Methods for Using Mosaicism in Nucleic Acids Sampled Distal to Their Origin,” and our U.S. Patent No. 11,643,685 (the “’685 Patent”), entitled “Methods and Systems For Genetic Analysis.” The ’968 Patent was granted on February 21, 2023, and relates to methods for improving detection and monitoring of human diseases. The ’507 Patent was granted on May 16, 2023, and relates to methods for detection and monitoring of human disease by providing spatial or developmental localization of mutations within the body which is used in monitoring states of health in tissues of the body. The ’685 Patent was granted on May 9, 2023, and relates to methods for sample processing and analysis to aid in the diagnosis, monitoring, treatment, and prevention of disease. The Company is seeking remedies including injunctive relief, damages and costs. Foresight has yet to file its answer in the matter.

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

The Company is also subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and loss contingencies are reflected in the consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. Except for the matter described in the first three paragraphs of this Note 9, as of June 30, 2023, the Company was not involved in any material adverse legal proceedings.

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

Note 10. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding in-the-money stock options, assumed release of outstanding RSUs, and assumed issuance of common stock under the ESPP using the treasury stock method. The Company incurred net losses in the periods presented, and as a result, potential common shares from stock options, RSUs, and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(23,955)	$(27,546)	$(52,614)	$(55,755)
Weighted-average common shares outstanding—basic and diluted	47,669,513	45,637,838	47,204,891	45,316,795
Net loss per common share—basic and diluted	(0.50)	$(0.60)	$(1.11)	$(1.23)

The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	7,748,908	5,051,580	7,748,908	5,051,580
Unvested RSUs	1,729,788	1,548,567	1,729,788	1,548,567
ESPP	427,009	125,613	427,009	125,613
Total	9,905,705	6,725,760	9,905,705	6,725,760

Note 11. Restructuring and Other Charges

Restructuring and Other Charges in the condensed consolidated statements of operations consist of restructuring charges in connection with the Company's 2023 reduction in workforce and charges in connection with the closure of the Company's China operations.

Restructuring. In January 2023, the Company initiated a reduction in the Company’s workforce to reduce operating costs and improve operating efficiency. The workforce reduction affected nearly 100 employees and was substantially completed during the first quarter of 2023. The Company recognized $3.1 million in one-time employee termination benefits during the first quarter of 2023 in connection with the reduction in workforce, comprising separation pay and healthcare benefits payable in cash, all of which were paid as of June 30, 2023.

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

During the three and six months ended June 30, 2023, expenses of $0.1 million and $0.9 million were recognized, respectively, in connection with closure activities. $0.3 million of such expenses related to one-time employee termination benefits for the Company's 12 employees located in China and were payable in cash. Substantially all of the terminations were completed during the first quarter of 2023, along with the related cash outlays. The remaining $0.6 million in expenses were comprised primarily of non-cash charges, including losses on disposal of fixed assets and impairments of other assets. The Company may incur additional costs as closure activities continue throughout 2023, however, such future costs are not expected to be significant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023 (the “Annual Report”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report.

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

As part of one of our new strategies for 2023 and beyond, we are working with a growing number of leading cancer centers and world-class academic research institutions to build and publish the clinical evidence-base to support our products and our key indications. Specifically, because of the high sensitivity of our technology, we aim to focus on three indications in the next 2-3 years: immunotherapy (IO) monitoring, breast cancer, and lung cancer. We have collaborations with Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); Vall d'Hebron Institute of Oncology ("VHIO"); BC Cancer; Duke University; UCSF; and Criterium and the Academic Breast Cancer Consortium that will focus on building the evidence-base for our technology and these indications. If the key opinion leaders ("KOLs") we are collaborating with have a positive experience using our platform, we are optimistic this will support broader use of our platform by other KOLS, as well as clinicians in the future.

Our work in oncology is underpinned by our experience and capacity for next-generation sequencing at scale. We have the capacity to sequence and analyze approximately 200 trillion bases of DNA per week in our facility. We believe that our capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases. To date, we have sequenced more than 340,000 human samples, of which more than 170,000 were whole human genomes.

In October 2022, we relocated our corporate headquarters from Menlo Park, California to a new facility in Fremont, California. We signed a 13.5-year lease that extends to 2036 for the 100,000 square foot facility, which is approximately triple the size of our Menlo Park location. The new facility allows for expansion of our laboratory to support pharmaceutical customers and clinical diagnostic testing. In addition, the new space is intended to support the expansion of research and development efforts to bring leading edge products and services to the marketplace. We intend to vacate our Menlo Park facility in the future when all office and laboratory activities have been moved to the Fremont headquarters.

Second Quarter 2023 Highlights

Total revenue decreased 8%, or $1.5 million, during the second quarter of 2023 compared to the same period of last year, primarily due to lower revenue from pharma tests and population sequencing. Revenue from pharma tests was $6.1 million in the second quarter of 2023 compared to $7.3 million in the second quarter of 2022, a decrease of 16%. Revenue from population sequencing was $3.0 million in the second quarter of 2023 compared to $4.0 million in the second quarter of 2022, a decrease of 26%. Partially offsetting these decreases was higher sales to Natera under our partnership to provide advanced tumor analysis for use in Natera's minimal residual disease ("MRD") testing offerings, which increased from $6.9 million in the second quarter of 2022 to $7.4 million in the second quarter of 2023, or 7%.

We announce new product offerings, business developments, and research collaborations at various times during the year. Significant developments during the second quarter of 2023 included the following:

•
Announced a collaboration with National Cancer Center Hospital East and Ono Pharmaceutical Co. Ltd to perform exploratory biomarker analysis using highly sensitive and comprehensive genomic tests from Personalis to better predict immunotherapy response for resectable rectal cancer with mismatch repair deficiency (dMMR).
•
Received notice from the VA MVP that it has exercised the first of four one-year renewal options under the September 2022 contract.
•
Filed second patent infringement lawsuit against Foresight Diagnostics as part of the Company’s continuing efforts to protect its investment and industry-leading intellectual property position in whole genome, tumor-informed minimal residual disease (MRD) testing.

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

Costs and Expenses

Cost of Revenue

Cost of revenue consists of raw materials costs, personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits), laboratory supplies and consumables, depreciation and maintenance on equipment, and allocated facilities and information technology (“IT”) costs. We expect variability in our gross margins over the medium-term due to fluctuations in customer mix and volume, investments in new capabilities such as automation of laboratory workflows, processing of diagnostic tests for the clinical market while we work to secure reimbursement, and costs related to our new Fremont facility. Over the long-term, we anticipate higher gross margins as growing revenue leads to economies of scale.

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

We expense our research and development costs in the period in which they are incurred. We expect research and development expenses to stabilize overall in the medium term as we expand collaborations for clinical validation to secure reimbursement and develop our NeXT Personal test as an LDT for the clinical diagnostics market, offset by cost reductions from our first quarter 2023 reduction in workforce and anticipated savings from our closure of operations in China.

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

Selling, general and administrative expenses have decreased significantly since the completion of our first quarter 2023 reduction in workforce. We expect slight increases from this lower level going forward due to investments in our diagnostic sales outreach efforts.

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

Results of Operations

The following sets forth, for the periods presented, our unaudited condensed consolidated statements of operations and selected financial data (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$16,699	$18,240	$35,559	$33,467
Costs and expenses
Cost of revenue	11,907	13,959	26,037	24,908
Research and development	17,852	16,288	34,425	33,386
Selling, general and administrative	12,134	15,874	26,231	31,360
Restructuring and other charges	152	—	4,037	—
Total costs and expenses	42,045	46,121	90,730	89,654
Loss from operations	(25,346)	(27,881)	(55,171)	(56,187)
Interest income	1,465	349	2,718	493
Interest expense	(39)	(50)	(86)	(109)
Other income (expense), net	1	50	(25)	69
Loss before income taxes	(23,919)	(27,532)	(52,564)	(55,734)
Provision for income taxes	36	14	50	21
Net loss	$(23,955)	$(27,546)	$(52,614)	$(55,755)
Net loss per share, basic and diluted	$(0.50)	$(0.60)	$(1.11)	$(1.23)
Weighted-average shares outstanding, basic and diluted	47,669,513	45,637,838	47,204,891	45,316,795

	June 30, 2023	December 31, 2022
Cash and cash equivalents, and short-term investments	$137,207	$167,658
Working capital	132,363	166,568
Total assets	249,038	292,700
Total debt	825	2,596
Long-term obligations	44,360	41,430
Total liabilities	72,952	74,561
Total stockholders' equity	176,086	218,139

Revenue

The following table shows revenue by customer type (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2023	2022		2023	2022
Pharma tests and services	$6,083	$7,257	(16%)	$12,416	$14,819	(16%)
Enterprise sales	7,386	6,891	7%	16,844	11,007	53%
Population sequencing	3,000	4,055	(26%)	6,005	7,556	(21%)
Other	230	37	522%	294	85	246%
Total revenue	$16,699	$18,240	(8%)	$35,559	$33,467	6%

The following table shows customers that made up at least 10% of total revenue in each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Natera, Inc.	44%	38%	47%	33%
VA MVP	18%	22%	17%	23%
Merck & Co., Inc.	10%	*	*	*
* Less than 10% of revenue

Pharma tests and services

Revenue from pharma tests and services decreased 16%, or $1.2 million, in the second quarter of 2023, and decreased 16%, or $2.4 million, in the first six months of 2023. This was primarily the result of variability in timing and spending levels on clinical trial projects by our pharmaceutical customers in general, and non-recurring projects with certain customers. For example, we recognized $0.5 million in revenue during the first six months of 2022 from an ImmunoID NeXT project with one of our largest pharmaceutical customers whereas we recognized no revenue from that same customer in the first six months of 2023. Additionally, revenue recognized for one of our biobank customers decreased $0.5 million during the second quarter of 2023 and $0.9 million during the first six months of 2023 as we are strategically shifting away from lower-margin pharma customer projects.

Enterprise sales

Revenue from enterprise sales increased 7%, or $0.5 million, in the second quarter of 2023, and increased 53%, or $5.8 million in the first six months of 2023. This was due to an increase in the volume of samples we tested for Natera for use in Natera's MRD testing offerings, partially offset by lower selling prices as a result of volume-based tiered pricing. The number of samples processed increased approximately 40% and 85% in the second quarter and first six months of 2023, respectively, as compared to the same periods of 2022.

We entered into a new agreement with Natera during the second quarter of 2023 that replaces the previous tiered-pricing arrangement. We agreed to new fixed prices that are lower than the prices paid by Natera under the old arrangement during the first half of 2023, in exchange for minimum volume commitments that extend through at least the first quarter of 2024.

Population sequencing

Population sequencing revenue is made up entirely of sales to the VA MVP. The decline in revenue during 2023 was related to the timing of our fulfillment of samples received from the VA MVP under our annual task orders.

In September 2022, we entered into a new contract with the VA MVP to continue providing them WGS services. The performance period under the new contract includes a base period of one year, with four one-year renewal option periods that may be exercised upon discretion of the VA MVP. We concurrently received an initial task order with a value of up to $10.0 million, of which we have recognized $6.9 million to date. We expect to recognize the remaining $3.1 million unfulfilled portion of the order during the third quarter of 2023. We have received notice from the VA MVP that it has exercised the first of the four renewal option periods. The first renewal option period extends from September 30, 2023 through September 29, 2024.

Other

Other revenue increased 522% and 246% in the second quarter and six months of 2023, respectively, or $0.2 million for both periods, due to higher revenue from university research projects.

Costs and Expenses

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2023	2022		2023	2022
	(in thousands)			(in thousands)
Cost of revenue	$11,907	$13,959	(15%)	$26,037	$24,908	5%
Research and development	17,852	16,288	10%	34,425	33,386	3%
Selling, general and administrative	12,134	15,874	(24%)	26,231	31,360	(16%)
Restructuring and other charges	152	—	100%	4,037	—	100%
Total costs and expenses	$42,045	$46,121	(9%)	$90,730	$89,654	1%

Cost of revenue

The decrease in cost of revenue of 15%, or $2.1 million, in the second quarter of 2023 was due to lower revenue levels and dedication of more laboratory resources to support sample processing required for clinical evidence generation, which is a non-revenue generating activity and thus reported as R&D expense. Specific components of the decrease were a $1.9 million decrease in shared laboratory costs due to said greater usage of our laboratory capacity for R&D activities and a $1.0 million decrease in direct material costs due to lower revenue levels, partially offset by a $0.4 million increase in facilities costs, a $0.3 million increase in laboratory supplies and consumables (enterprise customer orders require more supplies to process as compared to other customer categories), and a $0.1 million increase in labor costs.

The increase in cost of revenue of 5%, or $1.1 million, in the first six months of 2023 was primarily due to higher revenue levels as well as higher fixed laboratory costs. Specific components of the increase were a $1.1 million increase in facilities costs and maintenance on lab equipment, a $0.5 million increase in raw material costs to support higher revenue levels, a $0.5 million increase in laboratory supplies and consumables (enterprise customer orders require more supplies to process as compared to other customer categories), and a $0.3 million increase in labor costs, partially offset by a $1.2 million decrease in shared laboratory costs due to greater usage of our laboratory capacity for R&D activities.

Research and development

The increases in research and development expenses of 10%, or $1.6 million, in the second quarter of 2023, and 3%, or $1.0 million, in the first six months of 2023 were primarily due to increases in costs associated with clinical evidence generation and collaborations. Additionally, allocated facility costs have increased in 2023 as a result of the R&D function moving into our new Fremont facility.

Specific components of the increase in the second quarter of 2023 were a $2.3 million increase in sample processing costs incurred in our laboratory for product development, collaborations, and clinical evidence generation; and a $1.4 million increase in facilities costs; partially offset by a $2.1 million decrease in personnel-related costs related to the 2023 reduction in workforce.

Specific components of the increase in the first six months of 2023 were a $2.9 million increase in facilities costs and a $1.3 million increase in sample processing costs incurred in our laboratory for product development, collaborations, and clinical evidence generation, partially offset by a $3.2 million decrease in personnel-related costs primarily related to the 2023 reduction in workforce.

Selling, general and administrative

The decreases in selling, general and administrative expenses of 24%, or $3.7 million, in the second quarter of 2023, and 16%, or $5.1 million, in the first six months of 2023 were primarily due to cost savings from our 2023 reduction in workforce.

Specific components of the decrease in the second quarter of 2023 were a $2.8 million decrease in personnel-related costs primarily related to the 2023 reduction in workforce, a $1.9 million decrease in facilities costs as a result of the R&D function moving into our new Fremont facility and consequently receiving a share of such facility costs that were previously allocated to SG&A, and a $0.4 million decrease in professional services, partially offset by a $1.4 million increase in depreciation of office-related fixtures and furniture (driven by our new Fremont headquarters).

Specific components of the decrease in the first six months of 2023 were a $4.6 million decrease in personnel-related costs primarily related to the 2023 reduction in workforce and a $3.6 million decrease in facilities costs as a result of the R&D function moving into our new Fremont facility and consequently receiving a share of such facility costs that were previously allocated to SG&A, partially offset by a $2.8 million increase in depreciation of office-related fixtures and furniture (driven by our new Fremont headquarters), and a $0.3 million increase in sales-related expenses.

Restructuring and other charges

The $4.0 million in restructuring and other charges recognized during the first six months of 2023 is comprised of $3.1 million in charges related to our 2023 reduction in workforce and $0.9 million in charges related to the closure of our China operations.

The workforce reduction affected nearly 100 employees and was substantially completed during the first quarter of 2023. We recognized $3.1 million in expenses during the first quarter in connection with these terminations, comprised of separation pay and healthcare benefits payable in cash, all of which were paid as of June 30, 2023.

During the second quarter and first six months of 2023, expenses of $0.1 million and $0.9 million were recognized, respectively, in connection with China closure activities. $0.3 million of such expenses related to one-time employee termination benefits for the Company's 12 employees located in China and were payable in cash. Substantially all of the terminations were completed during the first quarter of 2023, along with the related cash outlays. The remaining $0.6 million in expenses were comprised primarily of non-cash charges, including losses on disposal of fixed assets and impairments of other assets. We may incur additional costs as closure activities continue throughout 2023, however, such future costs are not expected to be significant.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2023	2022		2023	2022
Interest income	$1,465	$349	320%	$2,718	$493	451%
Interest expense	(39)	(50)	(22%)	(86)	(109)	(21%)
Other income (expense), net	1	50	(98%)	(25)	69
Total	$1,427	$349		$2,607	$453

Interest income and interest expense

The increases in interest income in the second quarter and first six months of 2023 were due to increased yields on our investments. Interest expense in both periods presented was the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

Other income (expense), net during the periods presented consisted mainly of foreign currency remeasurements.

Liquidity and Capital Resources

The following tables present selected financial information and cash flow information (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents, and short-term investments	$137,207	$167,658
Property and equipment, net	59,486	61,935
Contract liabilities	6,967	1,264
Working capital	132,363	166,568

From our inception through June 30, 2023, we have funded our operations primarily from $279.0 million in net proceeds from our follow-on equity offerings in August 2020 and January 2021, $144.0 million in net proceeds from our IPO in June 2019, $89.6 million from issuance of redeemable convertible preferred stock, $1.9 million in net proceeds from our ATM facility, as well as cash from operations and debt financings. As of June 30, 2023, we had cash and cash equivalents of $97.2 million and short-term investments of $40.0 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments, together with cash provided by operating activities, are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our services or other risks described in this Quarterly Report on Form 10-Q, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. We filed a prospectus supplement in January 2022 pursuant to which we could offer and sell additional shares of our common stock up to an aggregate amount of $100.0 million through our ATM facility. As of June 30, 2023, $98.1 million in common stock remained available for future issuance under the facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

As of June 30, 2023, cash and cash equivalents held by foreign subsidiaries was $1.1 million, the majority of which was held by our China subsidiary. We announced the closure of our China operations early in 2023 and plan to repatriate any cash balances back to our headquarters by the end of 2023. Additionally, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is not significant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past.

Cash Flows

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(26,159)	$(38,706)
Net cash provided by investing activities	33,342	19,860
Net cash provided by financing activities	925	95

The $12.5 million decrease in cash used in operating activities during the first six months of 2023 as compared to the first six months of 2022 was primarily due to higher customer deposits received (primarily in connection with our agreement with Moderna to support its ongoing clinical trials evaluating a personalized cancer vaccine) and lower inventory purchases.

The $13.5 million increase in cash provided by investing activities during the first six months of 2023 as compared to the first six months of 2022 was primarily due to a reduction in capital expenditures, which were significantly higher during 2022 in connection with the build-out of our Fremont facility, and higher net proceeds from short-term investments.

The $0.8 million increase in cash provided by financing activities during the first six months of 2023 as compared to the first six months of 2022 was driven by $1.9 million in proceeds from sales of common stock under our ATM facility, partially offset by lower proceeds from employee stock option exercises.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of variable costs of revenue, operating expenditures, capital expenditures, property leases, and other. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $137.2 million as of June 30, 2023, as well as anticipated cash receipts from customers. To fund our material cash requirements in the short- and long-term, we may also seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

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

Capital expenditures. Capital expenditures are expected to decrease significantly from 2022 levels as we have substantially completed the one-time build-out of our new headquarters and laboratory facility in Fremont, California as of the end of 2022. Going forward, our capital expenditures are expected to consist primarily of laboratory equipment and computer equipment. We currently expect capital expenditures to be approximately $8 million in 2023 and between $5 million to $7 million in each of the years 2024 and 2025.

Property leases. Our noncancelable operating lease payments were $83.0 million as of June 30, 2023. The timing of these future payments, by year, can be found in Part I, Item 1 of this Form 10-Q in the Notes to Unaudited Condensed Consolidated Financial Statements in Note 7, “Leases.”

Other. As of June 30, 2023, we had one outstanding noninterest bearing loan that was used to finance the purchase of internal use software licenses and related ongoing support. We will make payments of $0.4 million in each of September 2023 and September 2024 to pay off this loan. Further discussion of this loan can be found in Part I, Item 1 of this Form 10-Q in the Notes to Unaudited Condensed Consolidated Financial Statements in Note 6, “Loans.”

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2023, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Operational, Strategic and Business Risks

We have a history of losses and we expect to incur significant losses for the foreseeable future and may not be able to generate sufficient revenue to achieve or sustain profitability.*

We have incurred net losses since our inception. For the years ended December 31, 2022, 2021, and 2020 we had net losses of $113.3 million, $65.2 million, and $41.3 million, respectively. For the six months ended June 30, 2023, we had a net loss of $52.6 million. As of June 30, 2023, we had an accumulated deficit of $413.0 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

If we are unable to increase sales of our current services or successfully develop and commercialize other services or products, or if we are unable to execute our sales and marketing strategy for our services or unable to gain sufficient acceptance in the market, we may fail to generate sufficient revenue to achieve profitability and sustain our business.*

We currently derive substantially all of our revenue from sales of our services. We began offering our services through our CLIA-certified, CAP-accredited, and state-licensed laboratory in 2013. We are in varying stages of research and development for other services and products that we may offer. If we are unable to increase sales of our existing services or successfully develop and commercialize other services and products, we will not generate sufficient revenue to become profitable.

In addition, as a growing genomics company, we have engaged in targeted sales and marketing activities for our services. Although we have had revenue from sales of our services since 2013, our services may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or permit us to become profitable. We will need to further establish and grow the market for our services through the expansion of our current relationships and development of new relationships with biopharmaceutical customers and through gaining acceptance in medical communities. Gaining acceptance in medical communities can be supported by, among other things, publications in leading peer-reviewed journals of results from studies using our services. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our services.

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

If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue or achieve and sustain profitability.*

Our principal competition comes from commercial and academic organizations using established and new laboratory tests to produce information that is similar to the information that we generate for our customers. These commercial and academic organizations may not utilize our services or may not believe them to be superior to those tests that they currently use or others that are developed. Further, it may be difficult to convince our customers and potential customers to use our comprehensive tests rather than simpler panels provided by our competitors. For example, the information that we provide may be more challenging or require additional resources for our customers to interpret than the information provided by our competitors’ less comprehensive assays. In addition, our suppliers or competitors may announce the development of new products, services or features that results in our customers’ or potential customers’ decision to reduce, postpone or cancel orders from us while they wait to determine which products, services or features are or will be perceived as technologically superior, more commercially successful or adopted as standards in the industry; such decisions by our customers or potential customers may be influenced by their concerns regarding the potential obsolescence of data generated using our services and features if our services or features are or will not be perceived as technologically superior, commercially successful or adopted as standards in the industry.

Some of our present or potential competitors, including Adaptive Biotechnologies Corporation, Adela, Inc., ArcherDx, Inc., which was acquired by Invitae Corporation in October 2020, BillionToOne, Inc., BostonGene Corporation, C2i Genomics, Inc., Caris Life Sciences, Inc., Covance Inc., which was acquired by Laboratory Corporation of America Holdings ("Labcorp") in February 2015, Foresight Diagnostics Inc. (“Foresight”), Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in July 2018, Freenome, Inc., Geneseeq Technology Inc., Genosity, Inc., which was acquired by Invitae Corporation in April 2021, GRAIL, Guardant Health, Inc., Haystack Oncology, Inc., which was acquired by Quest Diagnostics Incorporated in June 2023, Inivata Limited, which was acquired by NeoGenomics, Inc. in June 2021, Invitae Corporation, Natera, NeoGenomics, Inc., Personal Genome Diagnostics, Inc., which was acquired by Labcorp in February 2022, Predicine, Inc., Roche Molecular Systems, Inc., Strata Oncology, Inc., and Tempus, Inc., may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD testing offerings. During the six months ended June 30, 2023, revenue under our agreement accounted for 47% of our total revenue. See “—We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” In addition, our present or potential competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services, which could force us to lower the price of our services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized products or services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, or if we cannot maintain successful customer or supply relationships with Natera, Illumina or other present or potential competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenue or achieving or sustaining profitability.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from one of our largest customers, Natera, and in the past have derived a substantial portion of our revenue from another of our largest customers, the VA MVP.*

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from the VA MVP, which accounted for 17% and 23% of our revenue for the six months ended June 30, 2023 and 2022, respectively. Revenue from Natera accounted for 47% and 33% of our revenue for the six months ended June 30, 2023 and 2022, respectively. Our top five customers, including the VA MVP and Natera, accounted for 82% and 77% of our revenue for the six months ended June 30, 2023 and 2022, respectively. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond the VA MVP and Natera, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if we do not win future VA MVP renewals with a value comparable to that of our historical contracted orders, it may have a material adverse effect on our revenue, cash position, and results of operations. Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Likewise, if Natera or any of our other significant customers were to reduce or cease their use of our services, then our revenue, cash position, and results of operations may be materially adversely impacted. Further, if any of our significant customers were to stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.*

In February 2021, we entered into a partnership in the field of personalized oncology with Natera, pairing our NeXT tumor profiling and diagnostic services and products with Natera’s personalized ctDNA platform Signatera™ for treatment monitoring and MRD assessment. Under this non-exclusive agreement, Natera is responsible for validating the design of, and commercialization of, Signatera personalized ctDNA assays using matched tumor and normal exome sequence data from us. The agreement covers MRD testing for both clinical use and research use. Since that time, Natera’s sample volumes have increased such that we currently derive a significant portion of our revenue from sales of our DNA sequencing and data analysis services to Natera under our agreement. For example, in the first six months of 2023, revenue under our agreement accounted for 47% of our total revenue. In May 2023, we entered into a new agreement with Natera that replaces the previous tiered-pricing arrangement with new fixed prices that are lower than the prices paid by Natera under the old arrangement, in exchange for minimum volume commitments that extend through at least the first quarter of 2024. We are aware that Natera has at least one third party supplier of DNA sequencing and analysis services, such that Natera has elected, and may continue to elect in the future, to send a portion (or all) of its samples to its other supplier(s) instead of us, which it is not contractually prohibited from doing, given the non-exclusive nature of our agreement. Natera may also bring a portion (or all) of such services in-house in the future, which may result in them purchasing fewer (or no) such services from us, or none from us at all. Our agreement with Natera requires us to achieve certain quality and turnaround time metrics for Natera samples. Recently, the volumes of samples sent to us by Natera have fluctuated significantly and may continue to do so in the future, which could cause us to experience difficulty in achieving such metrics from time to time, or to meet our other obligations under our agreement. If we consistently fail to achieve such metrics, or any of our other obligations under our agreement with Natera, Natera may elect to send a portion (or all) of its samples to its other supplier(s) and/or bring such services in-house.

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

Our activities under our agreement with Natera have had, and may continue to have, an impact on our business, including diversion of our resources and the attention of our management, including with respect to our internal research and development objectives and projects for our other customers, collaborators and/or partners. If we are unable to successfully increase our laboratory’s capacity and manage any such competing objectives and/or projects for other customers, we may be unable to meet the quality and timing requirements of our agreement with Natera or our other customers, collaborators and/or partners. We may also be unable to successfully research, develop, launch and/or commercialize our services or service capabilities. Furthermore, we have announced the launch of NeXT Personal, a next-generation, tumor-informed liquid biopsy assay designed to detect and quantify MRD and recurrence in patients previously diagnosed with cancer. If NeXT Personal or any of our other services is seen as competing with Signatera or any of Natera’s other services, we will still be required to fulfill our obligations to Natera under our agreement, although Natera may elect to send a portion (or all) of its samples to its other supplier(s) and/or bring such services in-house. If the volume of samples received under our agreement with Natera were to be significantly reduced or eliminated, or if our agreement with Natera were to be terminated, for these or other reasons, or if we are unable to successfully research, develop, launch and/or commercialize our services or service capabilities, including NeXT Personal, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.

We have derived a substantial portion of our current revenue from DNA sequencing and data analysis services that we provided to our largest customer, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services continues to be substantially reduced, or if our new contract with the VA MVP were to be terminated, our business, financial condition, revenue and other operating results, and cash flows will be materially harmed.*

We have derived a substantial portion of our revenue from sales of our DNA sequencing and data analysis services to the VA MVP. In September 2017, we entered into a one-year contract with three one-year optional renewal periods with the VA for the VA MVP, pursuant to which we received contracted orders from the VA MVP in September 2017, 2018, 2019, 2020, and 2021. That contract did not include a renewal option. In September 2022, we entered into a new contract with the VA MVP to continue providing them WGS services. The performance period under the new contract includes a base period of one year, with four one-year renewal option periods that may be exercised upon discretion of the VA MVP. We concurrently received an initial task order with a value of up to $10.0 million, subject to the receipt of samples from the VA MVP. We received notice that the VA MVP has elected to exercise its first of the four renewal options under the September 2022 contract. However, there is no guarantee that the VA MVP will exercise any subsequent renewal option.

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

When we grow our business by developing in vitro diagnostic tests, we may be subject to reimbursement challenges.*

The coverage and reimbursement status of newly-approved or cleared laboratory tests, including our NeXT Dx offering, is uncertain. We are seeking reimbursement for our NeXT Dx offering and other in vitro diagnostic tests we may develop, and if such tests are inadequately covered by insurance or ineligible for such reimbursement, this could limit our ability to derive revenue from any such current or future tests. The commercial success of current or future services and products in both domestic and international markets may depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, or equivalent foreign programs, managed care organizations, and other third-party payors. The government and other third-party payors are increasingly attempting to contain health care costs by limiting both insurance coverage and the level of reimbursement for new diagnostic tests. As a result, they may not cover or provide adequate payment for any current or future in vitro diagnostic tests that we develop. These payors may conclude that our services or products are less safe, less effective, or less cost-effective than existing or later-introduced services or products. These payors may also conclude that the overall cost of using one of our tests exceeds the overall cost of using a competing test, and third-party payors may not approve any current or future in vitro diagnostic tests we develop for insurance coverage and adequate reimbursement.

We rely on a limited number of suppliers, or in some cases, a sole supplier, for some of our laboratory instruments and materials, and we may not be able to find replacements or immediately transition to alternative suppliers should we need to do so.*

We rely on a limited number of suppliers for sequencers and other equipment and materials that we use in our laboratory operations. For example, we rely on Illumina as our sole supplier of sequencers and various associated reagents and other materials used in our routine laboratory operations, and as the sole provider of maintenance and repair services for these sequencers. In August 2021, Illumina completed its acquisition of GRAIL, a company focused on early cancer detection and potentially other forms of cancer analysis using next-generation sequencing technology. Any disruption in Illumina’s operations, or our inability to negotiate pricing with Illumina on acceptable terms, or at all, or any competitive pressure resulting from Illumina’s acquisition of GRAIL, could negatively impact our supply chain and laboratory operations and our ability to conduct our business and generate revenue. Additionally, COVID-19 previously disrupted Illumina’s ability to fulfill our purchase orders for reagents or other materials in a timely manner and a resurgence of COVID-19 or another health epidemic or pandemic may disrupt the ability of Illumina and our other suppliers to fulfill our purchase orders in a timely manner or at all. Our suppliers, including Illumina, could cease supplying these materials and equipment at any time, could increase the price of these materials or equipment (including the promotional pricing offered to us by Illumina for our 2022 VA MVP Agreement and certain other projects) or fail to provide us with sufficient quantities of materials or equipment that meet our specifications. Our laboratory operations have been and in the future could be interrupted if we encounter delays or difficulties in securing sequencers or other equipment or materials, or if we cannot obtain an acceptable substitute. We have also experienced, and may experience in the future, delays or difficulties in upgrading to newer versions or replacements of these materials and equipment, which may have better performance or be more cost-effective than the current versions. Any such interruption, delay or difficulty could significantly affect our business, financial condition, results of operations, and reputation.

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

If our facilities become damaged or inoperable, or we are required to vacate the facilities, our ability to sell and provide our services and pursue our research and development efforts may be jeopardized.*

We currently derive our revenue from our genomic analysis conducted in our laboratories. Currently, our only clinical reference or research and development laboratory facilities are our facilities in Menlo Park, California and Fremont, California. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fires, earthquakes, flooding, and power outages, which may render it difficult or impossible for us to sell or perform our services for some period of time. Northern California continues to experience serious fires and the San Francisco Bay Area is considered to lie in an area with earthquake risk. The inability to sell or to perform our sequencing and analysis services, disruptions in our operations, or the backlog of samples that could develop if our facilities are inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation or such relationships in the future. For example, from January 2023 through April 2023, we experienced substantial disruption to our use of the Fremont facility due to a failure of an electrical bus duct serving the facility. See “—The process of opening our new laboratory facilities in Fremont, California has diverted and could continue to divert management’s attention and has disrupted and could continue to disrupt our ongoing business.” Furthermore, our facilities and the equipment we use to perform our services and our research and development work could be costly and time-consuming to repair or replace.

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

Any collaboration arrangements that we have entered into or may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our services and products.*

Any current or future collaborations, including any strategic alliances or any collaborations to develop companion diagnostic tests, that we have entered (for example, our collaborations with Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); Vall d'Hebron Institute of Oncology ("VHIO"); BC Cancer; Duke University; UCSF; and Criterium and the Academic Breast Cancer Consortium) or may enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which include that:

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

Regulatory, Legal and Cybersecurity Risks

Our tests may be subject to regulatory action if regulatory agencies or authorities determine that our tests do not appropriately comply with statutory and regulatory requirements enforced by the FDA, or equivalent foreign regulatory authorities and/or CLIA requirements for quality laboratory testing or equivalent foreign requirements.*

The laws and regulations governing the marketing of clinical laboratory tests are extremely complex and in many instances there are no significant regulatory or judicial interpretations of these laws and regulations. The Federal Food, Drug and Cosmetic Act (the “FDC Act”) defines a medical device to include any instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including a component, part, or accessory, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals. Some of our tests may be considered by the FDA to be in vitro diagnostic products that are subject to regulation as medical devices. Among other things, pursuant to the FDC Act and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the U.S. to ensure that medical devices distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices.

Although the FDA has statutory authority to assure that medical devices are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to LDTs, which are a subset of in vitro diagnostic devices that are intended for clinical use and designed, manufactured, and used entirely within a single laboratory. We currently market our tests as LDTs and, therefore, we believe that they are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDC Act provisions. Despite the FDA’s historic enforcement discretion policy with respect to LDTs, in November 2017, the FDA finalized a classification order setting out the regulatory requirements that apply to certain genetic health risk tests and revised a separate classification order exempting certain carrier screening tests from FDA premarket clearance and approval requirements when certain regulatory requirements are met. None of our tests comply with these classification orders because we market our tests as LDTs that are subject to the FDA’s policy of enforcement discretion. However, the FDA may find that our tests do not fall within the definition of an LDT, and may determine that our tests are subject to the FDA’s enforcement of its medical device regulations, including the recent classification orders, and the applicable FDC Act provisions. While we believe that we are currently in material compliance with applicable laws and regulations, we cannot assure you that the FDA or other regulatory agencies and authorities would agree with our determination, and a determination that we have violated these laws, or a public announcement that we are being investigated for possible violations of these laws, could adversely affect our business, prospects, results of operations or financial condition. If the FDA determines that our tests are subject to enforcement as medical devices, we could be subject to enforcement action, including administrative and judicial sanctions, and additional regulatory controls and submissions for our tests, all of which could be burdensome. We and/or our collaborators may also voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices. For example, under our collaboration with MapKure, we expect to develop new, advanced biomarkers selected by MapKure for regulatory submission and approval as a companion diagnostic, in which case we would also be subject to potentially burdensome additional regulatory controls and submissions for one or more of our tests. See “—Failure to comply with federal, state, and foreign laboratory licensing requirements and the applicable requirements of the FDA or any other regulatory authority, could cause us to lose the ability to perform our tests, experience disruptions to our business or become subject to administrative or judicial sanctions.”

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

Moreover, the FDA strictly regulates the promotional claims that may be made about medical devices. In particular, a medical device may not be promoted for uses that are not approved by the FDA as reflected in the device’s approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with the device’s FDA approved labeling. The FDA and other agencies or authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal, and administrative penalties.

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

Failure to comply with federal, state, and foreign laboratory licensing requirements and the applicable requirements of the FDA or any other regulatory authority, or equivalent foreign regulatory authority, could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial sanctions.*

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance, and inspections. We have a current CLIA certificate to conduct our tests at our laboratories in Fremont and Menlo Park, California. To renew this certificate, we are subject to survey and inspection every two years. Because we are a CAP-accredited laboratory, the CMS does not perform this survey and inspection and relies on our CAP survey and inspection. We also may be subject to additional unannounced inspections.

We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory, including the training and skills required of personnel and quality control. Several other states in which we operate also require that we hold licenses to test specimens from patients in those states, under certain circumstances. For example, our clinical reference laboratory is required to be licensed on a test-specific basis by New York as an out-of-state laboratory, and our LDTs must be approved by the New York State Department of Health (the “NYDOH”) on a test-by-test basis before they are offered in New York. We are subject to periodic inspection by the NYDOH and are required to demonstrate ongoing compliance with NYDOH regulations and standards. To the extent NYDOH identified any non-compliance and we are unable to implement satisfactory corrective actions to remedy such non-compliance, the State of New York could withdraw approval for our tests. Additionally, states such as Maryland, Pennsylvania, and Rhode Island also require us to maintain out-of-state licenses. Other states may have similar requirements or may adopt similar requirements in the future. Although we have obtained licenses from states for our clinical reference laboratory where we believe we are required to be licensed, we may become aware of other states that require out-of-state laboratories to obtain licensure in order to accept specimens from the state, and it is possible that other states currently have such requirements or will have such requirements in the future. We may also be subject to regulation in foreign jurisdictions as we seek to expand international utilization of our tests or such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of human blood necessary for us to perform our tests that may limit our ability to make our tests available outside of the U.S. Complying with licensure requirements in new jurisdictions may be expensive and/or time-consuming, may subject us to significant and unanticipated delays, or may be in conflict with other applicable requirements.

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

Although we market our tests as LDTs that are currently subject to the FDA’s exercise of enforcement discretion, if we fail to operate within the conditions of that exercise of enforcement discretion, if any of our services or products otherwise fail to comply with FDA regulatory requirements as enforced, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, we would be subject to the applicable requirements of the FDC Act and the FDA’s implementing regulations. The FDA is empowered to impose sanctions for violations of the FDC Act and the FDA’s implementing regulations, including warning letters, civil and criminal penalties, injunctions, product seizure or recall, import bans, restrictions on the conduct of our operations and total or partial suspension of production. Any of the aforementioned sanctions could cause reputational damage, undermine our ability to maintain and increase our revenue, and harm our business, financial condition, and results of operations. In particular, if we or the FDA discover that any of our services or products have defects that call into question the accuracy of their results, we may be required to undertake a retest of all results and analyses provided during the period relevant to the defect, or recall the affected services and products. The direct costs incurred in connection with such a recall in terms of management time, administrative, and legal expenses and lost revenue, together with the indirect costs to our reputation could harm our business, financial condition, and results of operations, and our ability to execute our business strategy. While we believe that we are currently in material compliance with applicable laws and regulations as currently enforced, the FDA or other regulatory agencies and authorities may not agree, and a determination that we have violated these laws or a public announcement that we are being investigated for possible violations of these laws could adversely affect our business, financial condition, results of operations, and prospects.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.*

In the ordinary course of our business, we collect, process, receive, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and store (collectively, “process”) proprietary, confidential, and sensitive information, including protected health information (“PHI”), personal information, credit card and other financial information, intellectual property, trade secrets, medical information, biometric information and genomic information (collectively, “sensitive information”) owned or controlled by ourselves or our customers, payors, and other parties.

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

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, natural disasters, terrorism, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Most of our employees are working remotely at least part of the time and such remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative artificial intelligence (“AI”) technologies.

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*

In the ordinary course of business, we process sensitive information, including data we collect from our customers about trial participants in connection with clinical trials. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy, and security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Penalties for failure to comply with HIPAA and HITECH include significant civil monetary penalties and criminal penalties in certain circumstances with fines up to $250,000 per violation and/or imprisonment. Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective and applicable to us, we may have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. Similarly, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase our compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the California Privacy Rights Act of 2020 expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado, Connecticut and Utah have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely and our customers. Additionally, several states and localities have enacted statutes banning or restricting the collection of biometric information and regulators, such as the Federal Trade Commission, have indicated that use of biometric technologies (including facial recognition technologies) may be subject to additional scrutiny.

Outside the U.S., an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the General Data Protection Regulation 2016/679 (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and China’s Personal Information Protection

Law (“PIPL”) impose strict requirements for processing personal information. Under the EU GDPR and UK GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), applies to our operations. We also receive personal information from customers in Asia and may be subject to new and emerging data privacy and security regimes in Asia, including Japan’s Act on the Protection of Personal Information.

In the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the EEA and the U.K. have significantly restricted the transfer of personal information to the U.S. and other countries whose data privacy and security laws they generally believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and U.K. to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in such framework), these mechanisms are susceptible to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the U.S. If there is no lawful manner for us to transfer personal information from the EEA, the U.K. or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and U.K. to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. EEA countries may also introduce national legislation further limiting the processing of personal genetic, biometric, or health data, which could limit our ability to collect, use and share data originating from the EEA, or could cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition.

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

Our employees and personnel may use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various data privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing data privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, clinical trials); interruptions or stoppages of data collection needed to train our algorithms; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our platform, products, and services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

As a clinical laboratory, our business practices may face additional scrutiny from government regulatory agencies and authorities such as the Department of Justice, the HHS Office of Inspector General (the “OIG”), and CMS. Certain arrangements between clinical laboratories and referring physicians have been identified in fraud alerts issued by the OIG as implicating the Anti-Kickback Statute. The OIG has stated that it is particularly concerned about these types of arrangements because the choice of laboratory, as well as the decision to order laboratory tests, typically are made or strongly influenced by the physician, with little or no input from patients. Moreover, the provision of payments or other items of value by a clinical laboratory to a referral source could be prohibited under the Stark Law unless the arrangement meets all criteria of an applicable exception. The government has been active in enforcement of these laws as they apply to clinical laboratories.

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

The U.K. Government has introduced legislation permitting EU CE Marks to continue to be recognized in G.B. for medical devices. The duration of such recognition will, however, depend on the EU regulatory framework on the basis of which the medical devices were previously CE marked. The risk classification of the devices will also have an impact if they were CE marked in accordance with the IVDD. The U.K. government also intends to introduce legislation establishing reinforced post-market surveillance requirements in late 2023. These post-market surveillance requirements are anticipated to apply from mid-2024. The U.K. government is aiming to have core aspects of the future regulatory regime for medical devices applicable from July 1, 2025. The nature of any new regulation in the U.K. is uncertain, and as such, we may experience delays in obtaining future access to the U.K. and other European markets. The U.K.’s departure from the EU has also impacted customs regulations and impacted timing and ease of shipments into the EU from the U.K.

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

We are involved in legal proceedings to enforce our intellectual property rights and may in the future become involved in other lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming, and unsuccessful.*

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, others may infringe our patents or the patents of our licensing partners. For example, in August 2022, we filed an amended complaint (the "August 2022 Complaint") and, in June 2023, we filed an additional complaint in the U.S. District Court for the District of Colorado against Foresight for patent infringement and in October 2022 Foresight filed its answer and counterclaims to the August 2022 Complaint (see the section titled “Contingencies” in Note 9 to our unaudited condensed consolidated financial statements). Further, Foresight has filed four inter partes review petitions with the USPTO in an effort to invalidate the patents that we are asserting against Foresight in our patent infringement action. In June 2023, the USPTO issued decisions granting inter partes reviews of two of these patents, and in August 2023, the USPTO issued decisions granting inter partes reviews of the other two patents. In addition, our patents or the patents of our licensors may become involved in inventorship, priority, or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Further in such proceedings, the defendant could counterclaim that our asserted patent covering our services or product is invalid or unenforceable, and the court may agree that our asserted patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our services or product or the services or products of our competitors. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. An adverse result in any litigation or other proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Such a loss of patent protection could have a material adverse impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims have caused and may continue to cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

Future sales of shares by existing stockholders, or the perception that such sales could occur, could cause our stock price to decline.*

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of June 30, 2023, we had 48,507,101 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of June 30, 2023 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, certain holders of shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

Date: August 8, 2023	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer and Chief Operating Officer
(Duly Authorized Officer)