Form 10-Q
period 2023-09-30
Personalis, Inc.
filed 2023-11-07
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of registrant’s Common Stock outstanding as of October 30, 2023 was 49,031,396.

PERSONALIS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2023

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
•
our ability to obtain financing when needed;
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
•
the liquidation and dissolution of our subsidiary in China and the timing thereof; and
•
our ability to maintain proper and effective internal controls.

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

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “company,” “Personalis,” “we,” “us” and “our” refer to Personalis, Inc. and our subsidiaries, Personalis (UK) Ltd. and Personalis (Shanghai) Ltd.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$72,192	$89,128
Short-term investments	48,471	78,530
Accounts receivable, net	13,666	16,642
Inventory and other deferred costs	8,225	8,591
Prepaid expenses and other current assets	5,661	6,808
Total current assets	148,215	199,699
Property and equipment, net	56,751	61,935
Operating lease right-of-use assets	18,167	26,480
Other long-term assets	3,503	4,586
Total assets	$226,636	$292,700
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,963	$12,854
Accrued and other current liabilities	19,821	19,013
Contract liabilities	3,694	1,264
Total current liabilities	32,478	33,131
Long-term operating lease liabilities	39,166	41,041
Other long-term liabilities	3,786	389
Total liabilities	75,430	74,561
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 49,013,483 and 46,707,084 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	593,625	579,456
Accumulated other comprehensive loss	(302)	(912)
Accumulated deficit	(442,122)	(360,410)
Total stockholders’ equity	151,206	218,139
Total liabilities and stockholders’ equity	$226,636	$292,700

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$18,247	$14,858	$53,806	$48,325
Costs and expenses
Cost of revenue	14,766	12,379	40,803	37,287
Research and development	16,738	14,957	51,163	48,343
Selling, general and administrative	11,971	14,781	38,202	46,141
Lease impairment	5,565	—	5,565	—
Restructuring and other charges	—	—	4,037	—
Total costs and expenses	49,040	42,117	139,770	131,771
Loss from operations	(30,793)	(27,259)	(85,964)	(83,446)
Interest income	1,706	743	4,424	1,236
Interest expense	(15)	(45)	(101)	(154)
Other income, net	32	80	7	149
Loss before income taxes	(29,070)	(26,481)	(81,634)	(82,215)
Provision for income taxes	28	11	78	32
Net loss	$(29,098)	$(26,492)	$(81,712)	$(82,247)
Net loss per share, basic and diluted	$(0.60)	$(0.58)	$(1.71)	$(1.81)
Weighted-average shares outstanding, basic and diluted	48,694,324	45,921,411	47,701,369	45,518,334

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(29,098)	$(26,492)	$(81,712)	$(82,247)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(42)	(215)	(51)	(417)
Change in unrealized gain (loss) on available-for-sale debt securities	53	57	661	(839)
Comprehensive loss	$(29,087)	$(26,650)	$(81,102)	$(83,503)

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the Three Months Ended September 30, 2023 and 2022

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—June 30, 2023	48,507,101	$5	$589,418	$(313)	$(413,024)	$176,086
Proceeds from sales of common stock under ATM facility, net of commissions	429,214	—	725	—	—	725
Restricted stock units vested	77,168	—	—	—	—	—
Stock-based compensation	—	—	3,482	—	—	3,482
Foreign currency translation adjustment	—	—	—	(42)	—	(42)
Unrealized gain on available-for-sale debt securities	—	—	—	53	—	53
Net loss	—	—	—	—	(29,098)	(29,098)
Balance—September 30, 2023	49,013,483	$5	$593,625	$(302)	$(442,122)	$151,206

Balance—June 30, 2022	45,891,458	$5	$568,741	$(1,264)	$(302,850)	$264,632
Proceeds from exercise of stock options	643	—	2	—	—	2
Restricted stock units vested	63,765	—	—	—	—	—
Stock-based compensation	—	—	4,415	—	—	4,415
Foreign currency translation adjustment	—	—	—	(215)	—	(215)
Unrealized gain on available-for-sale debt securities	—	—	—	57	—	57
Net loss	—	—	—	—	(26,492)	(26,492)
Balance—September 30, 2022	45,955,866	$5	$573,158	$(1,422)	$(329,342)	$242,399

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the Nine Months Ended September 30, 2023 and 2022

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2022	46,707,084	$5	$579,456	$(912)	$(360,410)	$218,139
Proceeds from sales of common stock under ATM facility, net of commissions	1,329,214	—	2,598	—	—	2,598
Proceeds from exercise of stock options	8	—	—	—	—	—
Proceeds from ESPP	468,643	—	909	—	—	909
Restricted stock units vested	508,534	—	—	—	—	—
Stock-based compensation	—	—	10,662	—	—	10,662
Foreign currency translation adjustment	—	—	—	(51)	—	(51)
Unrealized gain on available-for-sale debt securities	—	—	—	661	—	661
Net loss	—	—	—	—	(81,712)	(81,712)
Balance—September 30, 2023	49,013,483	$5	$593,625	$(302)	$(442,122)	$151,206

Balance—December 31, 2021	44,904,512	$4	$557,558	$(166)	$(247,095)	$310,301
Proceeds from exercise of stock options	475,687	1	980	—	—	981
Proceeds from ESPP	204,775	—	974	—	—	974
Restricted stock units vested	370,892	—	—	—	—	—
Stock-based compensation	—	—	13,646	—	—	13,646
Foreign currency translation adjustment	—	—	—	(417)	—	(417)
Unrealized loss on available-for-sale debt securities	—	—	—	(839)	—	(839)
Net loss	—	—	—	—	(82,247)	(82,247)
Balance—September 30, 2022	45,955,866	$5	$573,158	$(1,422)	$(329,342)	$242,399

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(81,712)	$(82,247)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	10,662	13,646
Depreciation and amortization	8,389	5,476
Noncash operating lease cost	2,681	3,612
Amortization of premium (discount) on short-term investments	(1,400)	365
Noncash restructuring and other charges	476	—
Noncash lease impairment expense	5,565	—
Other	214	(23)
Changes in operating assets and liabilities
Accounts receivable	2,976	4,876
Inventory and other deferred costs	201	(1,935)
Prepaid expenses and other assets	2,080	(357)
Accounts payable	(749)	(1,073)
Accrued and other current liabilities	1,018	(1,632)
Contract liabilities	6,216	(3,685)
Operating lease liabilities	553	9,928
Other long-term liabilities	(10)	(422)
Net cash used in operating activities	(42,840)	(53,471)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(71,831)	(111,179)
Proceeds from maturities of available-for-sale debt securities	103,955	182,223
Purchases of property and equipment	(7,387)	(40,358)
Net cash provided by investing activities	24,737	30,686
Cash flows from financing activities:
Proceeds from sales of common stock under ATM facility, net of commissions	2,598	—
Proceeds from loans	—	1,194
Repayments of loans	(2,292)	(2,293)
Proceeds from issuance of common stock under employee equity plans	909	1,954
Net cash provided by financing activities	1,215	855
Effect of exchange rates on cash, cash equivalents and restricted cash	(48)	(133)
Net decrease in cash, cash equivalents and restricted cash	(16,936)	(22,063)
Cash, cash equivalents and restricted cash, beginning of period	90,918	107,375
Cash, cash equivalents and restricted cash, end of period	$73,982	$85,312

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$72,192	$83,522
Restricted cash, included in other long-term assets	1,790	1,790
Total cash, cash equivalents and restricted cash	$73,982	$85,312

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company and Nature of Business

Personalis, Inc. (the "Company") is a provider of advanced genomic tests for precision oncology and personalized testing. The Company also provides sequencing and data analysis services to support population sequencing initiatives. The Company's genomic tests are sold primarily to pharmaceutical companies, biopharmaceutical companies, diagnostics companies, clinicians, universities, non-profits, and government entities, while services for population sequencing initiatives are sold primarily to government entities. The principal markets for the Company's services are in the United States and Europe.

The Company was incorporated in Delaware in February 2011 and began operations in September 2011. The Company formed a wholly owned subsidiary, Personalis (UK) Ltd., in August 2013 and a wholly owned subsidiary, Shanghai Personalis Biotechnology Co., Ltd., which is referred to as “Personalis (Shanghai) Ltd” herein, in October 2020. During the first half of 2023, the Company terminated its operations in China and the Company’s management is in the process of dissolving Personalis (Shanghai) Ltd. Refer to Note 11 for further information. The Company operates and manages its business as one reportable operating segment, which is the sale of sequencing and data analysis services.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The estimates include, but are not limited to, revenue recognition, useful lives assigned to long-lived assets, discount rates for lease accounting, the valuation of stock options, the valuation of stock-based awards, provisions for income taxes, and fair value of lease right-of-use assets. Actual results could differ from these estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

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

During the three and nine months ended September 30, 2023, the Company issued and sold 0.4 million shares of its common stock at a weighted-average price of $1.72 per share, and 1.3 million shares of its common stock at a weighted-average price of $1.99 per share, respectively, under the Sales Agreement. During the three and nine months ended September 30, 2023, the Company received $0.7 million and $2.6 million in proceeds, net of commissions, respectively. As of September 30, 2023, up to $97.3 million in aggregate sales of common stock remained available for sale under the Sales Agreement.

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

The Company also invests in investment-grade debt instruments and has policy limits for the amount it can invest in any one type of security, except for securities issued or guaranteed by the U.S. government. The goals of the Company’s investment policy are as follows: preservation of principal; liquidity of investments sufficient to meet cash flow requirements; avoidance of inappropriate concentration and credit risk; competitive after-tax rate of returns; and fiduciary control of cash and investments. Under its investment policy, the Company limits the amounts invested in such securities by credit rating, maturity, investment type, and issuer. As a result, management believes that these financial instruments do not expose the Company to any significant concentrations of credit risk.

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

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2023	December 31, 2022
	2023	2022	2023	2022
Natera, Inc.	43%	50%	46%	38%	40%	43%
VA MVP	13%	*	16%	16%	*	*
Merck & Co., Inc.	12%	20%	*	12%	16%	*
GSK plc	*	*	*	*	*	12%
Pfizer Inc.	*	*	*	*	*	10%
* Less than 10% of revenue or accounts receivable

Significant Accounting Policies

As of September 30, 2023, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies” in its consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
•
Enterprise sales includes sales of tumor profiling and diagnostic tests directly to other businesses as an input to their products. The Company is typically contracted to deliver specified tests and analytics in high volume over time. Revenue from the Company's partnership with Natera to provide advanced tumor analysis for use in Natera's MRD test makes up substantially all of the revenue in this category.

•
Population sequencing includes sales of genomic sequencing services and data analytics to support large-scale genetic research programs. The Company is typically contracted to deliver whole genome sequencing and provide data that can be used for analysis across a large volume of samples. All of the revenue within this category is from the Company's partnership with the VA MVP.
•
Other includes sales of genomic tests and analytics to universities and non-profits. Other also includes sales of diagnostics tests ordered by healthcare providers for cancer patients.

The following table presents the Company’s revenue disaggregated by customer type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pharma tests and services	$7,997	$7,333	$20,413	$22,152
Enterprise sales	7,812	7,383	24,656	18,390
Population sequencing	2,400	—	8,405	7,556
Other	38	142	332	227
Total revenue	$18,247	$14,858	$53,806	$48,325

Revenue from countries outside of the United States, based on the billing addresses of customers, represented 7% and 6% of the Company's revenue for each of the three months ended September 30, 2023 and 2022, and 9% and 10% for the nine months ended September 30, 2023 and 2022, respectively.

Contract Assets and Liabilities

Contract assets as of September 30, 2023 and December 31, 2022 were immaterial.

Amounts collected in advance of services being provided are deferred as contract liabilities in the condensed consolidated balance sheets. The associated revenue is recognized, and the contract liability is reduced, as the contracted services are subsequently performed. The balance of contract liabilities was $7.5 million (of which $3.8 million was included within "Long-term liabilities") and $1.3 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, amounts related to unsatisfied services under contracts with an original expected duration of more than one year was $5.9 million. The Company expects to recognize approximately $2.1 million of this amount in the next 12 months, and the remaining $3.8 million in the 12 months after that. Revenue recognized that was included in the contract liability balance at the beginning of each reporting period was immaterial and $0.5 million for the three and nine months ended September 30, 2023, and was $0.2 million and $3.7 million for the three and nine months ended September 30, 2022.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$5,127	$6,384
Other deferred costs	3,098	2,207
Total inventory and other deferred costs	$8,225	$8,591

Property and equipment. Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was $2.8 million and $1.9 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $8.4 million and $5.5 million, respectively. Accumulated depreciation and amortization was $35.1 million and $26.9 million as of September 30, 2023 and December 31, 2022, respectively.

Restricted cash. The Company’s restricted cash is pledged as collateral for a standby letter of credit related to a property lease. The balance of restricted cash was $1.8 million as of September 30, 2023 and December 31, 2022, and is included in other long-term assets.

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$8,770	$9,008
Operating lease liabilities	7,712	5,391
Loans—current portion (Note 6)	403	2,218
Accrued liabilities	1,975	1,700
Employee ESPP contributions	846	543
Accrued taxes	93	123
Customer deposits	22	30
Total accrued and other current liabilities	$19,821	$19,013

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$6,860	$—	$—	$6,860
Money market funds	10,900	—	—	10,900	Level 1
Commercial paper	48,490	—	(17)	48,473	Level 2
U.S. government securities	5,958	1	—	5,959	Level 2
Total cash and cash equivalents	72,208	1	(17)	72,192
Short-term investments:
U.S. government securities	48,478	1	(8)	48,471	Level 2
Total short-term investments	48,478	1	(8)	48,471
Total assets measured at fair value	$120,686	$2	$(25)	$120,663

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$5,615	$—	$—	$5,615
Money market funds	31,401	—	—	31,401	Level 1
Commercial paper	47,135	—	(15)	47,120	Level 2
U.S. government securities	4,991	1	—	4,992	Level 2
Total cash and cash equivalents	89,142	1	(15)	89,128
Short-term investments:
Commercial paper	13,097	—	(51)	13,046	Level 2
U.S. agency securities	9,445	—	(105)	9,340	Level 2
U.S. government securities	56,658	1	(515)	56,144	Level 2
Total short-term investments	79,200	1	(671)	78,530
Total assets measured at fair value	$168,342	$2	$(686)	$167,658

The Company’s marketable debt securities at September 30, 2023 have maturities due in less than six months. No security has been in a continuous unrealized loss position for more than 12 months and the Company does not consider any of its marketable debt securities to be impaired.

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

Repayments are presented as financing cash outflows in the condensed consolidated statements of cash flows. Interest expense for all periods presented was $0.1 million or less. Amounts outstanding under the payment agreements are as follows (in thousands):

	September 30, 2023	December 31, 2022
Principal	$436	$2,730
Less: unamortized discount	(33)	(134)
Total carrying amount	403	2,596
Less: current portion (included in accrued and other current liabilities)	(403)	(2,218)
Long-term portion (included in other long-term liabilities)	$—	$378

Note 7. Leases

In 2021, the Company entered into a noncancelable operating lease for approximately 100,000 square feet in Fremont, California used for laboratory operations and its corporate headquarters. The lease term is 13.5 years and commenced in October 2022. The Company gained early access to the premises for the purpose of constructing and installing tenant improvements, for which the landlord contributed $15.1 million. Such contributions were accounted for as lease incentives and are recognized as reductions to lease expense over the lease term. The lease expires at the end of March 2036 and includes two options to extend the term for a period of five-years per option at market rates. The Company determined the extension options are not reasonably certain to be exercised. The lease includes escalating rent payments.

The Company has a noncancelable operating lease expiring in November 2027 for 31,280 square feet in Menlo Park, California previously used for laboratory operations and its former corporate headquarters. The lease includes escalating rent payments. In 2021, the Company expanded the leased premises by an additional 14,710 square feet of space (the “Expansion Lease”). The Expansion Lease expired at the end of December 2022 and was not extended. The Company moved all laboratory operations to the Fremont facility during the third quarter of 2023 and intends to sublease the vacated Menlo Park space.

The Company has noncancelable operating leases for data center space expiring between 2025 and 2026. The leases include renewal options that the Company determined are not reasonably certain to be exercised. During the third quarter of 2023, the data center operator agreed to terminate a portion of the lease at no cost. The Company remeasured the remaining lease liability and derecognized $0.6 million of operating lease liabilities and right-of-use assets.

The Company had an operating lease for laboratory space in Shanghai, China that was terminated early upon both parties' approval during the second quarter of 2023. The early termination did not result in any material penalties or charges in the Company's condensed consolidated statements of operations. Separately, the Company also has various other short-term leases.

As of September 30, 2023, the Company’s operating leases had a weighted-average remaining lease term of 10.6 years and a weighted-average discount rate of 10.5%. The Company’s discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of September 30, 2023 were as follows (in thousands):

Amount
2023 (remaining three months)	$2,013
2024	8,134
2025	8,057
2026	7,230
2027	7,189
2028 and thereafter	48,013
Total future minimum lease payments	80,636
Less: imputed interest	(33,758)
Present value of future minimum lease payments	46,878
Less: current portion of operating lease liability	(7,712)
Long-term operating lease liabilities	$39,166

Cash paid for operating lease liabilities, included in cash flows from operating activities in the condensed consolidated statements of cash flows, for the nine months ended September 30, 2023 and 2022, was $4.0 million and $3.3 million, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the nine months ended September 30, 2023 and 2022 were $1.3 million and $3.1 million, respectively.

Components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$1,670	$2,121	$5,262	$6,469
Short-term lease cost	51	10	175	47
Variable lease cost	381	357	1,264	1,003
Total lease cost	$2,102	$2,488	$6,701	$7,519

During the three and nine months ended September 30, 2023, the Company also recorded a $5.6 million impairment loss for operating lease right-of-use assets as a result of the change in use of the Menlo Park office.

Lease Impairment

During the third quarter of 2023, the Company completed the move of its laboratory operations from its Menlo Park facility to its Fremont facility and began actively marketing the Menlo Park space for sublease. Accordingly, the Company evaluated the ongoing value of the operating lease right-of-use asset associated with the Menlo Park facility. Based on this evaluation, the Company determined that the right-of-use asset with a carrying amount of $6.7 million was no longer recoverable and was impaired and wrote it down to its estimated fair value of $1.1 million, which resulted in a noncash impairment loss of $5.6 million. Estimated fair value was based on expected future sublease cash flows (derived from a third-party real estate broker), net of brokerage commissions and estimated tenant incentives, discounted at a market rate of return on similar assets. The estimation of fair value also included expected downtime prior to the commencement of a future sublease.

Note 8. Stock-Based Compensation

Shares of common stock reserved for issuance under the Company’s equity incentive plans were as follows:

September 30, 2023
Outstanding stock awards	9,342,816
Reserved for future award grants	3,286,559
Reserved for future ESPP	614,307
Total common stock reserved for stock awards	13,243,682

Stock Option Activity

A summary of the Company’s stock option activity (excluding performance-based stock option activity summarized separately below) under the 2011 Plan, 2019 Plan, and Inducement Plan for the nine months ended September 30, 2023 is as follows:

	Outstanding Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2022	5,451,132	$9.90	5.31	$7
Options granted	2,601,500	2.63
Options exercised	(8)	2.44
Options forfeited or expired	(742,037)	9.88
Balance—September 30, 2023	7,310,587	$7.31	6.09	$—
Options vested and exercisable as of September 30, 2023	4,237,362	$8.90	3.87	$—

The weighted-average grant date fair value of options granted was $1.33 and $3.50 per share for the three months ended September 30, 2023 and 2022, respectively, and $1.82 and $3.60 per share for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the unrecognized stock-based compensation cost of unvested options was $8.7 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Valuation of Stock Options

The Company estimated the fair value of stock options (excluding performance-based stock options discussed separately below) using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	6.02 - 6.08	5.77 - 6.08	5.50 - 6.08	5.50 - 6.08
Volatility	78.67 - 78.73%	71.79 - 76.35%	78.47 - 79.31%	68.37 - 76.35%
Risk-free interest rate	3.99 - 4.43%	2.84 - 3.63%	3.47 - 4.43%	1.62 - 3.63%
Dividend yield	–%	–%	–%	–%

Performance-Based Stock Option Activity

No performance-based stock option activity occurred during the nine months ended September 30, 2023. As of September 30, 2023, performance-based stock options for 421,000 shares with an exercise price of $5.10 and a remaining contractual term of 0.25 years remained outstanding. The stock options are fully vested and exercisable and had no intrinsic value as of September 30, 2023.

Restricted Stock Units ("RSU") Activity and Valuation

A summary of the Company’s RSU activity under the 2019 Plan and Inducement Plan for the nine months ended September 30, 2023 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2022	2,621,482	$9.33	$5,191
RSUs granted	24,500	2.18
RSUs vested	(508,534)	10.36	1,122
RSUs forfeited	(526,219)	8.98
Balance—September 30, 2023	1,611,229	$9.00	$1,950

As of September 30, 2023, the unrecognized stock-based compensation cost of unvested RSUs was $11.5 million, which is expected to be recognized over a weighted-average period of 2.1 years.

ESPP Activity

During the nine months ended September 30, 2023 and 2022, 468,643 and 204,775 shares of common stock were purchased under the ESPP.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$1,458	$1,849	$4,306	$6,253
RSUs	1,840	2,432	5,720	6,827
ESPP	184	134	636	566
Total stock-based compensation expense	$3,482	$4,415	$10,662	$13,646

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$428	$469	$1,354	$1,372
Research and development	1,212	1,124	3,698	3,784
Selling, general and administrative	1,842	2,822	5,610	8,490
Total stock-based compensation expense	$3,482	$4,415	$10,662	$13,646

Note 9. Commitments and Contingencies

Contingencies

On August 2, 2022, the Company filed a complaint in the U.S. District Court for the District of Colorado (the "District Court") against Foresight Diagnostics Inc. (“Foresight”) for patent infringement. The complaint is based on the Company’s U.S. Patent No. 10,450,611 (the “’611 Patent”), entitled “Personalized Genetic Testing,” our U.S. Patent No. 11,299,783 (the “’783 Patent”), entitled “Methods and Systems For Genetic Analysis,” and our U.S. Patent No. 11,384,394 (the “’394 Patent”), entitled “Methods and Systems for Genetic Analysis.” The ‘611 Patent was granted on October 22, 2019, and relates to methods for personalized genetic testing by performance of sequencing assays on biological samples. The ‘783 Patent was granted on April 12, 2022, and relates to methods for sample processing and data analysis by performance of sequencing assays on biological samples that can aid in the diagnosis, monitoring, treatment, and prevention of one or more diseases. The ‘394 Patent was granted on July 12, 2022, and relates to methods for sample processing and analysis to aid in the diagnosis, monitoring, treatment, and prevention of disease. On August 17, 2022, the Company filed an amended complaint for patent infringement against Foresight. The amended complaint added our U.S. Patent No. 11,408,033 (the “’033 Patent”), entitled “Methods and Systems for Genetic Analysis.” The ‘033 Patent was granted on August 9, 2022, and relates to methods for sample processing and analysis to aid in the diagnosis, monitoring, treatment, and prevention of disease. The Company is seeking remedies including injunctive relief, damages and costs. On October 12, 2022, Foresight filed its answer and counterclaims in the matter, seeking declaratory judgment and alleging that its solid tumor recurrence test does not infringe the Company’s asserted patents and that the claims of our asserted patents are invalid and/or unenforceable. On November 2, 2022, the Company filed its answer to Foresight’s counterclaims. The Company intends to vigorously defend against these counterclaims.

Between November 30, 2022 and February 10, 2023, inclusive, Foresight filed four inter partes review petitions with the USPTO, seeking to invalidate the four patents that we are asserting against Foresight in our first patent infringement action. Also on November 30, 2022, Foresight filed a motion to stay our first patent infringement action in the District Court pending the resolution of the inter partes review proceedings that Foresight has requested. On January 24, 2023, the District Court granted Foresight’s motion to stay. On June 13, 2023, the USPTO issued decisions granting inter partes reviews of the '394 and '033 Patents. On August 8, 2023, the USPTO issued decisions granting inter partes reviews of the '611 and '783 Patents.

On June 26, 2023, the Company filed a second complaint in the District Court against Foresight for patent infringement. The complaint is based on the Company’s U.S. Patent No. 11,584,968 (the “’968 Patent”), entitled “Methods For Using Mosaicism in Nucleic Acids Sampled Distal to Their Origin,” our U.S. Patent No. 11,649,507 (the “’507 Patent”), entitled “Methods for Using Mosaicism in Nucleic Acids Sampled Distal to Their Origin,” and our U.S. Patent No. 11,643,685 (the “’685 Patent”), entitled “Methods and Systems For Genetic Analysis.” The ’968 Patent was granted on February 21, 2023, and relates to methods for improving detection and monitoring of human diseases. The ’507 Patent was granted on May 16, 2023, and relates to methods for detection and monitoring of human disease by providing spatial or developmental localization of mutations within the body which is used in monitoring states of health in tissues of the body. The ’685 Patent was granted on May 9, 2023, and relates to methods for sample processing and analysis to aid in the diagnosis, monitoring, treatment, and prevention of disease. The Company is seeking remedies including injunctive relief, damages and costs. On August 10, 2023, Foresight filed a motion to dismiss the Company’s second complaint. On August 31, 2023, the Company filed a response to Foresight’s motion and also filed an amended complaint. On September 6, 2023, the District Court denied Foresight’s motion as moot in light of the Company’s amended complaint. On September 14, 2023, Foresight filed its answer and counterclaims in the matter, seeking declaratory judgment and alleging that its solid tumor recurrence test does not infringe the Company’s asserted patents in the Company’s second patent infringement action and that the Company’s asserted patents in that action are invalid and/or unenforceable. On October 5, 2023, the Company filed its answer to Foresight’s counterclaims. The Company intends to vigorously defend against these counterclaims.

On October 20, 2023, Foresight filed a motion to consolidate the Company’s two patent infringement actions in the District Court, and if consolidated, to maintain the stay as to all of the Company’s asserted patents pending the resolution of the first four inter partes review proceedings and the three additional inter partes review petitions that Foresight alleges it will file as soon as it is permitted by statute to do so, seeking to invalidate the three patents that the Company is asserting against Foresight in the Company’s second patent infringement action. The Company intends to file its opposition to Foresight’s motion to consolidate and stay the infringement actions on or before November 13, 2023.

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

The Company is also subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and loss contingencies are reflected in the consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. Except for the matter described in the first four paragraphs of this Note 9, as of September 30, 2023, the Company was not involved in any material adverse legal proceedings.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(29,098)	$(26,492)	$(81,712)	$(82,247)
Weighted-average common shares outstanding—basic and diluted	48,694,324	45,921,411	47,701,369	45,518,334
Net loss per common share—basic and diluted	(0.60)	$(0.58)	$(1.71)	$(1.81)

The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	7,731,587	5,860,728	7,731,587	5,860,728
Unvested RSUs	1,611,229	2,876,751	1,611,229	2,876,751
ESPP	413,450	117,432	413,450	117,432
Total	9,756,266	8,854,911	9,756,266	8,854,911

Note 11. Restructuring and Other Charges

Restructuring

In January 2023, the Company initiated a reduction in the Company’s workforce to reduce operating costs and improve operating efficiency. The workforce reduction affected nearly 100 employees and was substantially completed during the first quarter of 2023. The Company recognized $3.1 million in one-time employee termination benefits during the first quarter of 2023 in connection with the reduction in workforce, comprising separation pay and healthcare benefits payable in cash, all of which were paid by the end of the second quarter of 2023.

Closure of China Operations

During the first half of 2023, the Company terminated its operations in China with the objective of streamlining international operations and reducing operating costs. The Company’s management is in the process of carrying out liquidation work and dissolving the Personalis (Shanghai) Ltd entity in China. The Company anticipates completing the dissolution of the entity by the end of 2023. The disposal does not qualify for reporting as a discontinued operation because it does not represent a strategic shift that has or will have a major effect on our operations and financial results.

Expenses of $0.9 million were recognized during the first half of 2023 in connection with closure activities. $0.3 million of such expenses related to one-time employee termination benefits for the Company's 12 employees located in China and were payable in cash.

Substantially all of the terminations were completed during the first quarter of 2023, along with the related cash outlays. The remaining $0.6 million in expenses were comprised primarily of noncash charges, including losses on disposal of fixed assets and impairments of other assets. The Company may incur additional costs as closure activities continue throughout 2023, however, such future costs are not expected to be significant.

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

As part of one of our new strategies for 2023 and beyond, we are working with a growing number of leading cancer centers and world-class academic research institutions to build and publish the clinical evidence-base to support our products and our key indications. Specifically, because of the high sensitivity of our technology, we aim to focus on three indications in the next 2-3 years: immunotherapy (IO) monitoring, breast cancer, and lung cancer. We have collaborations with Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); Royal Marsden; Vall d'Hebron Institute of Oncology; BC Cancer; Duke University; the Dana-Farber Cancer Institute; University Medical Center Hamburg-Eppendorf (also known as UKE); and Criterium and the Academic Breast Cancer Consortium that will focus on building the evidence-base for our technology and these indications. If the key opinion leaders ("KOLs") we are collaborating with have a positive experience using our platform, we are optimistic this will support broader use of our platform by other KOLS, as well as clinicians in the future.

Our work in oncology is underpinned by our experience and capacity for next-generation sequencing at scale. We have the capacity to sequence and analyze approximately 200 trillion bases of DNA per week in our facility. We believe that our capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases. To date, we have sequenced more than 365,000 human samples, of which more than 175,000 were whole human genomes.

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

Third Quarter 2023 Highlights

Total revenue increased 23%, or $3.4 million, during the third quarter of 2023 compared to the same period of last year, primarily driven by higher revenue from population sequencing, pharma tests, and enterprise sales. Revenue from population sequencing was $2.4 million in the third quarter of 2023 compared to zero in the third quarter of 2022. Revenue from pharma tests was $8.0 million in the third quarter of 2023 compared to $7.3 million in the third quarter of 2022, an increase of 9%. Revenue from enterprise sales was $7.8 million in the third quarter of 2023 compared to $7.4 million in the third quarter of 2022, an increase of 6%.

We announce new product offerings, business developments, and research collaborations at various times during the year. Significant developments during the third quarter of 2023 and shortly thereafter included the following:

•
Presented notable clinical data from the collaboration with the TRACERx consortium for lung cancer, which highlights NeXT Personal’s higher sensitivity and ability to detect cancer earlier as compared to other liquid biopsy tests analyzed by TRACERx.

•
Announced the completion and commercial launch of NeXT Personal as a clinical laboratory-developed test (LDT) to be used by oncologists, and also, an early-access program.

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

Our ability to increase revenue will depend on our ability to further increase sales to these groups of customers and expand our customer base within each group. To do this, we are developing a growing set of state-of-the-art services and products, advancing our operational infrastructure, building our regulatory credentials, focusing our marketing efforts on large pharmaceutical companies, and seeking additional partnerships such as ours with Natera. We sell through a small direct sales force. We also anticipate increasing our revenue in the future through entrance into the clinical diagnostics market and have begun building our regulatory, clinical, and reimbursement capabilities.

We have one reportable segment from the sale of sequencing and data analysis services. Most of our revenue to date has been derived from sales in the United States.

Costs and Expenses

Cost of Revenue

Cost of revenue consists of raw materials costs, personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits), laboratory supplies and consumables, depreciation and maintenance on equipment, and allocated facilities and information technology (“IT”) costs. We expect variability in our gross margins over the medium-term due to fluctuations in customer mix and volume, investments in newer sequencing platforms and new capabilities such as automation of laboratory workflows, processing of diagnostic tests for the clinical market while we work to secure reimbursement, and costs related to our new Fremont facility. Over the long-term, we anticipate higher gross margins as growing revenue leads to economies of scale.

Research and Development Expenses

Research and development expenses consist of costs incurred for the research and development of our services and products and costs related to conducting studies and collaborations with partners to validate the clinical utility of our offerings. The expenses primarily consist of personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits); laboratory supplies and consumables; costs of processing samples for research, product development, collaborations and studies; depreciation and maintenance on equipment; and allocated facilities and IT costs. We include in research and development expenses the costs to further develop software we use to operate our laboratory, analyze the data it generates, and automate our operations.

We expense our research and development costs in the period in which they are incurred. We expect research and development expenses to stabilize overall in the medium term as we expand collaborations for clinical validation to secure reimbursement for our tests in the clinical diagnostics market, offset by cost reductions from our first quarter 2023 reduction in workforce and anticipated savings from our closure of operations in China.

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

Selling, general and administrative expenses have decreased significantly since the completion of our first quarter 2023 reduction in workforce. We expect expenses to remain around this lower level in the medium term.

Lease Impairment

We recognized an impairment loss for operating lease right-of-use assets as a result of the change in use of our Menlo Park facility during the third quarter of 2023.

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

Other Income, Net

Other income, net consists primarily of foreign currency exchange gains and losses.

Results of Operations

The following sets forth, for the periods presented, our unaudited condensed consolidated statements of operations and selected financial data (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$18,247	$14,858	$53,806	$48,325
Costs and expenses
Cost of revenue	14,766	12,379	40,803	37,287
Research and development	16,738	14,957	51,163	48,343
Selling, general and administrative	11,971	14,781	38,202	46,141
Lease impairment	5,565	—	5,565	—
Restructuring and other charges	—	—	4,037	—
Total costs and expenses	49,040	42,117	139,770	131,771
Loss from operations	(30,793)	(27,259)	(85,964)	(83,446)
Interest income	1,706	743	4,424	1,236
Interest expense	(15)	(45)	(101)	(154)
Other income, net	32	80	7	149
Loss before income taxes	(29,070)	(26,481)	(81,634)	(82,215)
Provision for income taxes	28	11	78	32
Net loss	$(29,098)	$(26,492)	$(81,712)	$(82,247)
Net loss per share, basic and diluted	$(0.60)	$(0.58)	$(1.71)	$(1.81)
Weighted-average shares outstanding, basic and diluted	48,694,324	45,921,411	47,701,369	45,518,334

	September 30, 2023	December 31, 2022
Cash and cash equivalents, and short-term investments	$120,663	$167,658
Working capital	115,737	166,568
Total assets	226,636	292,700
Total debt	403	2,596
Long-term obligations	42,952	41,430
Total liabilities	75,430	74,561
Total stockholders' equity	151,206	218,139

Revenue

The following table shows revenue by customer type (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2023	2022		2023	2022
Pharma tests and services	$7,997	$7,333	9%	$20,413	$22,152	(8%)
Enterprise sales	7,812	7,383	6%	24,656	18,390	34%
Population sequencing	2,400	—	100%	8,405	7,556	11%
Other	38	142	(73%)	332	227	46%
Total revenue	$18,247	$14,858	23%	$53,806	$48,325	11%

The following table shows customers that made up at least 10% of total revenue in each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Natera, Inc.	43%	50%	46%	38%
VA MVP	13%	*	16%	16%
Merck & Co., Inc.	12%	20%	*	12%
* Less than 10% of revenue

Pharma tests and services

Revenue from pharma tests and services increased 9%, or $0.7 million, in the third quarter of 2023, and decreased 8%, or $1.7 million, in the first nine months of 2023. This was primarily the result of variability in timing and spending levels on clinical trial projects by our pharmaceutical customers in general, and non-recurring projects with certain customers.

For example, fulfillment of tests for two large pharmaceutical customers' clinical trial projects accounted for the majority of the revenue increase in the third quarter of 2023. With respect to the first nine months of 2023, a broader range of customers contributed to lower revenue levels due primarily to non-recurring projects and timing of projects, as well as a strategic shift away from lower-margin customer projects.

Enterprise sales

Revenue from enterprise sales increased 6%, or $0.4 million, in the third quarter of 2023, and increased 34%, or $6.3 million in the first nine months of 2023. This was due to an increase in the volume of samples we tested for Natera for use in Natera's MRD testing offerings, partially offset by lower selling prices. The number of samples processed increased by over 50% and over 110% in the third quarter and first nine months of 2023, respectively, as compared to the same periods of 2022.

We entered into a new agreement with Natera during the second quarter of 2023 that replaced the previous tiered-pricing arrangement. We agreed to new fixed prices that are lower than the prices paid by Natera under the old arrangement during the first half of 2023, in exchange for minimum volume commitments that extend through at least the first quarter of 2024.

Population sequencing

Population sequencing revenue is made up entirely of sales to the VA MVP. The increases in revenue during 2023 were driven by an increase in samples we tested in each period, which offset an approximate 50% reduction in selling prices in 2023 as compared to 2022.

Revenue recognized each period is also impacted by timing of our fulfillment of samples under each annual task order. Our annual task orders received in the third quarters of 2021, 2022, and 2023 were $9.7 million, $10.0 million, and $7.5 million, respectively. Our contract with the VA MVP does not include specific testing turnaround times. Therefore, we have the ability to modulate the volume of samples processed from the VA MVP up or down to complement sample volumes from all other customers, which can vary from period to period. As of the end of the third quarter of 2023, our remaining unfulfilled task orders amounted to $8.2 million, which we expect to recognize as revenue within the next 12 months.

Costs and Expenses

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2023	2022		2023	2022
	(in thousands)			(in thousands)
Cost of revenue	$14,766	$12,379	19%	$40,803	$37,287	9%
Research and development	16,738	14,957	12%	51,163	48,343	6%
Selling, general and administrative	11,971	14,781	(19%)	38,202	46,141	(17%)
Lease impairment	5,565	—		5,565	—
Restructuring and other charges	—	—		4,037	—
Total costs and expenses	$49,040	$42,117	16%	$139,770	$131,771	6%

Cost of revenue

The increase in cost of revenue of 19%, or $2.4 million, in the third quarter of 2023 was due to higher revenue levels (revenue increased 23% over the same period), partially offset by dedication of more laboratory resources to support sample processing required for clinical evidence generation, which is a non-revenue generating activity and thus reported as R&D expense. Specific components of the increase were a $2.6 million increase in direct material costs due to higher revenue levels, a $1.2 million increase in laboratory supplies and consumables (enterprise customer orders require more supplies to process as compared to other customer categories), and a $0.9 million increase in facilities and equipment costs; partially offset by a $2.3 million decrease in shared laboratory costs due to said greater usage of our laboratory capacity for R&D activities.

The increase in cost of revenue of 9%, or $3.5 million, in the first nine months of 2023 was primarily due to higher revenue levels (revenue increased 11% over the same period) and higher fixed laboratory costs. Specific components of the increase were a $3.0 million increase in direct material costs due to higher revenue levels, a $2.0 million increase in facilities and equipment costs, a $1.7 million increase in laboratory supplies and consumables (enterprise customer orders require more supplies to process as compared to other customer categories), and a $0.4 million increase in labor costs; partially offset by a $3.6 million decrease in shared laboratory costs due to greater usage of our laboratory capacity for R&D activities.

Research and development

The increases in research and development expenses of 12%, or $1.8 million, in the third quarter of 2023, and 6%, or $2.8 million, in the first nine months of 2023 were primarily due to increases in costs associated with clinical evidence generation and collaborations. Additionally, allocated facility costs have increased in 2023 as a result of the R&D function moving into our new Fremont facility.

Specific components of the increase in the third quarter of 2023 were a $3.4 million increase in sample processing costs incurred in our laboratory for product development, collaborations, and clinical evidence generation; partially offset by a $1.6 million decrease in personnel-related costs driven by our 2023 reduction in workforce.

Specific components of the increase in the first nine months of 2023 were a $4.7 million increase in sample processing costs incurred in our laboratory for product development, collaborations, and clinical evidence generation, and a $2.9 million increase in facilities costs; partially offset by a $4.8 million decrease in personnel-related costs driven by our 2023 reduction in workforce.

Selling, general and administrative

The decreases in selling, general and administrative expenses of 19%, or $2.8 million, in the third quarter of 2023, and 17%, or $7.9 million, in the first nine months of 2023 were primarily due to cost savings from our 2023 reduction in workforce.

Specific components of the decrease in the third quarter of 2023 were a $2.9 million decrease in personnel-related costs driven by our 2023 reduction in workforce, a $1.2 million decrease in facilities costs as a result of the R&D function and additional lab teams moving into our new Fremont facility and consequently receiving a share of such facility costs that were previously allocated to SG&A, and a $0.3 million decrease in professional services; partially offset by a $1.0 million increase in depreciation of office-related fixtures and furniture (driven by our new Fremont headquarters), and a $0.6 million increase in other costs.

Specific components of the decrease in the first nine months of 2023 were a $7.5 million decrease in personnel-related costs driven by our 2023 reduction in workforce, a $4.8 million decrease in facilities costs as a result of the R&D function and additional lab teams moving into our new Fremont facility and consequently receiving a share of such facility costs that were previously allocated to SG&A, and a $0.4 million decrease in professional services; partially offset by a $2.9 million increase in depreciation of office-related fixtures and furniture (driven by our new Fremont headquarters), a $1.4 million increase in software license and maintenance costs, and a $0.5 million increase in sales-related expenses.

Lease impairment

During the third quarter of 2023, we completed the move of our laboratory operations from our Menlo Park facility to our Fremont facility and began actively marketing the Menlo Park space for sublease. Accordingly, we evaluated the ongoing value of the operating lease right-of-use asset associated with the Menlo Park facility. Based on this evaluation, we determined that the right-of-use asset with a carrying amount of $6.7 million was no longer recoverable and was impaired and wrote it down to its estimated fair value of $1.1 million, which resulted in a noncash impairment loss of $5.6 million. Estimated fair value was based on expected future sublease cash flows (derived from a third-party real estate broker), net of brokerage commissions and estimated tenant incentives, discounted at a market rate of return on similar assets. The estimation of fair value also included expected downtime prior to the commencement of a future sublease.

Restructuring and other charges

The $4.0 million in restructuring and other charges recognized during the first nine months of 2023 is comprised of $3.1 million in charges related to our 2023 reduction in workforce and $0.9 million in charges related to the closure of our China operations.

The workforce reduction affected nearly 100 employees and was substantially completed during the first quarter of 2023. We recognized $3.1 million in expenses during the first quarter in connection with these terminations, comprised of separation pay and healthcare benefits payable in cash, all of which were paid by the end of the second quarter of 2023.

During the first nine months of 2023, expenses of $0.9 million were recognized in connection with China closure activities. $0.3 million of such expenses related to one-time employee termination benefits for the Company's 12 employees located in China and were payable in cash. Substantially all of the terminations were completed during the first quarter of 2023, along with the related cash outlays. The remaining $0.6 million in expenses were comprised primarily of noncash charges, including losses on disposal of fixed assets and impairments of other assets. We may incur additional costs as liquidation and dissolution activities continue throughout 2023, however, such future costs are not expected to be significant.

Interest Income, Interest Expense, and Other Income, Net

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2023	2022		2023	2022
Interest income	$1,706	$743	130%	$4,424	$1,236	258%
Interest expense	(15)	(45)	(67%)	(101)	(154)	(34%)
Other income, net	32	80	(60%)	7	149	(95%)
Total	$1,723	$778		$4,330	$1,231

Interest income and interest expense

The increases in interest income in the third quarter and first nine months of 2023 were due to increased yields on our investments. Interest expense in both periods presented was the recognition of imputed interest on noninterest bearing loans.

Other income, net

Other income, net during the periods presented consisted mainly of foreign currency remeasurements.

Liquidity and Capital Resources

The following tables present selected financial information and cash flow information (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents, and short-term investments	$120,663	$167,658
Property and equipment, net	56,751	61,935
Contract liabilities	7,480	1,264
Working capital	115,737	166,568

From our inception through September 30, 2023, we have funded our operations primarily from $279.0 million in net proceeds from our follow-on equity offerings in August 2020 and January 2021, $144.0 million in net proceeds from our IPO in June 2019, $89.6 million from issuance of redeemable convertible preferred stock, $2.6 million in net proceeds from our ATM facility, as well as cash from operations and debt financings. As of September 30, 2023, we had cash and cash equivalents of $72.2 million and short-term investments of $48.5 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments, together with cash provided by operating activities, are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our services or other risks described in this Quarterly Report on Form 10-Q, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. We filed a prospectus supplement in January 2022 pursuant to which we could offer and sell additional shares of our common stock up to an aggregate amount of $100.0 million through our ATM facility. As of September 30, 2023, $97.3 million in common stock remained available for future issuance under the facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

As of September 30, 2023, cash and cash equivalents held by foreign subsidiaries was $1.1 million, the majority of which was held by our China subsidiary. During the first half of 2023, we closed our China operations and our management is in the process of carrying out liquidation work and dissolving our China subsidiary. We plan to repatriate any cash balances back to our headquarters by the end of 2023. Additionally, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is not significant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past.

Cash Flows

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(42,840)	$(53,471)
Net cash provided by investing activities	24,737	30,686
Net cash provided by financing activities	1,215	855

The $10.6 million decrease in cash used in operating activities during the first nine months of 2023 as compared to the first nine months of 2022 was primarily due to higher customer deposits received (mostly in connection with our agreement with Moderna to support its ongoing clinical trials evaluating a personalized cancer vaccine) and lower spend on operating expenses (particularly lower payroll expenses after our 2023 reduction in workforce), partially offset by lower landlord contributions received during 2023 versus 2022 in connection with our Fremont facility build-out.

The $5.9 million decrease in cash provided by investing activities during the first nine months of 2023 as compared to the first nine months of 2022 was due to lower net proceeds from short-term investment maturities, partially offset by a $33.0 million reduction in capital expenditures.

The $0.4 million increase in cash provided by financing activities during the first nine months of 2023 as compared to the first nine months of 2022 was driven by $2.6 million in net proceeds from sales of common stock under our ATM facility, partially offset by lower proceeds from employee stock option exercises and no proceeds from loans during the 2023 period.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of variable costs of revenue, operating expenditures, capital expenditures, property leases, and other. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $120.7 million as of September 30, 2023, as well as anticipated cash receipts from customers. To fund our material cash requirements in the short- and long-term, we may also seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

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

Capital expenditures. Capital expenditures are expected to decrease significantly from 2022 levels as we have substantially completed the one-time build-out of our new headquarters and laboratory facility in Fremont, California as of the end of 2022. Going forward, our capital expenditures are expected to consist primarily of laboratory equipment and computer equipment. We currently expect capital expenditures to be approximately $8 million in 2023 and between $4 million to $6 million in each of the years 2024 and 2025.

Property leases. Our noncancelable operating lease payments were $80.6 million as of September 30, 2023. The timing of these future payments, by year, can be found in Part I, Item 1 of this Form 10-Q in the Notes to Unaudited Condensed Consolidated Financial Statements in Note 7, “Leases.”

Other. As of September 30, 2023, we had one outstanding noninterest bearing loan that was used to finance the purchase of internal use software licenses and related ongoing support. We will make a payment of $0.4 million in September 2024 to pay off this loan. Further discussion of this loan can be found in Part I, Item 1 of this Form 10-Q in the Notes to Unaudited Condensed Consolidated Financial Statements in Note 6, “Loans.”

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2023, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Operational, Strategic and Business Risks

We have a history of losses and we expect to incur significant losses for the foreseeable future and may not be able to generate sufficient revenue to achieve or sustain profitability.*

We have incurred net losses since our inception. For the years ended December 31, 2022, 2021, and 2020 we had net losses of $113.3 million, $65.2 million, and $41.3 million, respectively. For the nine months ended September 30, 2023, we had a net loss of $81.7 million. As of September 30, 2023, we had an accumulated deficit of $442.1 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Some of our present or potential competitors, including Adaptive Biotechnologies Corporation, Adela, Inc., ArcherDx, Inc., which was acquired by Invitae Corporation in October 2020, BillionToOne, Inc., BostonGene Corporation, C2i Genomics, Inc., Caris Life Sciences, Inc., Covance Inc., which was acquired by Laboratory Corporation of America Holdings ("Labcorp") in February 2015, Foresight Diagnostics Inc. (“Foresight”), Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in July 2018, Freenome, Inc., Geneseeq Technology Inc., Genosity, Inc., which was acquired by Invitae Corporation in April 2021, GRAIL, Guardant Health, Inc., Haystack Oncology, Inc., which was acquired by Quest Diagnostics Incorporated in June 2023, Inivata Limited, which was acquired by NeoGenomics, Inc. in June 2021, Invitae Corporation, Natera, NeoGenomics, Inc., Personal Genome Diagnostics, Inc., which was acquired by Labcorp in February 2022, Predicine, Inc., Roche Molecular Systems, Inc., Strata Oncology, Inc., and Tempus, Inc., may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD testing offerings. During the nine months ended September 30, 2023, revenue under our agreement accounted for 46% of our total revenue. See “—We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” In addition, our present or potential competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services, which could force us to lower the price of our services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized products or services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, or if we cannot maintain successful customer or supply relationships with Natera, Illumina or other present or potential competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenue or achieving or sustaining profitability.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from one of our largest customers, Natera, and in the past have derived a substantial portion of our revenue from another of our largest customers, the VA MVP.*

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from the VA MVP, which accounted for 16% of our revenue for each of the nine months ended September 30, 2023 and 2022. Revenue from Natera accounted for 46% and 38% of our revenue for the nine months ended September 30, 2023 and 2022, respectively. Our top five customers, including the VA MVP and Natera, accounted for 80% and 77% of our revenue for the nine months ended September 30, 2023 and 2022, respectively. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond the VA MVP and Natera, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if we do not win future VA MVP renewals with a value comparable to that of our historical contracted orders, it may have a material adverse effect on our revenue, cash position, and results of operations. Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Likewise, if Natera or any of our other significant customers were to reduce or cease their use of our services, then our revenue, cash position, and results of operations may be materially adversely impacted. Further, if any of our significant customers were to stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.*

In February 2021, we entered into a partnership in the field of personalized oncology with Natera, pairing our NeXT tumor profiling and diagnostic services and products with Natera’s personalized ctDNA platform Signatera™ for treatment monitoring and MRD assessment. Under this non-exclusive agreement, Natera is responsible for validating the design of, and commercialization of, Signatera personalized ctDNA assays using matched tumor and normal exome sequence data from us. The agreement covers MRD testing for both clinical use and research use. Since that time, Natera’s sample volumes have increased such that we currently derive a significant portion of our revenue from sales of our DNA sequencing and data analysis services to Natera under our agreement. For example, in the first nine months of 2023, revenue under our agreement accounted for 46% of our total revenue. In May 2023, we entered into a new agreement with Natera that replaces the previous tiered-pricing arrangement with new fixed prices that are lower than the prices paid by Natera under the old arrangement, in exchange for minimum volume commitments that extend through at least the first quarter of 2024. We are aware that Natera has at least one third party supplier of DNA sequencing and analysis services, such that Natera has elected, and may continue to elect in the future, to send a portion (or all) of its samples to its other supplier(s) instead of us, which it is not contractually prohibited from doing, given the non-exclusive nature of our agreement. Natera may also bring a portion (or all) of such services in-house in the future, which may result in them purchasing fewer (or no) such services from us, or none from us at all. Our agreement with Natera requires us to achieve certain quality and turnaround time metrics for Natera samples. Recently, the volumes of samples sent to us by Natera have fluctuated significantly and may continue to do so in the future, which could cause us to experience difficulty in achieving such metrics from time to time, or to meet our other obligations under our agreement. If we consistently fail to achieve such metrics, or any of our other obligations under our agreement with Natera, Natera may elect to send a portion (or all) of its samples to its other supplier(s) and/or bring such services in-house.

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

We have derived a substantial portion of our current revenue from DNA sequencing and data analysis services that we provided to our largest customer, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services continues to be substantially reduced, or if our new contract with the VA MVP were to be terminated, our business, financial condition, revenue and other operating results, and cash flows will be materially harmed.*

We have derived a substantial portion of our revenue from sales of our DNA sequencing and data analysis services to the VA MVP. In September 2017, we entered into a one-year contract with three one-year optional renewal periods with the VA for the VA MVP, pursuant to which we received contracted orders from the VA MVP in September 2017, 2018, 2019, 2020, and 2021. That contract did not include a renewal option. In September 2022, we entered into a new contract with the VA MVP to continue providing them WGS services and received an initial task order with a value of up to $10.0 million. The performance period under the new contract includes a base period of one year, with four one-year renewal option periods that may be exercised upon discretion of the VA MVP. In August 2023, we received notice of the VA MVP's intention to exercise its first renewal option period and also received a second task order with a value of up to $7.5 million, subject to the receipt of samples from the VA MVP. There is no guarantee that the VA MVP will exercise any subsequent renewal option.

The VA MVP’s contracted orders for DNA sequencing and data analysis services have fluctuated significantly in value over time and are subject to the availability of funding, enrollment of veterans in the VA MVP study, and the VA MVP’s continued demand, if any, for our services among other factors. For example, the VA MVP contracted order received in September 2020 had a value of $30.9 million, whereas the VA MVP contracted orders received in September 2021, 2022, and 2023 had values of $9.7 million, $10.0 million, and $7.5 million, respectively, which represents a substantial decline. We have no certainty that funding will be made available for our services, or that the VA MVP will award any future contracts, contract renewals or contracted orders to us. The priorities of the VA, the VA MVP, or the U.S. government may change, including in response to COVID-19 or another health epidemic or pandemic. For example, funding for our services may be limited or not available, and our business, financial condition, and operating results and cash flows will be materially harmed. Similarly, if we do not win future VA MVP contracts and renewals (whether due to being outbid by a competitor or the VA MVP’s decision not to award a future contract on a timely basis or at all, or to terminate for convenience or failure to renew any contract, for whatever reason) with a value comparable to that of our historical contracted orders, our business, financial condition, revenue and other operating results and cash flows may be materially harmed.

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

When we grow our business by developing in vitro diagnostic tests, we may be subject to reimbursement challenges.*

The coverage and reimbursement status of newly-approved or cleared laboratory developed tests, including our NeXT Dx offering, is uncertain. We are seeking reimbursement for our NeXT Dx offering and other in vitro diagnostic tests we may develop, and if such tests are inadequately covered by insurance or ineligible for such reimbursement, this could limit our ability to derive revenue from any such current or future tests. The commercial success of current or future services and products in both domestic and international markets may depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, or equivalent foreign programs, managed care organizations, and other third-party payors. The government and other third-party payors are increasingly attempting to contain health care costs by limiting both insurance coverage and the level of reimbursement for new diagnostic tests. As a result, they may not cover or provide adequate payment for any current or future in vitro diagnostic tests that we develop. These payors may conclude that our services or products are less safe, less effective, or less cost-effective than existing or later-introduced services or products. These payors may also conclude that the overall cost of using one of our tests exceeds the overall cost of using a competing test, and third-party payors may not approve any current or future in vitro diagnostic tests we develop for insurance coverage and adequate reimbursement.

We rely on a limited number of suppliers, or in some cases, a sole supplier, for some of our laboratory instruments and materials, and we may not be able to find replacements or immediately transition to alternative suppliers should we need to do so.*

We rely on a limited number of suppliers for sequencers and other equipment and materials that we use in our laboratory operations. For example, we rely on Illumina as our sole supplier of sequencers and various associated reagents and other materials used in our routine laboratory operations, and as the sole provider of maintenance and repair services for these sequencers. Any disruption in Illumina’s operations or our inability to negotiate pricing with Illumina on acceptable terms, or at all, could negatively impact our supply chain and laboratory operations and our ability to conduct our business and generate revenue. Additionally, COVID-19 previously disrupted Illumina’s ability to fulfill our purchase orders for reagents or other materials in a timely manner and a resurgence of COVID-19 or another health epidemic or pandemic may disrupt the ability of Illumina and our other suppliers to fulfill our purchase orders in a timely manner or at all. Our suppliers, including Illumina, could cease supplying these materials and equipment at any time, could increase the price of these materials or equipment (including the promotional pricing offered to us by Illumina for our 2022 VA MVP Agreement and certain other projects) or fail to provide us with sufficient quantities of materials or equipment that meet our specifications. Our laboratory operations have been and in the future could be interrupted if we encounter delays or difficulties in securing sequencers or other equipment or materials, or if we cannot obtain an acceptable substitute. We have also experienced, and may experience in the future, delays or difficulties in upgrading to newer versions or replacements of these materials and equipment, which may have better performance or be more cost-effective than the current versions. Any such interruption, delay or difficulty could significantly affect our business, financial condition, results of operations, and reputation.

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

If our facilities become damaged or inoperable, or we are required to vacate the facilities, our ability to sell and provide our services and pursue our research and development efforts may be jeopardized.*

We currently derive our revenue from our genomic analysis conducted in our laboratories. Currently, our only clinical reference or research and development laboratory facilities are in Fremont, California. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fires, earthquakes, flooding, and power outages, which may render it difficult or impossible for us to sell or perform our services for some period of time. Northern California continues to experience serious fires and the San Francisco Bay Area is considered to lie in an area with earthquake risk. The inability to sell or to perform our sequencing and analysis services, disruptions in our operations, or the backlog of samples that could develop if our facilities are inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation or such relationships in the future. For example, from January 2023 through April 2023, we experienced substantial disruption to our use of the Fremont facility due to a failure of an electrical bus duct serving the facility. See “—The process of opening our new laboratory facilities in Fremont, California has diverted and could continue to divert management’s attention and has disrupted and could continue to disrupt our ongoing business.” Furthermore, our facilities and the equipment we use to perform our services and our research and development work could be costly and time-consuming to repair or replace.

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

We have undertaken in the past, and may in the future undertake, internal restructuring activities that could result in disruptions to our business or otherwise harm our results of operations or financial condition.*

From time to time we may undertake internal restructuring activities as we continue to evaluate and attempt to optimize our cost and operating structure in light of developments in our business strategy and long-term operating plans. For example, in the first quarter of 2023, we implemented a reduction in our workforce to reduce operating costs and improve operating efficiency that affected nearly 100 employees. Any restructuring activities that we may undertake in the future may result in write-offs or other restructuring charges. There can be no assurance that any restructuring activities that we undertake in the future will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations and disrupt our ongoing business. If any internal restructuring activities we undertake in the future fail to achieve some or all of the expected benefits therefrom, our business, results of operations and financial condition could be materially and adversely affected.

The process of opening our new laboratory facilities in Fremont, California has diverted and could continue to divert management’s attention and has disrupted and could continue to disrupt our ongoing business.*

We have relocated our corporate headquarters and all laboratory facilities to Fremont, California. These efforts have involved, and will continue to involve, significant tenant improvements, construction and regulatory compliance activities to be undertaken. Such efforts have distracted and may continue to distract management from current operations, have disrupted and may continue to disrupt planned research, development or regulatory compliance activities, and have resulted in and may continue to result in greater than expected liabilities and expenses, any of which could result in a material adverse effect on our business prospects, financial condition, or results of operations. For example, delays in the completion of updates to our new corporate headquarters in Fremont delayed our previously planned move-in date. Additionally, from January 2023 through April 2023, we experienced substantial disruption to our use of the Fremont facility due to a failure of an electrical bus duct serving the facility. We used backup generators to power our laboratories and emergency lights at the facility through February 2023 but were unable to use the office portions of the facility, or use the facility's heating, ventilation and air conditioning system during this time. We were able to restore full power to the facility on a temporary basis during March 2023 and April 2023 using additional generators, and regular electrical service to the facility has since been restored. However, we may experience additional disruptions in the future. We incurred costs in maintaining temporary power to the facility and in attempting to permanently remedy the problem, including obtaining additional backup generators, equipment, and back up batteries, and purchasing fuel for the generators on a daily basis. While the bus duct and related electrical main equipment are the landlord’s responsibility under our lease for the facility, and we expect the landlord to reimburse our costs incurred in connection with remedying the electrical failure, there is no guarantee we will be successful in obtaining such reimbursement within a reasonable timeframe or at all. If we experience additional disruptions to our power supply, it could further delay the completion of our move to the Fremont facility, may result in a loss in productivity, including delays to research and development programs, and could render it difficult or impossible for us to sell or perform certain of our services for some period of time. Additionally, if the backup generators were to fail, it could result in damage to biological samples stored within the Fremont facility, which may include certain customer samples. See “—If our facilities become damaged or inoperable, or we are required to vacate the facilities, our ability to sell and provide our services and pursue our research and development efforts may be jeopardized."

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

We may need to continue to invest in our infrastructure in advance of increased demand for our services; our failure to accurately forecast demand would have a negative impact on our business and our ability to achieve and sustain profitability.*

Our new Fremont facility expanded our laboratory capacity and, in order to execute our business model, we may need to make additional investments to further scale our infrastructure, including purchases of additional equipment, some of which can take several months or more to procure, setup, and validate, or increases to our software and computing capacity. There is no assurance that any of these increases in scale, equipment, software, and computing capacities, or process enhancements will be successfully implemented.

We expanded our laboratory facilities in advance of increased demand for our services. Our current and projected future expense levels are to a large extent fixed and are largely based on our current investment plans and our estimates of future test volume. As a result, if revenue does not meet our expectations we may not be able to promptly adjust or reduce our spending to levels commensurate with our revenue, or at all. If we fail to generate demand commensurate with our infrastructure growth or if we fail to scale our infrastructure sufficiently in advance of demand to successfully meet such demand, our business, prospects, financial condition, and results of operations could be adversely affected.

As we commercialize additional services or products, we may need to incorporate new equipment, implement new technology systems and laboratory processes, or hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher costs, declining service and/or product quality, deteriorating customer service, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our services and could damage our reputation and the prospects for our business.

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

Any collaboration arrangements that we have entered into or may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our services and products.*

Any current or future collaborations, including any strategic alliances or any collaborations to develop companion diagnostic tests, that we have entered (for example, our collaborations with Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); Royal Marsden; Vall d'Hebron Institute of Oncology; BC Cancer; Duke University; the Dana-Farber Cancer Institute; University Medical Center Hamburg-Eppendorf (also known as UKE); and Criterium and the Academic Breast Cancer

Consortium) or may enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which include that:

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

Although the FDA has statutory authority to assure that medical devices are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to LDTs, which are a subset of in vitro diagnostic devices that are intended for clinical use and designed, manufactured, and used entirely within a single laboratory. We currently market our tests as LDTs and, therefore, we believe that they are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDC Act provisions. On October 3, 2023 FDA issued proposed regulations under which it would phase out its enforcement discretion approach to LDTs over a period of four years. Although the proposed regulation is subject to a period of notice and comment, if finalized as proposed, we would be required to obtain PMA approval for certain of our tests by October 1, 2027. We would also be subject to device registration and listing requirements, medical device reporting requirements and the requirements of the FDA’s Quality System Regulation. If the FDA determines that our tests are subject to enforcement as medical devices, we could be subject to enforcement action, including administrative and judicial sanctions, and additional regulatory controls and submissions for our tests, all of which could be burdensome. We and/or our collaborators may also be required to submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices. For example, under our collaboration with MapKure, we expect to develop new, advanced biomarkers selected by MapKure for regulatory submission and approval as a companion diagnostic, in which case we would also be subject to potentially burdensome additional regulatory controls and submissions for one or more of our tests. See “—Failure to comply with federal, state, and foreign laboratory licensing requirements and the applicable requirements of the FDA or any other regulatory authority, could cause us to lose the ability to perform our tests, experience disruptions to our business or become subject to administrative or judicial sanctions.”

Legislative proposals addressing oversight of genetic testing and LDTs have been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time to time in the future. For example, the proposed “Verifying Accurate, Leading-edge IVCT Development” Act (the “VALID Act”) would clarify and enhance FDA’s authority to regulate LDTs, including premarket review of non-exempted tests. We cannot predict whether the VALID Act will become legislation and cannot provide any assurance that FDA regulation, including premarket review, will not be required in the future for our tests, whether through finalization of guidance issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law or guidance could be issued by the FDA that may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests. This legislative and regulatory uncertainty exposes us to the possibility of enforcement action or additional regulatory controls and submissions for our tests, both of which could be burdensome. In addition, we cannot be certain that the FDA will not enact rules or guidance documents that could impact our ability to purchase certain materials necessary for the performance of our tests, such as products labeled for research use only. Should any of the reagents obtained by us from suppliers and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting, or prohibiting the purchase of reagents necessary to perform testing.

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

Failure to comply with federal, state, and foreign laboratory licensing requirements and the applicable requirements of the FDA or any other regulatory authority, or equivalent foreign regulatory authority, could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial sanctions.*

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance, and inspections. We have a current CLIA certificate to conduct our tests at our laboratory in Fremont, California. To renew this certificate, we are subject to survey and inspection every two years. Because we are a CAP-accredited laboratory, the CMS does not perform this survey and inspection and relies on our CAP survey and inspection. We also may be subject to additional unannounced inspections.

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

Although we market our tests as LDTs that are currently subject to the FDA’s exercise of enforcement discretion, if we fail to operate within the conditions of that exercise of enforcement discretion, if any of our services or products otherwise fail to comply with FDA regulatory requirements as enforced, or if we are required or voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, we would be subject to the applicable requirements of the FDC Act and the FDA’s implementing regulations. The FDA is empowered to impose sanctions for violations of the FDC Act and the FDA’s implementing regulations, including warning letters, civil and criminal penalties, injunctions, product seizure or recall, import bans, restrictions on the conduct of our operations and total or partial suspension of production. Any of the aforementioned sanctions could cause reputational damage, undermine our ability to maintain and increase our revenue, and harm our business, financial condition, and results of operations. In particular, if we or the FDA discover that any of our services or products have defects that call into question the accuracy of their results, we may be required to undertake a retest of all results and analyses provided during the period relevant to the defect, or recall the affected services and products. The direct costs incurred in connection with such a recall in terms of management time, administrative, and legal expenses and lost revenue, together with the indirect costs to our reputation could harm our business, financial condition, and results of operations, and our ability to execute our business strategy. While we believe that we are currently in material compliance with applicable laws and regulations as currently enforced, the FDA or other regulatory agencies and authorities may not agree, and a determination that we have violated these laws or a public announcement that we are being investigated for possible violations of these laws could adversely affect our business, financial condition, results of operations, and prospects.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to increase, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts including the war between Russia and Ukraine, the state of war between Israel and Hamas and the risk of a larger regional conflict, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our platform, products, and services.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, attacks enhanced or facilitated by artificial intelligence ("AI"), software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, natural disasters, terrorism, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Most of our employees are working remotely at least part of the time and such remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, if the information technology systems of the third parties upon which we rely become subject to security incidents, we may have insufficient recourse against such third parties, and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

Applicable data privacy and security obligations, including applicable federal and/or state breach notification laws and foreign equivalents, as well as public company disclosure obligations, may require us to notify relevant stakeholders, including affected individuals, regulatory authorities and our stockholders, of certain security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal information); litigation (including class claims) and mass arbitration; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers or partners to stop using our platform, products, and services, deter new customers or partners from using our platform, products, and services, and negatively impact our ability to grow and operate our business. Whether a cybersecurity incident is reportable to our stockholders may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.

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

In the United States, federal, state, and local governments have enacted numerous data privacy, and security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, the Health Insurance Portability and Accountability Act ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Penalties for failure to comply with HIPAA and HITECH include significant civil monetary penalties and criminal penalties in certain circumstances with fines up to $250,000 per violation and/or imprisonment. Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective and applicable to us, we may have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. Similarly, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, including those noted below. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase our compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the California Privacy Rights Act of 2020 expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado, Connecticut and Utah have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely and our customers. Additionally, several states and localities have enacted statutes banning or restricting the collection of biometric information and regulators, such as the Federal Trade Commission, have indicated that use of biometric technologies (including facial recognition technologies) may be subject to additional scrutiny.

Outside the U.S., an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the General Data Protection Regulation 2016/679 (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal information. Under the EU GDPR and UK GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), applies to our operations. We also receive personal information from customers in Asia and may be subject to new and emerging data privacy and security regimes in Asia, including Japan’s Act on the Protection of Personal Information.

In the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the EEA and the U.K. have significantly restricted the transfer of personal information to the U.S. and other countries whose data privacy and security laws they generally believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and U.K. to the U.S. in compliance with law, such as the EEA’s standard contractual clauses and the EU-U.S. Data Privacy Framework (and U.K. extension thereto) (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in such framework), these mechanisms are susceptible to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the U.S. If there is no lawful manner for us to transfer personal information from the EEA, the U.K. or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and U.K. to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. EEA countries may also introduce national legislation further limiting the processing of personal genetic, biometric, or health data, which could limit our ability to collect, use and share data originating from the EEA, or could cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition.

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

Obligations related to data privacy and security (and consumers' data privacy and security expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our platform, products and/or services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal information, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, because we process PHI, personal information and sensitive information, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model, including causing us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We typically rely on our customers to obtain valid and appropriate consents from data subjects whose genetic samples and data we process on such customers’ behalf particularly with respect to our RUO and clinical trial services, and we also typically rely on each provider ordering our LDTs or diagnostic services to obtain valid and appropriate consent from each of his or her patients whose genetic samples and data we process on such patient's behalf. Given that we do not typically obtain direct consent from such data subjects or patients, and we do not audit our customers or the ordering providers to ensure that they have obtained the necessary consents required by law, the failure of our customers or the order providers to obtain consents that are valid under applicable law could result in our own non-compliance with data privacy and security laws. For example, our NeXT Personal RUO test leverages WGS, and the scope of existing consents from our customers' clinical trial subjects may be insufficient to cover use of NeXT Personal on their samples, which may either limit uptake of NeXT Personal or expose our customers and ourselves to risk of exceeding the scope of prior consent for specimen testing. If we fail, or are perceived to have failed, to address or comply with U.S. and foreign privacy, data protection, and data security laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data privacy and security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, and results of operations.

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

In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payer payment rates and volumes for their tests. CMS will use this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare reimbursement rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. Reporting of payment data under PAMA for clinical diagnostic laboratory tests has been delayed on numerous occasions. Based on current law, between January 1, 2024 and March 31, 2024, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2025 to 2026 Clinical Laboratory Fee Schedule rates. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is still too early to predict the full impact on reimbursement for our current tests or those in development.

Pursuant to the Consolidated Appropriations Act, the statutory phase-in of the payment reductions has been extended through 2026 with a 0% reduction cap for 2021-2023 and a 15% reduction cap for 2024 through 2026. It is unclear what impact new quality and payment programs, such as MACRA, or new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations, or cash flows. We also anticipate there will continue to be proposals by legislators at both the federal and state levels, regulators and private payers to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our tests, the coverage of or the amounts of reimbursement available for our tests from payers, including commercial payers and government payers. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

The U.K. Government has introduced legislation permitting EU CE Marks to continue to be recognized in G.B. for medical devices. The duration of such recognition depends on the EU regulatory framework on the basis of which the medical devices were previously CE marked. The risk classification of the devices also has an impact if they were CE marked in accordance with the IVDD. The U.K. government also intends to introduce legislation establishing reinforced post-market surveillance requirements in late 2023. The World Trade Organization ("WTO") published notification of the draft Post-market Surveillance Requirements Statutory Instrument (PMS SI) on July 26, 2023. These post-market surveillance requirements are anticipated to apply from mid-2024. The U.K. government is aiming to have core aspects of the future regulatory regime for medical devices applicable from July 1, 2025. The nature of any new regulation in the U.K. is uncertain, and as such, we may experience delays in obtaining future access to the U.K. and other European markets. The U.K.’s departure from the EU has also impacted customs regulations and impacted timing and ease of shipments into the EU from the U.K.

The UK government has recently amended the MDR 2002 to extend the recognition of CE marked medical devices in Great Britain. The amendments provide that CE marks will cease to be recognized in Great Britain on June 30, 2030, at the latest. Shorter deadlines may apply depending on the regulatory framework on the basis of which the CE mark is affixed and the classification of the medical devices. In addition, CE marks may cease to have affect before the deadlines established in the amended UK MDR – if CE Certificates of Conformity expire, or if related application of European Union law renders the CE Certificates of Conformity invalid at an earlier date. Accordingly, IVDs CE marked in accordance with the IVDD can be placed on the Great Britain market until May 26, 2025 if they are list A, list B, or self-testing IVDs or until June 30, 2030 if they are General IVDs which were self-assessed under the IVDD, for which the EU Declaration of Conformity was issued in accordance with the IVDD prior to May 26, 2022, and for which the conformity assessment under Regulation 217/746 on IVDs (IVDR) will require the involvement of a notified body. IVDs CE marked in accordance with the IVDR can be placed on the Great Britain market until June 30, 2030.

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

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.*

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We currently do not report our environmental emissions and absent a legal requirement to do so we currently do not plan to report our environmental emissions, and lack of reporting could result in certain investors declining to invest in our common stock. As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. For example, California recently enacted Assembly Bill 1305 (“AB 1305”). AB 1305, which will be effective January 1, 2024, creates new annual disclosure requirements regarding substantiation of certain climate-related statements, and, if we report climate related statements in the future, could increase our compliance and reporting costs. Additionally, the SEC has recently proposed, and may continue to propose, certain mandated ESG reporting requirements, such as the SEC's proposed rules designed to enhance and standardize climate-related disclosures, which, if finally approved, would significantly increase our compliance and reporting costs. AB 1305 and the proposed SEC rules may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our stock price. In the event that we communicate certain initiatives or goals regarding ESG matters in the future, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of certain investors and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects may be adversely affected.

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

We are involved in legal proceedings to enforce our intellectual property rights and may in the future become involved in other lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming, and unsuccessful.*

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, others may infringe our patents or the patents of our licensing partners. For example, in August 2022, we filed an amended complaint (the "August 2022 Complaint") and, in June 2023, we filed an additional complaint (the "June 2023 Complaint") in the U.S. District Court for the District of Colorado against Foresight for patent infringement; in October 2022 Foresight filed its answer and counterclaims to the August 2022 Complaint and in August 2023 Foresight filed its answer and counterclaims to the June 2023 Complaint (see the section titled “Contingencies” in Note 9 to our unaudited condensed consolidated financial statements). Further, Foresight has filed four inter partes review petitions with the USPTO in an effort to invalidate the patents that we are asserting against Foresight in the August 2022 Complaint, and alleges that it will file three additional inter partes review petitions with the USPTO in an effort to invalidate the patents that we are asserting against Foresight in the June 2023 Complaint. In June 2023, the USPTO issued decisions granting inter partes reviews of two of the patents we are asserting in the August 2022 Complaint, and in August 2023, the USPTO issued decisions granting inter partes reviews of the other two patents in the August 2022 Complaint. In addition, our patents or the patents of our licensors may become involved in inventorship, priority, or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Further in such proceedings, the defendant could counterclaim that our asserted patent covering our services or product is invalid or unenforceable, and the court may agree that our asserted patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our services or product or the services or products of our competitors. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. An adverse result in any litigation or other proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Such a loss of patent protection could have a material adverse impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or sales and marketing initiatives. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruption to and volatility in the credit and financial markets in the U.S. and worldwide resulting from macroeconomic conditions, actual or perceived changes in interest rates and inflation, geopolitical conflicts (including the Russia-Ukraine war, the state of war between Israel and Hamas and the risk of a larger regional conflict). In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to us. While we believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months, rising costs and interest rates due to inflation or other economic conditions may cause our capital expenditures and operating expenses to increase more than expected, and we cannot assure you that we will generate sufficient revenue from commercial sales to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional funding on acceptable terms, or at all, or if we consume our existing capital more quickly than expected, it could negatively impact our ability to retain and attract employees and our competitive position, business, financial condition, results of operations, and prospects will be adversely affected.

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

Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine and the two countries are now at war. In addition, in October 2023, Hamas attacked Israel which provoked a state of war, and there is a risk of a larger conflict. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could continue to affect, and potentially materially adversely affect, global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

Future sales of shares by existing stockholders, or the perception that such sales could occur, could cause our stock price to decline.*

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of September 30, 2023, we had 49,013,483 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of September 30, 2023 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, certain holders of shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

Date: November 7, 2023	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer and Chief Operating Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)