Form 10-K
period 2023-12-31
Personalis, Inc.
filed 2024-02-28
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $90,600,000 based on the closing price reported for such date on the Nasdaq Global Market.

50,503,889 shares of common stock were issued and outstanding as of February 22, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relating to its 2024 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PERSONALIS, INC.

Form 10-K

For the Year Ended December 31, 2023

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
•
the impact our collaboration agreements and key opinion leaders may have on the broader use of our products in the future;
•
the expected benefits of and activities to be performed under our Commercialization and Reference Laboratory Agreement with Tempus AI, Inc. (formerly known as Tempus Labs, Inc.);
•
our ability to obtain financing when needed;
•
the potential impacts of inflation, macroeconomic conditions, and geopolitical conflicts on our business and operations;
•
the benefits of our products and services, including their ability to increase the probability of clinical trial success;
•
our ability to compete effectively with existing competitors and new market entrants;
•
our sales, marketing and commercialization plans and strategies;
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
•
potential effects of government regulation;
•
our ability to hire and retain key personnel;
•
the impact of our reductions in force on our operations and operating results;
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

PART I

Item 1. Business.

Company Background

Personalis develops and markets advanced cancer genomic tests and analytics. Our tests and analytics are used by pharmaceutical companies for translational research, biomarker discovery, the development of personalized cancer therapies, and we expect in the near future, for clinical trial enrollment. Our advanced tests are used by physicians to detect cancer recurrence, monitor cancer evolution, and uncover insights for therapy selection. We also provide sequencing and data analysis services to support population sequencing initiatives.

We perform large-scale, high quality next-generation sequencing ("NGS") in our Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified and College of American Pathologists (“CAP”) accredited 100,000 square foot laboratory located in Fremont, California. We were incorporated under the laws of the state of Delaware in 2011 under the name Personalis, Inc. and became a publicly-traded company in 2019.

Products

For pharmaceutical and biopharmaceutical companies

NeXT Personal

NeXT Personal is a tumor-informed liquid biopsy test for detection of minimal residual disease ("MRD") and recurrence in cancer. It delivers industry-leading, ultra-high analytical sensitivity, which we believe allows for detection of cancer earlier than other technologies. NeXT Personal answers the questions: Does the patient have MRD? What are the kinetics of circulating tumor DNA ("ctDNA")?

ImmunoID NeXT

ImmunoID NeXT is a tissue-based test that combines whole exome (DNA) and whole transcriptome (RNA) sequencing data with advanced analytics to provide a multi-dimensional view of the tumor and the tumor microenvironment from a single sample. It is designed to enable the development of more efficacious cancer immunotherapies and the next-generation of composite biomarkers to better predict patient response. ImmunoID NeXT answers the question: What are the composite biomarkers in the tumor and the tumor microenvironment?

For cancer patients

NeXT Personal Dx

NeXT Personal Dx is a tumor-informed liquid biopsy test for detection of MRD and recurrence in cancer. We believe it provides for earlier detection of cancer than other technologies and has been shown to detect cancer recurrence ahead of traditional imaging. It is designed to aid decision making throughout a patient's cancer journey. NeXT Personal Dx involves an initial test (whole genome sequencing of a tumor and normal sample) and subsequent blood/plasma tests based on a tumor-informed personalized panel for each patient. NeXT Personal Dx answers the questions: Does the patient have MRD? Has the cancer returned?

NeXT Dx

NeXT Dx is a comprehensive tumor profiling test that unlocks the entire exome (DNA) and transcriptome (RNA) with matched tumor-normal analysis. We believe it improves chances of finding an effective therapy or clinical trial. NeXT Dx answers the question: What are the actionable therapies and clinical trials for the patient?

For diagnostics companies and population sequencing initiatives

WES

We perform whole exome sequencing ("WES") of cancer tissue and matched blood samples for diagnostic companies as an input to their products.

WGS

We perform whole genome sequencing ("WGS") on human samples for research projects, such as population sequencing initiatives.

Markets and Distribution

Our customers include pharmaceutical companies, biopharmaceutical companies, diagnostics companies, universities, non-profits, government entities, and patients. We sell through a small direct sales force, organized by geography. In November 2023, we entered into an agreement with Tempus AI, Inc. (formerly known as Tempus Labs, Inc., and referred to herein as "Tempus") to commercialize NeXT Personal Dx in the clinical diagnostics market. As a result, we will also leverage the sales force of Tempus beginning in 2024. The principal markets for our products are in the United States, Europe (including the U.K.), and Asia-Pacific, which accounted for 90%, 8%, and 2% of our revenue for the year ended December 31, 2023, respectively.

Clinical Evidence and Reimbursement

Generating clinical evidence is critical for driving adoption of our tests in the clinical market (i.e., for cancer patients). To this end, one of our key strategies is working with a growing number of leading cancer centers and world-class academic research institutions to build and publish the clinical evidence-base to support our products and our key indications. Because of the ultra-high analytical sensitivity of our technology, we are initially focusing on three indications: breast cancer, lung cancer, and immunotherapy (IO) monitoring. We have collaborations with Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); The Royal Marsden; the Vall d'Hebron Institute of Oncology (VHIO); Duke University; the Dana-Farber Cancer Institute; University Medical Center Hamburg-Eppendorf (also known as UKE); and Criterium and the Academic Breast Cancer Consortium that will focus on building the evidence-base for our technology and these indications. If the key opinion leaders ("KOLs") we are collaborating with have a positive experience using our products, we are optimistic this will support broader use of our products by other KOLs, as well as clinicians in the future.

Furthermore, generating clinical evidence is crucial to obtaining reimbursement coverage from Medicare and other payors. We are striving to obtain reimbursement coverage for NeXT Personal Dx and NeXT Dx. In January 2024, we received a final Medicare coverage determination for our NeXT Dx offering, extended retroactively to August 29, 2023. We estimate that approximately half of new solid tumor cancer cases will be diagnosed in patients covered by Medicare. One of our 2024 goals is to submit for Medicare reimbursement for NeXT Personal Dx upon publication of compelling clinical evidence in three key indications.

Competition

Our principal competition comes from commercial and academic organizations using established and new laboratory tests to produce information that is similar to the information that we generate for our customers. These companies offer services that implement various technological approaches including next-generation sequencing and microarray analyses. Some of our present or potential competitors include Adela, Inc., BostonGene Corporation, Caris Life Sciences, Inc., Foresight Diagnostics Inc. (“Foresight”), Freenome, Inc., Fulgent Genetics, Inc., Geneseeq Technology Inc., GRAIL, Guardant Health, Inc., Haystack Oncology, Inc., which was acquired by Quest Diagnostics Incorporated in June 2023, Invitae Corporation (which on February 13, 2024 filed a voluntary petition to commence proceedings under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of New Jersey), MedGenome Inc., Myriad Genetics, Inc., Natera, NeoGenomics, Inc., Novogene Corporation, Predicine, Inc., Roche Molecular Systems, Inc., Tempus, Inc., and Veracyte, Inc.

Additionally, several companies develop next-generation sequencing platforms that can be used for genomic profiling for biopharmaceutical research and development applications. These include Illumina, Inc. ("Illumina"), Thermo Fisher Scientific Inc., and other organizations that specialize in the development of next-generation sequencing instrumentation that can be sold directly to biopharmaceutical companies, clinical laboratories, and research centers. Separate from their instrumentation product lines, both Illumina and Thermo Fisher Scientific Inc., for example, currently market next-generation sequencing clinical oncology kits that are sold to customers who have bought and operate their respective sequencing instruments.

We believe that we compete favorably because of the high sensitivity and comprehensiveness of the data generated by our products. Maximizing insights into both the tumor- and immune-related components of the tumor microenvironment is essential in identifying and understanding the reasons why certain cancer patients respond more favorably to oncology therapies than others. It is via access to such a comprehensive dataset for each patient that our customers can begin to discover new, clinically relevant biomarkers for the immunotherapy era, and ultimately improve cancer patient outcomes with the development of more efficacious therapeutics.

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

Our patent portfolio is comprised of patents and patent applications owned by the Company. These patents and patent applications generally fall into five broad categories:

•
our Accuracy and Content Enhanced ("ACE") assay and NeXT platform technology, including claims directed to methods for enriching nucleic acids from a sample based on differences in various genomic features, such as GC-content, molecular size, presence of genetic variations or rearrangements, identification of biomedically interpretable variants, epigenetic modifications, and/or species-origin (e.g., human and non-human);

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

As of December 31, 2023, we own 27 issued U.S. patents and 14 issued foreign patents. Issued U.S. patents in our portfolio of company-owned patents are expected to expire between 2033 and 2038, excluding any additional term for patent term adjustments or patent term extensions. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2042.

Supply of Materials

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

Customer Concentration

We currently derive a significant portion of our revenue from Natera, Inc. ("Natera") under our partnership to provide advanced tumor analysis for use in Natera's MRD testing offerings. Natera accounted for 43%, 41%, and 10% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively. We previously derived a significant portion of our revenue from the U.S. Department of Veterans Affairs Million Veteran Program ("VA MVP"), which is a large-scale population sequencing initiative. VA MVP accounted for 13%, 13%, and 53% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively. Our top five customers, including the VA MVP and Natera, accounted for 74%, 76% and 84% of our revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

Segments

We manage our business as one operating segment, which is the sale of sequencing and data analysis services.

Regulatory Environment

Coverage and Reimbursement

Our ability, and the ability of our customers, to commercialize diagnostic tests based on our technology will depend in part on the extent to which coverage and reimbursement for these tests will be available from third-party payors. Coverage and reimbursement of new products and services is uncertain, and whether the companies that use our instruments to develop their own products or services will attain coverage and adequate reimbursement is unknown. In the U.S., there is no uniform policy for determining coverage and reimbursement. Coverage can differ from payor to payor, and the process for determining whether a payor will provide coverage may be separate from the process for setting the reimbursement rate. In addition, the U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls and restrictions on reimbursement. Additionally, the coverage and reimbursement status of newly-approved or cleared laboratory tests, including our NeXT Personal Dx offering, is uncertain. If we are inadequately covered by insurance or ineligible for such reimbursement, this could limit our ability to market tests in the future. The commercial success of future products in both domestic and international markets may depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, managed care organizations, and other third-party payors.

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

Although the FDA regulates medical devices, including IVDs, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the FDC Act and FDA regulations with respect to LDTs, which are a subset of IVDs that are intended for clinical use and developed, validated, and offered within a single laboratory for use only in that laboratory. We currently market our diagnostic tests as LDTs.

On October 3, 2023, the FDA published a Notice of Proposed Rulemaking (the “Proposed Rule”) to regulate LDTs as medical devices under the FDC Act. The Proposed Rule outlines a 5-stage, 4-year, risk-based timeline for all LDTs to come within the existing medical device regulatory framework. In early December 2023, following the close of a public comment period, the FDA announced its intention to publish the Proposed Rule in final form in April 2024. On January 18, 2024, the Director of FDA’s Center for Devices and Radiological Health, which oversees IVD regulation within the FDA, and the Chief Medical Officer and Acting Director of CMS’ Center for Clinical Standards and Quality, which oversees CLIA within CMS, issued a joint press release supporting the Proposed Rule, indicating broad support within the Department of Health and Human Services for FDA’s Proposed Rule. If finalized as proposed, we would be required to obtain PMA approval for certain of our tests by October 1, 2027. We would also be subject to device registration and listing requirements, medical device reporting requirements and the requirements of the FDA’s Quality System Regulation. If the FDA determines that our tests are subject to enforcement as medical devices, we could be subject to enforcement action, including administrative and judicial sanctions, and additional regulatory controls and submissions for our tests, all of which could be burdensome. We and/or our collaborators may also be required to submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices.

If the FDA determines that our tests and associated software do not fall within the definition of an LDT, or the Proposed Rule is finalized in its present form, or there are other regulatory or legislative changes, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, we may be required to obtain premarket clearance for our tests and associated software under Section 510(k) of the FDC Act or approval of a PMA. We would also be subject to ongoing regulatory requirements such as registration and listing requirements, medical device reporting requirements, and quality control requirements. The regulatory requirements to which our tests are subject would depend on the FDA’s classification of our tests. The FDA has issued regulations classifying medical devices into one of three regulatory control categories (Class I, Class II, or Class III) depending on the degree of regulation that the FDA finds necessary to provide reasonable assurance of their safety and effectiveness. The class into which a device is placed determines the requirements that a medical device manufacturer must meet both pre- and post-market. On January 31, 2024, FDA announced its intent to initiate a reclassification process for most IVDs that are currently Class III (high risk), the majority of which are infectious disease and companion diagnostic IVDs, into Class II (moderate risk). This reclassification would allow manufacturers of certain types of IVDs to seek marketing clearance through the less burdensome Class II 510(k) premarket notification pathway rather than the Class III premarket approval (PMA) pathway, the most stringent type of FDA medical device review.

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

One classification regulation that could be relevant to one or more of our tests is a classification for genetic health risk (“GHR”) assessment tests, codified at 21 C.F.R. § 866.5950. If our tests fall under the 21 C.F.R. § 866.5950 classification regulation for GHR tests, or under another Class II classification that is subject to a premarket notification requirement, we would be required to obtain marketing clearance for such tests. Further, if considered to fall under the 21 C.F.R. § 866.5950 classification for GHR tests, our tests would be required to adhere to specified special controls, such as labeling and testing specifications and information about the test to be posted on the manufacturer’s website.

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

The Stark Law and similar state laws, including California’s Physician Ownership and Referral Act, generally prohibit, among other things, clinical laboratories and other entities from billing a patient or any governmental or commercial payor for any diagnostic services when the physician ordering the service, or any member of such physician’s immediate family, has a direct or indirect investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition.

The federal civil and criminal false claims laws including the FCA, which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government, and the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies. Under the FCA, private citizens can bring claims on behalf of the government through qui tam actions. We must also operate within the bounds of the fraud and abuse laws of the states in which we do business which may apply to items or services reimbursed by non-governmental third-party payors, including private insurers.

The Eliminating Kickbacks in Recovery Act

The Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”) prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories and is similar to the federal Anti-Kickback Statute in that it creates criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing unless a specific exception applies. Unlike the federal Anti-Kickback Statute, EKRA’s reach extends beyond federal health care programs to include private insurance (i.e., it is an “all payor” statute). Additionally, most of the safe harbors available under the federal Anti-Kickback Statute are not reiterated under EKRA, and certain EKRA safe harbors conflict with the safe harbors available under the federal Anti-Kickback Statute. Therefore, compliance with a federal Anti-Kickback safe harbor does not guarantee protection under EKRA. Because EKRA is a new law, there is very little additional guidance to indicate how and to what extent it will be interpreted, applied and enforced by the government. Currently, there is no proposed regulation interpreting or implementing EKRA, nor any public guidance released by a federal agency concerning EKRA.

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

The “Anti-Markup Rule” and similar state laws prohibit, among other things, a physician or supplier billing the Medicare program from marking up the price of a purchased diagnostic service performed by another laboratory or supplier that does not “share a practice” with the billing physician or supplier. Penalties may apply to the billing physician or supplier if Medicare or another payor is billed at a rate that exceeds the performing laboratory’s charges to the billing physician or supplier, and the performing laboratory could be at risk under false claims laws, described below, for causing the submission of a false claim.

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

As a clinical laboratory, our business practices may face additional scrutiny from government regulatory agencies such as the Department of Justice, the U.S. Department of Health and Human Services ("HHS"), Office of Inspector General (the “OIG”), and CMS. Certain arrangements between clinical laboratories and referring physicians have been identified in fraud alerts issued by the OIG as implicating the Anti-Kickback Statute. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, additional reporting, or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

HIPAA and HITECH

Under the administrative simplification provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), HHS issued regulations that establish uniform standards governing the conduct of certain electronic healthcare transactions and requirements for protecting the privacy and security of protected health information (“PHI”), used or disclosed by covered entities and business associates. Covered entities and business associates are subject to HIPAA and HITECH. Our subcontractors that create, receive, maintain, transmit, or otherwise process PHI on behalf of us are HIPAA “business associates” and must also comply with HIPAA as a business associate.

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

U.S. Healthcare Reform

In the United States, there have been a number of legislative and regulatory changes at the federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), became law. This law substantially changed the way health care is financed by both commercial payors and government payors, and significantly impacted our industry. The ACA contained a number of provisions expected to impact the clinical laboratory industry, such as changes governing enrollment in state and federal health care programs, reimbursement changes, and fraud and abuse.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates, and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models (“APMs”), and the Merit-based Incentive Payment System (“MIPS”). Under both APMs and MIPS, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments.

In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the Medicare Clinical Laboratory Fee Schedule (the "Physician Fee Schedule") are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. CMS will use this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare reimbursement rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. Reporting of payment data under PAMA for clinical diagnostic laboratory tests has been delayed on numerous occasions. Beginning on January 1, 2018, CMS has begun using reported private payor pricing to periodically revise payment rates under the CLFS. Based on current law, between January 1, 2025 and March 31, 2025, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2025 to 2027 CLFS rates. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is still too early to predict the full impact on reimbursement for our current tests or those in development. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), the statutory phase-in of the payment reductions has been extended through 2024 with a 0% reduction cap for 2021-2022 and a 15% reduction cap for 2023 through 2025. It is unclear what impact new quality and payment programs, such as MACRA, or new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations, or cash flows.

We also anticipate there will continue to be proposals by legislators at both the federal and state levels, regulators and private payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our tests, the coverage of or the amounts of reimbursement available for our tests from payors, including commercial payors and government payors.

Human Capital

We recognize that our employees are both our most valuable asset and our most important investment. The success of our organization is reliant upon each individual’s significant contribution to our corporate culture and goals. Following is a list of our core company values:

•
Integrity
•
Passion
•
Scientific excellence and innovation
•
Respect and inclusion
•
Teamwork and collaboration

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

As of January 31, 2024, we had 225 employees, of which 223 were full-time employees. Of these full-time employees, 80 were in research and development, 70 in laboratory operations, 38 in commercial operations and 35 in general and administrative functions. 221 of our full-time employees were located in the United States, with the remaining two located in Europe (including the U.K.). As of January 31, 2024, more than 40% of our employees had completed a Ph.D. or other advanced science or medical degree.

None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages. We consider our relations with our employees to be good. The use of independent contractors is not a material part of our workforce strategy.

Environment

We believe we are in compliance with the regulations established by the state of California Division of Occupational Safety and Health Requirements and California Environmental Protection Agency applicable to our operations in Fremont, California. This includes, but is not limited to, having an Injury and Illness Prevention Program, a Hazard Communication Program, an Emergency Action Plan, a Chemical Hygiene Plan and an Exposure Control Plan, which are captured in written standard operating procedures (“SOPs”). We provide training to our employees on these SOPs. We are committed to evaluate our compliance to such regulations on a recurring basis.

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

We have incurred net losses since our inception. For the years ended December 31, 2023, 2022, and 2021 we had net losses of $108 million, $113 million and $65 million, respectively. As of December 31, 2023, we had an accumulated deficit of $469 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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
•
our ability to educate our customers and potential customers of the utility of the comprehensiveness of our services and of testing patients at multiple time points;
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

Our principal competition comes from commercial and academic organizations using established and new laboratory tests to produce information that is similar to the information that we generate for our customers. These commercial and academic organizations may not utilize our services or may not believe them to be superior to those tests that they currently use or others that are developed. Further, it may be difficult to educate our customers and potential customers on the benefits of our comprehensive tests compared to simpler panels provided by our competitors. For example, the information that we provide may be more challenging or require additional resources for our customers to interpret than the information provided by our competitors’ less comprehensive assays. In addition, our suppliers or competitors may announce the development of new products, services or features that results in our customers’ or potential customers’ decision to reduce, postpone or cancel orders from us while they wait to determine which products, services or features are or will be perceived as technologically superior, more commercially successful or adopted as standards in the industry; such decisions by our customers or potential customers may be influenced by their concerns regarding the potential obsolescence of data generated using our services and features if our services or features are or will not be perceived as technologically superior, commercially successful or adopted as standards in the industry.

Some of our present or potential competitors, including Adela, Inc., BostonGene Corporation, Caris Life Sciences, Inc., Foresight Diagnostics Inc. (“Foresight”), Freenome, Inc., Fulgent Genetics, Inc., Geneseeq Technology Inc., GRAIL, Guardant Health, Inc., Haystack Oncology, Inc., which was acquired by Quest Diagnostics Incorporated in June 2023, Invitae Corporation, MedGenome Inc., Myriad Genetics, Inc., Natera, NeoGenomics, Inc., Novogene Corporation, Predicine, Inc., Roche Molecular Systems, Inc., Tempus, Inc., and Veracyte, Inc. may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD testing offerings. During the year ended December 31, 2023, revenue under our agreement accounted for 43% of our total revenue. See “—We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” In addition, our present or potential competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services, which could force us to lower the price of our services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized products or services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, or if we cannot maintain successful customer or supply relationships with Natera, Illumina or other present or potential competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenue or achieving or sustaining profitability.

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

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from Natera, which accounted for 43%, 41%, and 10% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively. We previously derived a significant portion of our revenue from the VA MVP, which more recently accounted for 13%, 13%, and 53% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively. Our top five customers, including the VA MVP and Natera, accounted for 74%, 76% and 84% of our revenue for the years ended December 31, 2023, 2022 and 2021, respectively. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond the VA MVP and Natera, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if we do not win future VA MVP renewals with a value comparable to that of our historical contracted orders, it may have a material adverse effect on our revenue, cash position, and results of operations. Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Likewise, if Natera or any of our other significant customers were to reduce or cease their use of our services, then our revenue, cash position, and results of operations may be materially adversely impacted. Further, if any of our significant customers were to stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.

In February 2021, we entered into a partnership in the field of personalized oncology with Natera, pairing our NeXT tumor profiling and diagnostic services and products with Natera’s personalized ctDNA platform Signatera™ for treatment monitoring and MRD assessment. Under this non-exclusive agreement, Natera is responsible for validating the design of, and commercialization of, Signatera personalized ctDNA assays using matched tumor and normal exome sequence data from us. The agreement covers MRD testing for both clinical use and research use. Since that time, Natera’s sample volumes have increased such that we currently derive a significant portion of our revenue from sales of our DNA sequencing and data analysis services to Natera under our agreement. For example, in 2023, revenue under our agreement accounted for 43% of our total revenue. In November 2023, we amended our agreement to extend minimum volume commitments through the end of 2024. We are aware that Natera has at least one third party supplier of DNA sequencing and analysis services, such that Natera has elected, and may continue to elect in the future, to send a portion (or all) of its samples to its other supplier(s) instead of us, which it is not contractually prohibited from doing, given the non-exclusive nature of our agreement. Natera may also bring a portion (or all) of such services in-house in the future, which may result in them purchasing fewer (or no) such services from us, or none from us at all. Our agreement with Natera requires us to achieve certain quality and turnaround time metrics for Natera samples. Recently, the volumes of samples sent to us by Natera have fluctuated significantly and may continue to do so in the future, which could cause us to experience difficulty in achieving such metrics from time to time, or to meet our other obligations under our agreement. If we consistently fail to achieve such metrics, or any of our other obligations under our agreement with Natera, Natera may elect to send a portion (or all) of its samples to its other supplier(s) and/or bring such services in-house.

Additionally, Natera may allege that such failures to achieve the required metrics are a breach of our agreement and seek to terminate our agreement and/or pursue any remedies available to it under the agreement, at law or in equity. Relatedly, we have incurred expenses in connection with our scale-up activities under our agreement with Natera, and we may incur additional expenses to increase our laboratory’s capacity to process increased sample volumes from Natera, in addition to those from our other customers, in the future. Our activities under our agreement with Natera have had, and may continue to have, an impact on our business, including diversion of our resources and the attention of our management, including with respect to our internal research and development objectives and projects for our other customers, collaborators and/or partners. If we are unable to successfully increase our laboratory’s capacity and manage any such competing objectives and/or projects for other customers, we may be unable to meet the quality and timing requirements of our agreement with Natera or our other customers, collaborators and/or partners. We may also be unable to successfully research, develop, launch and/or commercialize our services or service capabilities. Furthermore, our NeXT Personal test is a next-generation, tumor-informed liquid biopsy assay designed to detect and quantify MRD and recurrence in patients previously diagnosed with cancer. If NeXT Personal or any of our other services is seen as competing with Signatera or any of Natera’s other services, we will still be required to fulfill our obligations to Natera under our agreement, although Natera may elect to send a portion (or all) of its samples to its other supplier(s) and/or bring such services in-house. If the volume of samples received under our agreement with Natera were to be significantly reduced or eliminated, or if our agreement with Natera were to be terminated, for these or other reasons, or if we are unable to successfully research, develop, launch and/or commercialize our services or service capabilities, including NeXT Personal, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.

We have derived a substantial portion of our current revenue from DNA sequencing and data analysis services that we provided to one of our largest customers, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services continues to be substantially reduced, or if our new contract with the VA MVP were to be terminated, our business, financial condition, revenue and other operating results, and cash flows will be materially harmed.

We have derived a substantial portion of our revenue from sales of our DNA sequencing and data analysis services to the VA MVP. In September 2017, we entered into a one-year contract with three one-year optional renewal periods with the VA for the VA MVP, pursuant to which we received contracted orders from the VA MVP in September 2017, 2018, 2019, 2020, and 2021. In September 2022, we entered into a new contract with the VA MVP to continue providing them WGS services and received an initial task order with a value of up to $10.0 million. The performance period under the new contract includes a base period of one year, with four one-year renewal option periods that may be exercised upon discretion of the VA MVP. In August 2023, we received notice of the VA MVP's intention to exercise its first renewal option period and received a second task order with a value of up to $7.5 million, subject to the receipt of samples from the VA MVP. There is no guarantee that the VA MVP will exercise any subsequent renewal option.

The VA MVP’s contracted orders for DNA sequencing and data analysis services have fluctuated significantly in value over time and are subject to the availability of funding, enrollment of veterans in the VA MVP study, and the VA MVP’s continued demand, if any, for our services among other factors. For example, the VA MVP contracted order received in September 2020 had a value of $30.9 million, whereas the VA MVP contracted orders received in September 2021, 2022, and 2023 had values of $9.7 million, $10.0 million, and $7.5 million, respectively, which represents a substantial decline. We have no certainty that funding will be made available for our services, or that the VA MVP will award any future contracts, contract renewals or contracted orders to us. The priorities of the VA, the VA MVP, or the U.S. government may change, including in response to a health epidemic or pandemic. For example, funding for our services may be limited or not available, and our business, financial condition, and operating results and cash flows will be materially harmed. Similarly, if we do not win future VA MVP contracts and renewals (whether due to being outbid by a competitor or the VA MVP’s decision not to award a future contract on a timely basis or at all, or to terminate for convenience or failure to renew any contract, for whatever reason) with a value comparable to that of our historical contracted orders, our business, financial condition, revenue and other operating results and cash flows may be materially harmed.

We have only recognized revenue under our VA MVP contract upon the receipt and processing of samples, and the timing and number of VA MVP samples we have received has been and could in the future be negatively affected by factors beyond our control, which has resulted, and may result in the future, in delaying our ability to process and recognize revenue for such samples. For example, the revenue we recognized during the contract year that began in September 2020 significantly exceeded the value of the VA MVP contracted order we received in September 2020 because we continued to receive after such date, and subsequently processed, samples under VA MVP contracted orders that remained unfulfilled as of September 2020 due to the time required for the VA to select optimal samples from its collection for research and then provide us those samples. Therefore, period-to-period comparisons of our operating results relating to VA MVP contracted orders may not be meaningful. The timing and number of VA MVP samples may also be negatively affected by a public health crisis. For example, in March 2020, the VA MVP announced that it was suspending sample collection due to the COVID-19 pandemic. In addition, we believe the COVID-19 pandemic may have been a contributing factor to the reduction in values of the September 2021 and 2022 VA MVP contracted orders compared to the September 2020 contracted order, as the VA MVP delayed new enrollment and also may have needed to divert resources to respond to the pandemic. A health epidemic or pandemic may negatively impact the value of any potential new VA MVP contract or order.

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

The coverage and reimbursement status of newly-approved or cleared laboratory developed tests, including our NeXT Dx and NeXT Personal Dx products, is uncertain. We are seeking reimbursement for our NeXT Dx and NeXT Personal Dx tests, and other in vitro diagnostic tests we may develop, and if such tests are inadequately covered by insurance or ineligible for such reimbursement, this could limit our ability to derive revenue from any such current or future tests. The commercial success of current or future services and products in both domestic and international markets may depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, or equivalent foreign programs, managed care organizations, and other third-party payors. The government and other third-party payors are increasingly attempting to contain health care costs by limiting both insurance coverage and the level of reimbursement for new diagnostic tests. As a result, they may not cover or provide adequate payment for any current or future in vitro diagnostic tests that we develop. These payors may conclude that our services or products are less safe, less effective, or less cost-effective than existing or later-introduced services or products. These payors may also conclude that the overall cost of using one of our tests exceeds the overall cost of using a competing test, and third-party payors may not approve any current or future in vitro diagnostic tests we develop for insurance coverage and adequate reimbursement.

In January 2024, we announced that we received a final Medicare coverage determination for our NeXT Dx offering, extended retroactively to August 29, 2023. While we estimate that approximately half of new solid tumor cancer cases will be diagnosed in patients covered by Medicare, the Medicare coverage determination may not be indicative of our ability to obtain coverage with other payors. Even if favorable coverage and reimbursement status is attained for one or more of our products, less favorable coverage policies and reimbursement rates may be implemented in the future.

We rely on a limited number of suppliers, or in some cases, a sole supplier, for some of our laboratory instruments and materials, and we may not be able to find replacements or immediately transition to alternative suppliers should we need to do so.

We rely on a limited number of suppliers for sequencers and other equipment and materials that we use in our laboratory operations. For example, we rely on Illumina as our sole supplier of sequencers and various associated reagents and other materials used in our routine laboratory operations, and as the sole provider of maintenance and repair services for these sequencers. Any disruption in Illumina’s operations or our inability to negotiate pricing with Illumina on acceptable terms, or at all, could negatively impact our supply chain and laboratory operations and our ability to conduct our business and generate revenue. Additionally, COVID-19 previously disrupted Illumina’s ability to fulfill our purchase orders for reagents or other materials in a timely manner and another health epidemic or pandemic may disrupt the ability of Illumina and our other suppliers to fulfill our purchase orders in a timely manner or at all. Our suppliers, including Illumina, could cease supplying these materials and equipment at any time, could increase the price of these materials or equipment (including the promotional pricing offered to us by Illumina for our 2022 VA MVP Agreement and certain other projects) or fail to provide us with sufficient quantities of materials or equipment that meet our specifications. Our laboratory operations have been and in the future could be interrupted if we encounter delays or difficulties in securing sequencers or other equipment or materials, or if we cannot obtain an acceptable substitute. We have also experienced, and may experience in the future, delays or difficulties in upgrading to newer versions or replacements of these materials and equipment, which may have better performance or be more cost-effective than the current versions. Any such interruption, delay or difficulty could significantly affect our business, financial condition, results of operations, and reputation.

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

In the European Economic Area (and Northern Ireland) (“EEA”), in order to place an in vitro diagnostic medical device ("IVD"), or an accessory to an IVD, on the market, or put it into service in the EEA, the device must be designed, developed, manufactured and marketed in compliance with the relevant legal framework. On May 26, 2022, the Regulation on In-Vitro Diagnostic Devices (Regulation (EU) 2017/746) (“IVDR”) entered into application, repealing and replacing the Directive on In-Vitro Diagnostic Devices (98/79/EC) (the “IVDD”). The IVDR and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. IVDs must comply with the General Safety and Performance Requirements (“GSPRs”) set out in Annex I of the IVDR. Compliance with these requirements is a prerequisite to be able to affix the CE Mark to IVDs, without which they cannot be marketed or sold in the EEA.

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

Fulfillment of the obligations imposed by the IVDR are likely to increase the cost and time required in order to obtain regulatory approval for products and services in the EEA. If we offer tests or services to customers within the EEA (and Northern Ireland) (whether directly or via intermediaries) that fall within the scope of the IVDR, we may be unable to fulfill these obligations, or a notified body, where applicable, may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the IVDR. Our ability, and the ability of our customers, to commercialize diagnostic tests based on our technology will depend in part on the extent to which coverage and reimbursement for these tests will be available from third-party payors. Coverage and reimbursement of new products and services is uncertain, and whether the companies that use our tests or services to develop their own products or services will attain coverage and adequate reimbursement is unknown. In the U.S. and the EU, there is no uniform policy for determining coverage and reimbursement. Coverage can differ from payor to payor, and the process for determining whether a payor will provide coverage may be separate from the process for setting the reimbursement rate. In addition, the U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls and restrictions on reimbursement.

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

In addition, we rely on collaborators, consultants, and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our collaborators, consultants, and advisors are generally self-employed or employed by employers other than us and may have commitments under agreements with other entities that may limit their availability to us.

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

We have undertaken in the past, and may in the future undertake, internal restructuring activities that could result in disruptions to our business or otherwise harm our results of operations or financial condition.

From time to time we may undertake internal restructuring activities as we continue to evaluate and attempt to optimize our cost and operating structure in light of developments in our business strategy and long-term operating plans. For example, in the first quarter of 2023 and in the fourth quarter of 2023, we implemented reductions in our workforce to reduce operating costs and improve operating efficiency that collectively affected nearly 50% of our workforce. Any restructuring activities that we may undertake in the future may result in write-offs or other restructuring charges. There can be no assurance that any restructuring activities that we undertake in the future will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations and disrupt our ongoing business. If any internal restructuring activities we undertake in the future fail to achieve some or all of the expected benefits therefrom, our business, results of operations and financial condition could be materially and adversely affected.

The process of opening our new laboratory facilities in Fremont, California has diverted and could continue to divert management’s attention and has disrupted and could continue to disrupt our ongoing business.

We have relocated our corporate headquarters and all laboratory facilities to Fremont, California. These efforts have involved significant tenant improvements, construction and regulatory compliance activities to be undertaken. Such efforts have distracted and may continue to distract management from current operations, have disrupted and may continue to disrupt planned research, development or regulatory compliance activities, and have resulted in and may continue to result in greater than expected liabilities and expenses, any of which could result in a material adverse effect on our business prospects, financial condition, or results of operations. For example, delays in the completion of updates to our new corporate headquarters in Fremont delayed our previously planned move-in date. Additionally, from January 2023 through April 2023, we experienced substantial disruption to our use of the Fremont facility due to a failure of an electrical bus duct serving the facility. We used backup generators to power our laboratories and emergency lights at the facility through February 2023 but were unable to use the office portions of the facility, or use the facility's heating, ventilation and air conditioning system during this time. We were able to restore full power to the facility on a temporary basis during March 2023 and April 2023 using additional generators, and regular electrical service to the facility has since been restored. However, we may experience additional disruptions in the future. We incurred costs in maintaining temporary power to the facility and in attempting to permanently remedy the problem, including obtaining additional backup generators, equipment, and back up batteries, and purchasing fuel for the generators on a daily basis. If we experience additional disruptions to our power supply, it may result in a loss in productivity, including delays to research and development programs, and could render it difficult or impossible for us to sell or perform certain of our services for some period of time. Additionally, if the backup generators were to fail, it could result in damage to biological samples stored within the Fremont facility, which may include certain customer samples. See “—If our facilities become damaged or inoperable, or we are required to vacate the facilities, our ability to sell and provide our services and pursue our research and development efforts may be jeopardized."

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

Any current or future collaborations, including any strategic alliances or any collaborations to develop companion diagnostic tests, that we have entered (for example, our collaborations with Tempus; Myriad; ClearNote Health, Inc.; Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); The Royal Marsden; the Vall d'Hebron Institute of Oncology (VHIO); Duke University; the Dana-Farber Cancer Institute; University Medical Center Hamburg-Eppendorf (also known as UKE); and Criterium and the Academic Breast Cancer Consortium) or may enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which include that:

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

Our operations were previously impacted by the COVID-19 pandemic. For example, the previous shelter-in-place order and health orders negatively impacted productivity, disrupted our business, and slowed research and development activities due to us limiting access to our laboratory space that would otherwise be used by our research and development group, and, to the extent such orders return in similar or more stringent form, they may cause similar effects on our operations. COVID-19 disrupted, and a future health epidemic or pandemic may disrupt in the future, the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Additionally, we use certain consumables in our operations, and we have faced, and may face in the future, difficulties in acquiring such consumables if our suppliers prioritize orders related to a health epidemic or pandemic or if other supply chain issues arise as a result of such a public health crisis. Several of our customers were delayed in sending us samples due to the inability to collect or ship samples during the COVID-19 pandemic, and these and additional customers may be disrupted from collecting samples or sending purchase orders or samples to us in the future in the event of the emergence of another health epidemic or pandemic.

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

On October 3, 2023 FDA issued proposed regulations under which it would phase out its enforcement discretion approach to LDTs over a period of four years (the "Proposed Rule"). If the Proposed Rule is finalized as proposed, we anticipate that we would be required to obtain PMA approval for certain of our tests by October 1, 2027. We would also be subject to device registration and listing requirements, medical device reporting requirements and the requirements of the FDA’s Quality System Regulation. If the FDA determines that our tests are subject to enforcement as medical devices, we could be subject to enforcement action, including administrative and judicial sanctions, and additional regulatory controls and submissions for our tests, all of which could be burdensome. We and/or our collaborators may also be required to submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices. See “—Failure to comply with federal, state, and foreign laboratory licensing requirements and the applicable requirements of the FDA or any other regulatory authority, could cause us to lose the ability to perform our tests, experience disruptions to our business or become subject to administrative or judicial sanctions.”

In early December 2023, following the close of a public comment period, FDA announced its intention to publish the Proposed Rule in final form in April 2024. On January 18, 2024, the Director of FDA’s Center for Devices and Radiological Health, which oversees IVD regulation within the FDA, and the Chief Medical Officer and Acting Director of CMS’ Center for Clinical Standards and Quality, which oversees CLIA within CMS, issued a joint press release supporting the Proposed Rule, indicating broad support within the Department of Health and Human Services for FDA’s Proposed Rule.

Legislative proposals addressing oversight of genetic testing and LDTs have been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time to time in the future. For example, the proposed “Verifying Accurate, Leading-edge IVCT Development” Act (the “VALID Act”) would clarify and enhance FDA’s authority to regulate LDTs, including premarket review of non-exempted tests. We cannot predict whether the VALID Act will become legislation and cannot provide any assurance that FDA regulation, including premarket review, will not be required in the future for our tests, whether through finalization of the Proposed Rule, new enforcement policies adopted by the FDA or new legislation enacted by Congress.

It is possible that legislation will be enacted into law or guidance such as the Proposed Rule could be issued by the FDA that may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests. This legislative and regulatory uncertainty exposes us to the possibility of enforcement action or additional regulatory controls and submissions for our tests, both of which could be burdensome. In addition, we cannot be certain that the FDA will not enact rules or guidance documents that could impact our ability to purchase certain materials necessary for the performance of our tests, such as products labeled for research use only. Should any of the reagents obtained by us from suppliers and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting, or prohibiting the purchase of reagents necessary to perform testing.

In the EEA, IVDs are governed by the IVDR and must comply with the requirements of the IVDR in order to be placed on the market or put into service in the EEA. The IVDR does not specifically address the regulation of products falling within the description "laboratory-developed tests". Moreover, while the Regulation includes only limited exemptions for devices that are manufactured and used only within health institutions established in the EEA, diagnostic and therapeutic services undertaken outside of the EEA (for example at our facilities in the U.S.) would not fall within the scope of such exemptions. We believe that we do not currently offer tests or services to customers established in the EEA which would fall within the scope of the IVDR. If, in the future, we offer tests or services to customers within the EEA (whether directly or via intermediaries) that fall within the scope of the IVDR, it is unlikely that we will benefit from IVDR exemptions foreseen for health institutions established in the EEA. This means that we will have to comply with the IVDR in full.

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

If the FDA determines that our tests and associated software do not fall within the definition of an LDT, or there are regulatory or legislative changes such as FDA's Proposed Rule, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, we may be required to obtain premarket clearance for our tests and associated software under Section 510(k) of the FDC Act or approval of a premarket approval application (“PMA”). We would also be subject to ongoing regulatory requirements such as registration and listing requirements, medical device reporting requirements, and quality control requirements. If our tests are considered medical devices not subject to enforcement discretion, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, the regulatory requirements to which our tests are subject would depend on the FDA’s classification of our tests. The FDA has issued regulations classifying generic types of medical devices into one of three regulatory control categories (Class I, Class II, or Class III) depending on the degree of regulation that the FDA finds necessary to provide reasonable assurance of their safety and effectiveness. The class into which a device is placed determines the requirements that a medical device manufacturer must meet both pre- and post-market. On January 31, 2024, FDA announced its intent to initiate a reclassification process for most IVDs that are currently Class III (high risk), the majority of which are infectious disease and companion diagnostic IVDs, into Class II (moderate risk). This reclassification would allow manufacturers of certain types of IVDs to seek marketing clearance through the less burdensome Class II 510(k) premarket notification pathway rather than the Class III premarket approval (PMA) pathway, the most stringent type of FDA medical device review.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance, and inspections. We have a current CLIA certificate to conduct our tests at our laboratory in Fremont, California. To renew this certificate, we are subject to survey and inspection every two years. Because we are a CAP-accredited laboratory, the Centers for Medicare & Medicaid Services ("CMS") does not perform this survey and inspection and relies on our CAP survey and inspection. We also may be subject to additional unannounced inspections.

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

Although we market our tests as LDTs that are currently subject to the FDA’s exercise of enforcement discretion, if we fail to operate within the conditions of that exercise of enforcement discretion, if any of our services or products otherwise fail to comply with FDA regulatory requirements as enforced, or if we are required or voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, we would be subject to the applicable requirements of the FDC Act and the FDA’s implementing regulations. The FDA is empowered to impose sanctions for violations of the FDC Act and the FDA’s implementing regulations, including warning letters, civil and criminal penalties, injunctions, product seizure or recall, import bans, restrictions on the conduct of our operations and total or partial suspension of production. Any of the aforementioned sanctions could cause reputational damage, undermine our ability to maintain and increase our revenue, and harm our business, financial condition, and results of operations. In particular, if we or the FDA discover that any of our services or products have defects that call into question the accuracy of their results, we may be required to undertake a retest of all results and analyses provided during the period relevant to the defect, or recall the affected services and products. The direct costs incurred in connection with such a recall in terms of management time, administrative, and legal expenses and lost revenue, together with the indirect costs to our reputation, could harm our business, financial condition, and results of operations, and our ability to execute our business strategy. While we believe that we are currently in material compliance with applicable laws and regulations as currently enforced, the FDA or other regulatory agencies and authorities may not agree, and a determination that we have violated these laws or a public announcement that we are being investigated for possible violations of these laws could adversely affect our business, financial condition, results of operations, and prospects.

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

In the ordinary course of our business, we, and the third parties upon which we rely, collect, process, receive, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and store (collectively, “process”) proprietary, confidential, and sensitive information, including protected health information (“PHI”), personal information, credit card and other financial information, intellectual property, trade secrets, medical information, biometric information and genomic information (collectively, “sensitive information”) owned or controlled by ourselves or our customers, payors, and other parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to increase, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including the war between Russia and Ukraine, the state of war between Israel and Hamas and the risk of a larger regional conflict, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our platform, products, and services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, attacks enhanced or facilitated by artificial intelligence ("AI"), software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, natural disasters, terrorism, and other similar threats. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Most of our employees are working remotely at least part of the time and such remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities, including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Further, if the information technology systems of the third parties upon which we rely become subject to security incidents, we may have insufficient recourse against such third parties, and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our tests and services and otherwise conduct our business in the ordinary course.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we process sensitive information, including data we collect from our customers about trial participants in connection with clinical trials. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy, and security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, the Health Insurance Portability and Accountability Act ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Penalties for failure to comply with HIPAA and HITECH include significant civil monetary penalties and criminal penalties in certain circumstances with fines up to $250,000 per violation and/or imprisonment. Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective and applicable to us, we may have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. Similarly, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, "CCPA") applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, including those noted below. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the CPRA expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado, Connecticut and Utah have also enacted comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely and our customers. Additionally, several states and localities have enacted statutes banning or restricting the collection of biometric information and regulators, such as the Federal Trade Commission, have indicated that use of biometric technologies (including facial recognition technologies) may be subject to additional scrutiny.

We may be subject to new laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws. California also recently passed a law protecting privacy of abortion-related records and other reproductive healthcare services.

Outside the U.S., an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the General Data Protection Regulation 2016/679 (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal information. Under the EU GDPR and UK GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), applies to our operations. We also receive personal information from customers in Asia and may be subject to new and emerging data privacy and security regimes in Asia, including Japan’s Act on the Protection of Personal Information, and Singapore's Personal Data Protection Act.

In the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the EEA and the U.K. have significantly restricted the transfer of personal information to the U.S. and other countries whose data privacy and security laws they generally believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and U.K. to the U.S. in compliance with law, such as the EEA’s standard contractual clauses, the U.K.'s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (and U.K. extension thereto) (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in such framework), these mechanisms are susceptible to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the U.S. If there is no lawful manner for us to transfer personal information from the EEA, the U.K. or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and U.K. to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. EEA countries may also introduce national legislation further limiting the processing of personal genetic, biometric, or health data, which could limit our ability to collect, use and share data originating from the EEA, or could cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition.

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

Obligations related to data privacy and security (and consumers' data privacy and security expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our platform, products and/or services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal information, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, because we process PHI, personal information and sensitive information, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model, including causing us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We typically rely on our customers to obtain valid and appropriate consents from data subjects whose genetic samples and data we process on such customers’ behalf particularly with respect to our RUO and clinical trial services, and we also typically rely on each provider ordering our LDTs or diagnostic services to obtain valid and appropriate consent from each of his or her patients whose genetic samples and data we process on such patient's behalf. Given that we do not typically obtain direct consent from such data subjects or patients, and we do not audit our customers or the ordering providers to ensure that they have obtained the necessary consents required by law, the failure of our customers or the order providers to obtain consents that are valid under applicable law could result in our own non-compliance with data privacy and security laws. For example, our NeXT Personal RUO test leverages WGS, and the scope of existing consents from our customers' clinical trial subjects may be insufficient to cover use of NeXT Personal on their samples, which may either limit uptake of NeXT Personal or expose our customers and ourselves to risk of exceeding the scope of prior consent for specimen testing. A failure, or a perceived failure, to address or comply with U.S. and foreign data privacy and security laws could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data privacy and security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, and results of operations.

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
•
the Anti-Markup Rule, which, among other things, prohibit a physician or supplier billing the Medicare program from marking up the price of a purchased diagnostic service performed by another laboratory or supplier that does not “share a practice” with the billing physician or supplier. Penalties may apply to the billing physician or supplier if Medicare or another payor is billed at a rate that exceeds the performing laboratory’s charges to the billing physician or supplier, and the performing laboratory could be at risk under false claims laws, described below, for causing the submission of a false claim;
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
•
the Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”), which prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories and is similar to the federal Anti-Kickback Statute in that it creates criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing unless a specific exception applies. Unlike the federal Anti-Kickback Statute, EKRA’s reach extends beyond federal health care programs to include private insurance (i.e., it is an “all payor” statute). Additionally, most of the safe harbors available under the federal Anti-Kickback Statute are not reiterated under EKRA, and certain EKRA safe harbors conflict with the safe harbors available under the federal Anti-Kickback Statute. Therefore, compliance with a federal Anti-Kickback safe harbor does not guarantee protection under EKRA. Because EKRA is a new law, there is very little additional guidance to indicate how and to what extent it will be interpreted, applied and enforced by the government. Currently, there is no proposed regulation interpreting or implementing EKRA, nor any public guidance released by a federal agency concerning EKRA;
•
other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, fee-splitting restrictions, insurance fraud laws, prohibitions on the provision of tests at no or discounted cost to induce physician or patient adoption, and false claims acts, which may extend to services reimbursable by any payor, including private insurers;
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

As a clinical laboratory, our business practices may face additional scrutiny from government regulatory agencies and authorities such as the Department of Justice, the U.S. Department of Health and Human Services ("HHS"), Office of Inspector General (the “OIG”), and CMS. Certain arrangements between clinical laboratories and referring physicians have been identified in fraud alerts issued by the

OIG as implicating the Anti-Kickback Statute. The OIG has stated that it is particularly concerned about these types of arrangements because the choice of laboratory, as well as the decision to order laboratory tests, typically are made or strongly influenced by the physician, with little or no input from patients. Moreover, the provision of payments or other items of value by a clinical laboratory to a referral source could be prohibited under the Stark Law unless the arrangement meets all criteria of an applicable exception. The government has been active in enforcement of these laws as they apply to clinical laboratories.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “ACA”), became law. This law substantially changed the way health care is financed by both commercial payors and government payors, and significantly impacts our industry. The ACA contains a number of provisions that are expected to impact the business and operations of our customers, some of which in ways we cannot currently predict, including those governing enrollment in state and federal health care programs, reimbursement changes, and fraud and abuse, which will impact existing state and federal health care programs and will result in the development of new programs.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain until 2032 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”) repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates, and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the APMs, and the Merit-based Incentive Payment System. Under both APMs and MIPS, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments.

In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. CMS will use this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare reimbursement rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. Reporting of payment data under PAMA for clinical diagnostic laboratory tests has been delayed on numerous occasions. Beginning on January 1, 2018, CMS has begun using reported private payor pricing to periodically revise payment rates under the CLFS. Based on current law, between January 1, 2025 and March 31, 2025, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2025 to 2027 Clinical Laboratory Fee Schedule rates. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is still too early to predict the full impact on reimbursement for our current tests or those in development.

Pursuant to the Consolidated Appropriations Act, the statutory phase-in of the payment reductions has been extended through 2026 with a 0% reduction cap for 2021-2023 and a 15% reduction cap for 2024 through 2026. It is unclear what impact new quality and payment programs, such as MACRA, or new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations, or cash flows. We also anticipate there will continue to be proposals by legislators at both the federal and state levels, regulators and private payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our tests, the coverage of or the amounts of reimbursement available for our tests from payors, including commercial payors and government payors. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the U.K. and the EU, the U.K. was subject to a transition period until December 31, 2020 (the “Transition Period”), during which EU rules continued to apply. The U.K. and the EU have signed the EU-U.K. Trade and Cooperation Agreement ("TCA"), which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the U.K. and EU's relationship will operate in the future. However, there are still many uncertainties. On May 26, 2022, the IVDR entered into application in the EU. However, the IVDR is not applicable in the U.K. In the U.K., IVDs are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which retains a regulatory framework similar to the framework set out by the IVDD. As a result, there will be some regulatory divergence in the U.K. from the EU in light of the fact that the CE marking process is set out in EU law, which no longer applies in the U.K. The U.K. has devised a new route to market culminating in a U.K. Conformity Assessed ("UKCA") mark to replace the CE Mark for placing IVDs on the market in Great Britain (“G.B.”). Northern Ireland will, however, continue to be covered by the regulations governing CE Marks (a CE Mark or a CE Mark and UKNI Mark will be required to place products on the Northern Ireland market). The EU legal framework, including the IVDR, remains applicable in Northern Ireland (any products placed on the market in the Northern Ireland must be compliant with EU law). However, all medical devices and IVDs must be registered with the MHRA, in order to be placed on the G.B. market.

The U.K. Government has introduced legislation permitting EU CE Marks to continue to be recognized in G.B. for medical devices. The duration of such recognition depends on the EU regulatory framework on the basis of which the medical devices were previously CE marked. The risk classification of the devices also has an impact if they were CE marked in accordance with the IVDD. The U.K. government also intends to introduce legislation establishing reinforced post-market surveillance requirements in early 2024. The World Trade Organization ("WTO") published notification of the draft Post-market Surveillance Requirements Statutory Instrument (PMS SI) on July 26, 2023. These post-market surveillance requirements are anticipated to apply from mid-2024. The U.K. government is aiming to have core aspects of the future regulatory regime for medical devices applicable from July 1, 2025. The nature of any new regulation in the U.K. is uncertain, and as such, we may experience delays in obtaining future access to the U.K. and other European markets. The U.K.’s departure from the EU has also impacted customs regulations and impacted timing and ease of shipments into the EU from the U.K.

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

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We currently do not report our environmental emissions and absent a legal requirement to do so we currently do not plan to report our environmental emissions, and lack of reporting could result in certain investors declining to invest in our common stock. As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. For example, California recently enacted Assembly Bill 1305 (“AB 1305”). AB 1305, which became effective on January 1, 2024, creates new annual disclosure requirements regarding substantiation of certain climate-related statements, and, if we report climate related statements in the future, could increase our compliance and reporting costs. Additionally, the SEC has recently proposed, and may continue to propose, certain mandated ESG reporting requirements, such as the SEC's proposed rules designed to enhance and standardize climate-related disclosures, which, if finally approved, would significantly increase our compliance and reporting costs. AB 1305 and the proposed SEC rules may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our stock price. In the event that we communicate certain initiatives or goals regarding ESG matters in the future, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of certain investors and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects may be adversely affected.

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

Where we collaborate with third parties in the development of technology, our collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information. Further, collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability. Also, we may be obligated under our agreements with our collaborators, licensors, customers, suppliers, and others to indemnify and hold them harmless for damages arising from intellectual property infringement by us.

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

In addition, the patent position of companies engaged in the development and commercialization of diagnostic tests is particularly uncertain. Various courts, including the Supreme Court have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to certain diagnostic tests and related methods. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or a law of nature (for example, the relationship between particular genetic variants and cancer) are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of genetic diagnostic tests would be considered natural laws. Accordingly, the evolving case law in the U.S. may adversely affect our ability to obtain patents and may facilitate third-party challenges to any owned or licensed patents. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S., and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents in such countries. Proceedings to defend or enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

We have applied, and we intend to continue applying, for patents covering such aspects of our technologies as we deem appropriate. However, the patent process is expensive, time consuming, and complex, and we may choose not to, or we may not be able to, apply for patents on certain aspects of our services, products, and other technologies in a timely fashion, at a reasonable cost, in all jurisdictions or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition.

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

It is also possible that we fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third party files a patent application covering, or publishes information disclosing, a similar, independently-developed invention. Such competitor’s patent application may pose obstacles to our ability to obtain or limit the scope of patent protection we may obtain. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or were the first to file for patent protection of such inventions. To determine the priority of these inventions, we have participated, are participating and may in the future have to participate, in interference proceedings, derivation proceedings, inter partes review proceedings, or other post-grant proceedings declared by the USPTO or a foreign patent office that have resulted, and could in the future result, in substantial cost to us. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, changes to the patent laws of the U.S. allow for various post-grant opposition proceedings, such as inter partes review proceedings, providing additional methods for others to challenge our patents. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Furthermore, if third parties bring these proceedings against our patents, we could experience significant costs and management distraction.

We are involved in legal proceedings to defend and enforce our intellectual property rights and may in the future become involved in other lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming, and unsuccessful.

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, others may infringe our patents or the patents of our licensing partners. For example, we have filed complaints in the U.S. District Court for the District of Colorado against Foresight for patent infringement (see the section titled “Contingencies” in Note 9 to our unaudited condensed consolidated financial statements). Further, Foresight has filed inter partes review petitions with the USPTO in an effort to invalidate five of the seven patents that we are asserting against Foresight, and has alleged that it will file additional inter partes review petitions with the USPTO in an effort to invalidate the two other patents that we are asserting against Foresight. The USPTO has issued decisions granting inter partes reviews of four of the patents we are asserting against Foresight; the USPTO has yet to issue a decision regarding whether it will institute an inter partes review of the fifth patent. In addition, our patents or the patents of our licensors may become involved in inventorship, priority, or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our asserted patent covering our services or product is invalid or unenforceable, and the court may agree that our asserted patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our services or product or the services or products of our competitors. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. An adverse result in any litigation or other proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Such a loss of patent protection could have a material adverse impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Filing, prosecuting, maintaining, defending, and enforcing patents on our products, services, and technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. Competitors may use our technologies in jurisdictions where we have not sought or obtained patent protection to develop their own products and services and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the U.S. These services and products may compete with our services and products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant challenges in establishing and enforcing their proprietary rights outside of the U.S. These challenges can be caused by the absence or inconsistency of the application of rules and methods for the establishment and enforcement of intellectual property rights outside of the U.S. In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to healthcare. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries, including EU countries, India, Japan, and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit given that we may have limited remedies available if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents and limit our potential revenue opportunities. Furthermore, patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we have chosen and in the future may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Proceedings to defend or enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the U.S. and foreign countries may affect our ability to obtain adequate protection for our products, services and other technologies and the enforcement of intellectual property. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other provisions during the patent application and prosecution process. Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various other governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents and/or applications. We employ reputable professionals and rely on such third parties to help us comply with these requirements and effect payment of these fees with respect to the patents and patent applications that we own. Noncompliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official communications within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance has resulted or can result in abandonment or lapse of a patent or patent application, resulting in loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case, which could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceed the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. As noted above, the FDIC took control of SVB, Signature Bank, Silvergate Capital Corp and First Republic Bank in the first half of 2023. While we did have an account at SVB, we were able to recover all of our deposits when the FDIC stepped in and allowed us to transfer funds held at SVB to another bank without incurring any losses. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of December 31, 2023, we had 50,480,694 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of December 31, 2023 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, certain holders of shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans and under our at-the-market facility, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our common stock to decline.

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

As of December 31, 2023, we had federal and state net operating loss carryforwards of approximately $285.5 million and approximately $274.7 million, respectively. Certain of our federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2031. These net operating loss carryforwards could expire unused and be unavailable to offset future taxable income. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, federal net operating losses incurred in tax years beginning in 2018 and thereafter may be carried forward indefinitely, but the deductibility of such federal net operating losses for tax years beginning after 2020 is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, as modified by the CARES Act. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (including certain tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it could harm our future operating results by effectively increasing our future tax obligations.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, personal information, and Personal Health Information (“PHI”) (collectively, “Information Systems and Data”).

The board of director’s audit committee and the internal cybersecurity team help identify, assess and manage the Company’s cybersecurity threats and risks, including through the use of our risk register. Our internal cybersecurity team includes our information security function, security management, engineering operations, legal, risk management and third-party service providers. Our cybersecurity team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and Personalis’ risk profile using various methods including, for example: using manual and automated tools, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting threat assessments, employee reporting, and regular reviews and internal and external audits.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response plan, incident detection and response, disaster recovery and business continuity plans, risk assessments, network security controls, access controls, user management, asset management, hardware and data segregation, system monitoring and regular reviews.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, cybersecurity risk is addressed as a component of our enterprise risk management program and identified in our risk register. Additionally, the cybersecurity team monitors activity on a continual basis and works with security management to prioritize our risk profile and mitigate cybersecurity threats that are more likely to lead to a material impact to our business on a monthly basis; executive management evaluates material risks from cybersecurity threats against our overall business objectives on a periodic basis and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk periodically.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example cybersecurity consultants, threat intelligence service providers, and professional services firms.

We use third-party service providers to perform a variety of functions throughout our business, including, but not limited to infrastructure support and maintenance, supply chain resources, contracting services and software integrations. These vendors are reviewed as part of our vendor management program, including the management of cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part I, Item1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain of our management, including the Vice President of Informatics, who has more than 20 years of experience in information technology and oversees the Informatics department which includes the Company’s hardware, software, help desk, and cybersecurity team.

The Vice President of Informatics reports to our Chief Financial Officer and is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. The Vice President of Informatics is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the internal cybersecurity team and others, depending on severity. The cybersecurity team works with our incident response team to help the company mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The board of directors receives periodic updates from certain members of the cybersecurity team concerning the Company’s significant cybersecurity threats and risk and the processes we have implemented to address them. The audit committee and board also have access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

Our corporate headquarters is located in Fremont, California, and comprise 100,000 square feet of space, pursuant to a lease that expires in 2036. The lease includes two options to extend the term for a period of five-years per option, at prevailing market rates. This facility is used for our CLIA-certified and CAP-accredited laboratory operations, research and development, and corporate functions.

We also lease 31,280 square feet of space in Menlo Park, California, pursuant to a lease that expires in 2027. This facility was previously used for laboratory operations and our former corporate headquarters. We are actively marketing the space for sublease.

We believe that our facilities are sufficient to meet our current and foreseeable future needs. We also believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

Item 3. Legal Proceedings.

See the disclosure under the heading "Contingencies" in Note 11 to our consolidated financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on The Nasdaq Global Market under the symbol “PSNL.”

Holders

As of February 22, 2024, there were approximately 60 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We develop and market advanced cancer genomic tests and analytics. Our tests and analytics are used by pharmaceutical companies for translational research, biomarker discovery, the development of personalized cancer therapies, and we expect in the near future, for clinical trial enrollment. Our advanced tests are used by physicians to detect cancer recurrence, monitor cancer evolution, and uncover insights for therapy selection. We also provide sequencing and data analysis services to support population sequencing initiatives.

Today, our products are routinely used by many of the largest oncology-focused pharmaceutical companies for analysis of patient samples in their clinical trials and drug development programs. Our advanced genomic sequencing and analytics also support the development of personalized cancer vaccines and other next-generation cancer immunotherapies. For example, we are providing genomic testing to Moderna, Inc. ("Moderna") in its ongoing clinical trials evaluating a personalized cancer vaccine. In addition, we partner with diagnostics companies by providing our advanced tumor profiling and analysis capabilities as an input to their products. More recently, we launched new diagnostic offerings for the clinical setting and, in November 2023, entered into an agreement with Tempus AI, Inc. (formerly known as Tempus Labs, Inc., and referred to herein as "Tempus") to commercialize NeXT Personal Dx in the clinical diagnostics market. Finally, we have also pursued non-cancer related business opportunities, specifically within the population sequencing market, by providing whole genome sequencing ("WGS") services under contract with the U.S. Department of Veterans Affairs Million Veteran Program ("VA MVP").

As part of one of our new strategies for 2023 and beyond, we are working with a growing number of leading cancer centers and world-class academic research institutions to build and publish the clinical evidence-base to support our products and our key indications, as well as to obtain reimbursement coverage from Medicare and other payors. Because of the ultra-high analytical sensitivity of our technology, we are initially focusing on three indications: breast cancer, lung cancer, and immunotherapy (IO) monitoring. We have collaborations with Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); The Royal Marsden; the Vall d'Hebron Institute of Oncology (VHIO); Duke University; the Dana-Farber Cancer Institute; University Medical Center Hamburg-Eppendorf (also known as UKE); and Criterium and the Academic Breast Cancer Consortium that will focus on building the evidence-base for our technology and these indications. If the key opinion leaders ("KOLs") we are collaborating with have a positive experience using our products, we are optimistic this will support broader use of our products by other KOLs, as well as clinicians in the future.

Our work in oncology is underpinned by our experience and capacity for next-generation sequencing at scale. We have the capacity to sequence and analyze over 300 trillion bases of DNA per week in our facility. We believe that our capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases. To date, we have sequenced more than 385,000 human samples, of which more than 175,000 were whole human genomes.

2023 Highlights

Total revenue increased 13%, or $8.4 million, during 2023 compared to 2022, primarily driven by higher revenue from enterprise sales and pharma tests. Revenue from enterprise sales was $31.7 million in 2023 compared to $26.6 million in 2022, an increase of 19%. Revenue from pharma tests was $31.9 million in 2023 compared to $29.6 million in 2022, an increase of 8%.

Key business accomplishments and financial updates in 2023 and early 2024 include:

•
Received Medicare coverage for NeXT Dx.
•
Amended Natera agreement to extend volume commitments through the end of 2024.
•
Signed key partnership agreement with Tempus to commercialize NeXT Personal Dx in clinics or with oncologists.
•
Established a partnership with Myriad to market ImmunoID NeXT.
•
Completed the NeXT Personal Dx (LDT) early access launch.
•
Presented compelling early-stage lung cancer clinical MRD data with TRACERx for NeXT Personal.
•
Signed commercial agreement with Moderna to leverage NeXT platform in personalized mRNA cancer vaccine clinical trials.
•
Reduced cash burn through headcount reduction of nearly 50%, resulting in an estimated $35 million in annual cost savings. Continued efforts to reduce expenses across the board.

Factors Affecting Our Performance

We believe there are several important factors that we expect to impact our operating performance and results of operations, including:

•
The continued development of the market for genomic-based tests. Our performance depends on the willingness of pharmaceutical companies, enterprise customers, and oncologists to continue to seek more comprehensive molecular information to develop more efficacious cancer therapies.
•
Increasing adoption of our products and solutions by existing customers. Our performance depends on our ability to retain and broaden adoption with existing customers. Because our technology is novel, some customers begin using our products by initiating pilot studies involving a small number of samples to gain experience with our service. As a result, historically a significant portion of our revenue has come from existing customers. We believe that our ability to convert initial pilots into larger orders from existing customers has the potential to drive substantial long-term revenue. We expect there may be some variation in the number of samples they choose to test each quarter.
•
Adoption of our products and solutions by new customers. While new customers initially may not account for significant revenue, we believe that they have the potential to grow substantially over the long term as they gain confidence in our service. Our ability to engage new customers is critical to our long-term success. Our publications, posters and presentations at scientific conferences lead to engagement at the scientific level with potential customers who often make the initial decision to gain experience with our products. Accessing these new customers through scientific engagement and marketing to gain initial buy-in is critical to our success and gives us the opportunity to demonstrate the utility of our products.
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
•
Investment in product innovation to support growth. Investment in research and development, including the development of new products and capabilities is critical to establish and maintain our leading position. We have invested significantly in our NeXT platform, introducing new products and additional capabilities. We are also collaborating with KOLs to support the clinical utility of our products. We believe this work is critical to gaining customer adoption and expect our investments in these efforts to continue.
•
Leverage our operational infrastructure. We have invested significantly in our sample processing capabilities and commercial infrastructure. With our current operating model and infrastructure, we can increase our production and commercialize new generations of our products. We expect to grow our revenue and spread our costs over a larger volume of services.

Components of Operating Results

Revenue

We derive our revenue from sales of advanced sequencing and analytics to the following four customer types:

•
Pharma tests and services includes sales of testing services and data analytics for clinical trials and research to pharmaceutical companies in support of their drug development programs.
•
Enterprise sales includes sales of tumor profiling and diagnostic tests directly to another business as an input to their products. Revenue from our partnership with Natera to provide advanced tumor analysis for use in Natera's MRD test currently makes up substantially all of the revenue in this category.
•
Population sequencing includes sales of genomic sequencing services and data analytics to support large-scale genetic research programs. All of the revenue in this category is from our partnership with the VA MVP.
•
Other includes sales of genomic tests and analytics to universities and non-profits. This category also includes sales of diagnostics tests ordered by healthcare providers for cancer patients, which was insignificant for periods presented.

Our ability to increase revenue will depend on our ability to further increase sales to these groups of customers, expand our customer base within each group, and expand our business in the clinical diagnostics market. To do this, we are developing a growing set of state-of-the-art services and products; advancing our operational infrastructure; building our regulatory credentials; focusing our marketing efforts on large pharmaceutical companies; building and publishing the clinical evidence-base to support our products and our key indications, as well as to obtain reimbursement coverage from Medicare and other payors; and seeking additional partnerships such as ours with Natera. We sell through a small direct sales force. In late 2023, we entered into an agreement with Tempus to commercialize NeXT Personal Dx in the clinical diagnostics market and will be leveraging Tempus' significantly larger sales force.

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

We expense our research and development costs in the period in which they are incurred. We expect research and development expenses to decrease as a result of our reductions in workforce initiated in 2023 and our closure of operations in China.

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

Selling, general and administrative expenses have decreased significantly since the completion of our first quarter 2023 reduction in workforce. We expect expenses to remain around this lower level over the next couple of years.

Lease Impairment

We recognized an impairment loss for operating lease right-of-use assets as a result of the change in use of our Menlo Park facility during the third quarter of 2023.

Restructuring and Other Charges

Restructuring and other charges consists of charges in connection with our two reductions in workforce initiated in 2023 and charges in connection with the closure of our China operations.

Interest Income and Interest Expense

Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. Interest expense is the recognition of imputed interest on noninterest bearing loans.

Other Income (Expense), Net

Other income (expense), net consists primarily of charges related to the issuance and remeasurement of warrants to Tempus during the year ended December 31, 2023. Otherwise, other income (expense), net consists primarily of foreign currency exchange gains and losses.

Trend Financial Information

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data”. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2023	2022	2021	2020	2019
Consolidated Statements of Operations:	(in thousands, except share and per share data)
Revenue	$73,481	$65,047	$85,494	$78,648	$65,207
Costs and expenses
Cost of revenue	55,273	51,697	53,837	58,534	43,127
Research and development	64,776	64,912	49,312	28,568	22,418
Selling, general and administrative	49,726	63,969	47,698	33,692	22,080
Lease impairment	5,565	—	—	—	—
Restructuring and other charges	8,077	—	—	—	—
Total costs and expenses	183,417	180,578	150,847	120,794	87,625
Loss from operations	(109,936)	(115,531)	(65,353)	(42,146)	(22,418)
Interest income	5,901	2,396	367	949	1,620
Interest expense	(110)	(201)	(184)	(2)	(1,133)
Loss on debt extinguishment	—	—	—	—	(1,704)
Other income (expense), net	(4,068)	61	(42)	(24)	(1,440)
Loss before income taxes	(108,213)	(113,275)	(65,212)	(41,223)	(25,075)
Provision for income taxes	83	40	14	57	9
Net loss	$(108,296)	$(113,315)	$(65,226)	$(41,280)	$(25,084)
Net loss per share, basic and diluted	$(2.25)	$(2.48)	$(1.49)	$(1.20)	$(1.39)
Weighted-average shares outstanding, basic and diluted	48,175,201	45,704,805	43,886,730	34,374,903	18,011,470

	December 31,
	2023	2022	2021	2020	2019
	(in thousands)
Cash and cash equivalents, and short-term investments	$114,179	$167,658	$287,064	$203,290	$128,289
Working capital	99,510	166,568	286,918	180,083	89,616
Total assets	225,099	292,700	396,528	244,842	157,291
Total debt	2,880	2,596	3,494	—	—
Long-term obligations	48,424	41,430	54,914	9,261	639
Total liabilities	95,658	74,561	86,227	49,897	50,601
Total stockholders' equity	129,441	218,139	310,301	194,945	106,690

Results of Operations

This section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023, which is incorporated by reference herein.

Revenue

The following table shows revenue by customer type (in thousands):

	Years Ended December 31,			Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Pharma tests and services	$31,904	$29,552	$30,282	8%	(2%)
Enterprise sales	31,729	26,641	8,774	19%	204%
Population sequencing	9,412	8,443	45,671	11%	(82%)
Other	436	411	767	6%	(46%)
Total revenue	$73,481	$65,047	$85,494	13%	(24%)

The following table shows customers that made up at least 10% of total revenue in each year presented:

	Year Ended December 31,
	2023	2022	2021
Natera, Inc.	43%	41%	10%
VA MVP	13%	13%	53%
Merck & Co., Inc.	*	11%	*
* Less than 10% of revenue

Pharma tests and services

Revenue from pharma tests and services increased 8%, or $2.4 million, in 2023. Growth from new customers drove the revenue increase. Notably, three customers that were either new in 2023 or 2022, accounted for an increase of $3.8 million in revenue as these customers selected our advanced genomic tests for their clinical trials and research projects. Additionally, revenue from one of our customers developing personalized cancer therapies increased by $2.3 million. Those increases were partially offset by decreases in revenue from multiple customers due to non-recurring projects and variability in timing and spending levels on clinical trial projects in general.

Enterprise sales

Revenue from enterprise sales increased 19%, or $5.1 million, in 2023. This was due to an increase in the volume of samples we tested for Natera, partially offset by lower selling prices. The number of samples we processed for Natera increased by over 55% in 2023.

We amended our agreement with Natera during the fourth quarter of 2023 to extend minimum volume commitments through the end of 2024. Previously, Natera's volume commitments extended only through the first quarter of 2024. In addition, we plan to introduce a lower-cost version of our exome product offering for Natera in the first half of 2024 in order to support their price requirements, and we expect our total revenue from Natera in 2024 to decline, due to the lower prices.

Population sequencing

Population sequencing revenue is made up entirely of sales to the VA MVP. The increase in revenue was driven by an increase in samples we tested, which offset a nearly 50% reduction in selling prices in 2023 as compared to 2022.

Revenue recognized each period is also impacted by timing of our fulfillment of samples under each annual task order. Our annual task orders received in 2023, 2022, and 2021 were $7.5 million, $10.0 million, and $9.7 million, respectively. Our contract with the VA MVP does not include specific testing turnaround times. Therefore, we have the ability to modulate the volume of samples processed from the VA MVP up or down to complement sample volumes from other customers, which can vary from period to period. As of the end of 2023, our remaining unfulfilled task orders amounted to $7.4 million, which we expect to recognize as revenue within the next 12 months.

Costs and Expenses

	Year Ended December 31,			Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in thousands)
Cost of revenue	$55,273	$51,697	$53,837	7%	(4%)
Research and development	64,776	64,912	49,312	(0%)	32%
Selling, general and administrative	49,726	63,969	47,698	(22%)	34%
Lease impairment	5,565	—	—	NM	NM
Restructuring and other charges	8,077	—	—	NM	NM
Total costs and expenses	$183,417	$180,578	$150,847	2%	20%

Cost of revenue

The increase in cost of revenue of 7%, or $3.6 million, was primarily due to higher revenue levels (revenue increased 13% over the same period), partially offset by dedication of more laboratory resources to support sample processing required for clinical evidence generation, which is a non-revenue generating activity and thus reported as R&D expense. Specific components of the increase were a $4.9 million increase in direct material costs due to higher revenue levels, a $2.0 million increase in facilities and equipment costs (partly due to movement of our laboratory from our prior Menlo Park facility to the new Fremont facility), and a $2.0 million increase in laboratory supplies and consumables (enterprise customer orders require more supplies to process as compared to other customer categories); partially offset by a $5.3 million decrease in shared laboratory costs due to greater usage of our laboratory capacity for R&D activities.

Research and development

Research and development expenses remained flat in 2023 as compared to 2022. Increases in costs associated with clinical evidence generation and collaborations, and increases in facility costs (as a result of the R&D function moving into our Fremont facility during 2023), were offset by cost savings from our reductions in workforce initiated in 2023.

Specific offsetting components of research and development expense include a $5.0 million increase in sample processing costs incurred in our laboratory for product development, collaborations, and clinical evidence generation, and a $2.2 million increase in facilities costs; offset by a $7.3 million decrease in personnel-related costs driven by our reductions in workforce.

Selling, general and administrative

The decrease in selling, general and administrative expenses of 22%, or $14.2 million was primarily due to cost savings from our reductions in workforce initiated in 2023.

Specific components of the decrease were a $11.7 million decrease in personnel-related costs driven by our reductions in workforce, a $5.1 million decrease in facilities costs as a result of the R&D function and additional lab teams moving into our Fremont facility and consequently receiving a share of such facility costs that were previously allocated to SG&A, and a $1.5 million decrease in professional services; partially offset by a $2.9 million increase in depreciation of office-related fixtures and furniture (driven by our Fremont headquarters), a $1.0 million increase in software and subscriptions costs, and a $0.2 million increase in marketing costs such as trade shows expenses.

Lease impairment

During the third quarter of 2023, we completed the move of our laboratory operations from our Menlo Park facility to our Fremont facility and began actively marketing the Menlo Park space for sublease. Accordingly, we evaluated the ongoing value of the operating lease right-of-use asset associated with the Menlo Park facility. Based on this evaluation, we determined that the right-of-use asset with a carrying amount of $6.7 million was no longer recoverable and was impaired and wrote it down to its estimated fair value of $1.1 million, which resulted in a noncash impairment loss of $5.6 million. Estimated fair value was based on expected future sublease cash flows (with the assistance of a third-party real estate broker), net of brokerage commissions and estimated tenant incentives, discounted at a market rate of return on similar assets. The estimation of fair value also included expected downtime prior to the commencement of a future sublease.

Restructuring and other charges

During 2023, we initiated two rounds of workforce reductions to reduce our cash burn and increase operating efficiencies. Combined, our headcount was reduced by almost 50% from 2022 levels. We also closed our China operations.

The $8.1 million in restructuring and other charges recognized in 2023 is comprised of $7.5 million in one-time employee termination benefits (including costs related to termination of our former China employees) and $0.6 million of other noncash charges (primarily asset disposals and impairments in connection with the closure of our China operations).

Interest Income, Interest Expense and Other Income (Expense), Net

	Year Ended December 31,			Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in thousands)
Interest income	$5,901	$2,396	$367	146%	553%
Interest expense	(110)	(201)	(184)	(45%)	9%
Other income (expense), net	(4,068)	61	(42)	NM	NM
Total	$1,723	$2,256	$141

Interest income and interest expense

The increase in interest income was due to increased yields on our investments. Interest expense is the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

In connection with our November 2023 agreement with Tempus, we issued two warrants to purchase, in the aggregate, up to 9,218,800 shares of our common stock. If Tempus acquires any shares of common stock directly from us other than by exercising the warrants, then the total number of shares issuable upon exercise of the warrants will be reduced by such shares. Because the number of shares issuable upon settlement are subject to adjustment, the warrants are classified as liability instruments and are subject to remeasurement at each balance sheet date, with changes in fair value recognized as other income (expense). Additionally, since the initial fair value of the warrants of $6.9 million exceeded the total proceeds received from Tempus of $6 million, a loss of $0.9 million was immediately recognized within other income (expense).

Fair value of the warrants increased by $3.1 million as of December 31, 2023. The increase in fair value, plus the immediate loss of $0.9 million recognized upon issuance, resulted in a $4.0 million expense recognized in other income (expense), net during the year ended December 31, 2023.

During 2022 and 2021, other income (expense), net consisted mainly of foreign currency remeasurements.

Liquidity and Capital Resources

The following table presents selected financial information (in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents, and short-term investments	$114,179	$167,658	$287,064
Property and equipment, net	57,366	61,935	19,650
Contract liabilities	7,216	1,264	3,982
Working capital	99,510	166,568	286,918

From our inception through December 31, 2023, we have funded our operations primarily from $279.0 million in net proceeds from our follow-on equity offerings in August 2020 and January 2021, $144.0 million in net proceeds from our IPO in June 2019, $89.6 million from issuance of redeemable convertible preferred stock, $3.5 million in net proceeds from our ATM facility (see Note 2, Summary of Significant Accounting Policies), as well as cash from operations and debt financings. As of December 31, 2023, we had cash and cash equivalents of $57.0 million and short-term investments of $57.2 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments, together with cash provided by operating activities, are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our services or other risks described in this Annual Report on Form 10-K, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. We filed a sales agreement prospectus in December 2023 pursuant to which we may offer and sell up to $50.0 million of shares of our common stock through our ATM facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

As of December 31, 2023, cash and cash equivalents held by foreign subsidiaries was $1.2 million, most of which was held by our China subsidiary. During the first half of 2023, we closed our China operations and, in February 2024, we completed the dissolution of the China entity and repatriated all cash that was held at the entity back to our headquarters.

Cash Flows

	Year Ended December 31,
	2023	2022	2021
Net cash used in operating activities	$(56,258)	$(70,233)	$(70,828)
Net cash provided by (used in) investing activities	13,099	52,537	(60,069)
Net cash provided by financing activities	11,031	1,366	169,700

The $14.0 million decrease in cash used in operating activities during 2023 as compared to 2022 was primarily due to lower spend on operating expenses (particularly lower payroll expenses after our reductions in workforce initiated in 2023), higher customer deposits received (mostly in connection with our agreement with Moderna to support its ongoing clinical trials evaluating a personalized cancer vaccine), and efficient management of working capital; partially offset by lower landlord contributions received during 2023 versus 2022 in connection with our Fremont facility build-out.

The $39.4 million decrease in cash provided by investing activities during 2023 as compared to 2022 was due to significantly lower net proceeds from short-term investment maturities, partially offset by a $39.0 million reduction in capital expenditures.

The $9.7 million increase in cash provided by financing activities during 2023 as compared to 2022 was driven by $6 million in proceeds from issuance of warrants to Tempus and $3.5 million in net proceeds from sales of common stock under our ATM facility, both of which did not occur during 2022.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of variable costs of revenue, operating expenditures, capital expenditures, property leases, and other. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $114.2 million as of December 31, 2023, as well as anticipated cash receipts from customers. To fund our material cash requirements in the short- and long-term, we may also seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

Variable costs of revenue. From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of raw materials, laboratory supplies and consumables to be used in the sequencing of customer samples. However, we generally do not have binding and enforceable purchase orders beyond the short term, and the timing and magnitude of purchase orders beyond such period is difficult to accurately project. We currently expect spending in this area to increase in 2024 relative to 2023 to support expected higher levels of revenue.

Operating expenditures. Our primary use of cash relates to employee compensation, spend on professional services, spend related to research and development projects, and other costs related to our research and development, selling, general and administrative functions. We currently expect to decrease our spend in these areas as a result of our workforce reductions initiated in 2023. On a long-term basis, we manage future cash requirements relative to our long-term business plans.

Capital expenditures. Capital expenditures are expected to decrease from 2023 levels as we have completed significant laboratory capacity additions. Going forward, our capital expenditures are expected to consist primarily of laboratory equipment and computer equipment. We currently expect capital expenditures to be approximately $1 million in 2024 and between $4 million to $6 million in each of the years 2025 and 2026.

Property leases. Our noncancelable operating lease payments were $78.6 million as of December 31, 2023. The timing of these future payments, by year, can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 7, “Leases.”

Other. As of December 31, 2023, we have an outstanding noninterest bearing loan that was used to finance the purchase of equipment for our laboratory. We owe a total of $2.5 million, with half of that amount owed in 2024 and the other half in 2025. Additionally, we had an outstanding noninterest bearing loan that was used to finance the purchase of internal use software licenses and related ongoing support. We will make a payment of $0.4 million in September 2024 to pay off this loan. Further discussion of this loan can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 6, “Loans.”

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with revenue recognition, leases, and common stock warrants have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

Leases

Lease liabilities are recognized at the present value of the fixed lease payments, reduced by landlord incentives, using a discount rate based on our current borrowing rate at the lease commencement date (the incremental borrowing rate), unless the rate implicit in the lease is readily determinable.

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

In September 2022, the lease commencement date for our new facility in Fremont, California was delayed from the original intended date due to delays in the completion of the work necessary for us to move into the facility, which resulted in a reassessment of the lease term and consequently a remeasurement of the lease liability and corresponding adjustment to the carrying amount of the right-of-use asset based on an updated incremental borrowing rate. We estimated our incremental borrowing rate by using the same method described above and concluded that the incremental borrowing rate for the remeasured lease was 10.5%. The lease reassessment resulted in a $12.9 million reduction to right-of-use assets in 2022. The increase in our estimated borrowing rate between August 2021 and September 2022 mostly reflects the higher interest rate environment in 2022 as compared to 2021.

During the third quarter of 2023, we completed the move of our laboratory operations from our Menlo Park facility to our Fremont facility and began actively marketing the Menlo Park space for sublease. Accordingly, we evaluated the ongoing value of the operating lease right-of-use asset associated with the Menlo Park facility. Based on this evaluation, we determined that the right-of-use asset with a carrying amount of $6.7 million was no longer recoverable and was impaired and wrote it down to its estimated fair value of $1.1 million, which resulted in a noncash impairment loss of $5.6 million. Estimated fair value was based on expected future sublease cash flows (with the assistance of a third-party real estate broker), net of brokerage commissions and estimated tenant incentives, discounted at a market rate of return on similar assets. The estimation of fair value also included expected downtime prior to the commencement of a future sublease.

Common Stock Warrants

In November 2023, we entered into an agreement with Tempus to commercialize NeXT Personal Dx in the clinical diagnostics market. In connection with this agreement, we issued to Tempus two warrants to purchase, in the aggregate, up to 9,218,800 shares of our common stock. If Tempus acquires any shares of common stock directly from us other than by exercising the warrants, then the total number of shares issuable upon exercise of the warrants will be reduced by such shares. Because the number of shares issuable upon settlement are subject to adjustment, the warrants are classified as liability instruments and are subject to remeasurement at each balance sheet date, with changes in fair value recognized as other income (expense).

The Black-Scholes option-pricing model was used to estimate fair value of the warrants issued to Tempus at the date of issuance, November 28, 2023, and at each subsequent balance sheet date. Estimating fair value using the Black-Scholes option-pricing model requires a number of assumptions. Changes in the assumptions can materially affect the fair value and ultimately how much other income (or expense) is recognized. The inputs generally require analysis to develop.

•
Expected Term—The expected term assumption represents the contractual period of each of the two warrants.
•
Expected Volatility—Expected volatility was based on the Company's actual historical volatility over the expected terms of the warrants.
•
Expected Dividend Yield—The Black-Scholes option-pricing valuation model calls for a single expected dividend yield as an input. We currently have no history or expectation of paying cash dividends on our common stock.
•
Risk-Free Interest Rate—The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the warrants.

Recent Accounting Pronouncements

See the sections titled “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

PERSONALIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$56,984	$89,128
Short-term investments	57,195	78,530
Accounts receivable, net	17,730	16,642
Inventory and other deferred costs	10,474	8,591
Prepaid expenses and other current assets	4,361	6,808
Total current assets	146,744	199,699
Property and equipment, net	57,366	61,935
Operating lease right-of-use assets	17,852	26,480
Other long-term assets	3,137	4,586
Total assets	$225,099	$292,700
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,920	$12,854
Accrued and other current liabilities	23,941	19,013
Contract liabilities	3,288	1,264
Short-term warrant liability	5,085	—
Total current liabilities	47,234	33,131
Long-term operating lease liabilities	38,321	41,041
Long-term warrant liability	4,942	—
Other long-term liabilities	5,161	389
Total liabilities	95,658	74,561
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 50,480,694 and 46,707,084 shares issued and outstanding, respectively	5	5
Additional paid-in capital	598,364	579,456
Accumulated other comprehensive loss	(222)	(912)
Accumulated deficit	(468,706)	(360,410)
Total stockholders’ equity	129,441	218,139
Total liabilities and stockholders’ equity	$225,099	$292,700

See notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$73,481	$65,047	$85,494
Costs and expenses
Cost of revenue	55,273	51,697	53,837
Research and development	64,776	64,912	49,312
Selling, general and administrative	49,726	63,969	47,698
Lease impairment	5,565	—	—
Restructuring and other charges	8,077	—	—
Total costs and expenses	183,417	180,578	150,847
Loss from operations	(109,936)	(115,531)	(65,353)
Interest income	5,901	2,396	367
Interest expense	(110)	(201)	(184)
Other income (expense), net	(4,068)	61	(42)
Loss before income taxes	(108,213)	(113,275)	(65,212)
Provision for income taxes	83	40	14
Net loss	$(108,296)	$(113,315)	$(65,226)
Net loss per share, basic and diluted	$(2.25)	$(2.48)	$(1.49)
Weighted-average shares outstanding, basic and diluted	48,175,201	45,704,805	43,886,730

See notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(108,296)	$(113,315)	$(65,226)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	19	(277)	49
Change in unrealized gain (loss) on available-for-sale debt securities	671	(469)	(237)
Comprehensive loss	$(107,606)	$(114,061)	$(65,414)

See notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2020	39,105,548	$4	$376,788	$22	$(181,869)	$194,945
Proceeds from follow-on offering, net of offering costs	4,542,500	—	161,916	—	—	161,916
Proceeds from exercise of stock options	862,056	—	2,096	—	—	2,096
Proceeds from ESPP	128,289	—	2,380	—	—	2,380
Restricted stock units vested	266,119	—	—	—	—	—
Stock-based compensation	—	—	14,378	—	—	14,378
Foreign currency translation adjustment	—	—	—	49	—	49
Unrealized loss on available-for-sale debt securities	—	—	—	(237)	—	(237)
Net loss	—	—	—	—	(65,226)	(65,226)
Balance—December 31, 2021	44,904,512	4	557,558	(166)	(247,095)	310,301
Proceeds from exercise of stock options	488,187	1	1,010	—	—	1,011
Proceeds from ESPP	416,514	—	1,455	—	—	1,455
Restricted stock units vested	897,871	—	—	—	—	—
Stock-based compensation	—	—	19,433	—	—	19,433
Foreign currency translation adjustment	—	—	—	(277)	—	(277)
Unrealized loss on available-for-sale debt securities	—	—	—	(469)	—	(469)
Net loss	—	—	—	—	(113,315)	(113,315)
Balance—December 31, 2022	46,707,084	5	579,456	(912)	(360,410)	218,139
Proceeds from sales of common stock under ATM facility, net of commissions	1,935,214	—	3,513	—	—	3,513
Proceeds from exercise of stock options	8	—	—	—	—	—
Proceeds from ESPP	999,194	—	1,344			1,344
Restricted stock units vested	839,194	—	—	—	—	—
Stock-based compensation	—	—	14,051	—	—	14,051
Foreign currency translation adjustment	—	—	—	19	—	19
Unrealized gain on available-for-sale debt securities	—	—	—	671	—	671
Net loss	—	—	—	—	(108,296)	(108,296)
Balance—December 31, 2023	50,480,694	$5	$598,364	$(222)	$(468,706)	$129,441

See notes to consolidated financial statements

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(108,296)	$(113,315)	$(65,226)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	14,051	19,433	14,378
Depreciation and amortization	11,296	8,432	6,014
Noncash operating lease cost	1,859	4,446	2,950
Noncash charges related to liability classified Tempus Warrants	4,027	—	—
Amortization of premium (discount) on short-term investments	(2,000)	57	2,031
Noncash restructuring and other charges	3,605	—	—
Noncash lease impairment expense	5,565	—	—
Other	153	103	169
Changes in operating assets and liabilities
Accounts receivable	(1,088)	1,825	(12,118)
Inventory and other deferred costs	(1,934)	(2,982)	29
Prepaid expenses and other assets	3,748	484	(2,658)
Accounts payable	5,178	3,089	(1,457)
Accrued and other current liabilities	742	(1,479)	3,365
Contract liabilities	5,952	(2,718)	(17,052)
Operating lease liabilities	894	12,811	(962)
Other long-term liabilities	(10)	(419)	(291)
Net cash used in operating activities	(56,258)	(70,233)	(70,828)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(103,945)	(121,490)	(267,128)
Proceeds from maturities of available-for-sale debt securities	127,955	223,923	213,083
Proceeds from sales of available-for-sale debt securities	—	—	5,059
Purchases of property and equipment	(10,911)	(49,896)	(11,083)
Net cash provided by (used in) investing activities	13,099	52,537	(60,069)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	—	—	162,258
Payments of costs related to public offerings	—	—	(342)
Proceeds from sales of common stock under ATM facility, net of commissions	3,513	—	—
Proceeds from issuance of Tempus Warrants	6,000	—	—
Proceeds from loans	3,438	1,194	5,167
Repayments of loans	(3,264)	(2,293)	(1,857)
Proceeds from exercise of equity awards	1,344	2,465	4,474
Net cash provided by financing activities	11,031	1,366	169,700
Effect of exchange rates on cash, cash equivalents and restricted cash	(16)	(127)	47
Net change in cash, cash equivalents and restricted cash	(32,144)	(16,457)	38,850
Cash, cash equivalents and restricted cash, beginning of period	90,918	107,375	68,525
Cash, cash equivalents and restricted cash, end of period	$58,774	$90,918	$107,375

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$56,984	$89,128	$105,585
Restricted cash, included in other long-term assets	1,790	1,790	1,790
Total cash, cash equivalents and restricted cash	$58,774	$90,918	$107,375

Supplemental cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes, net of refunds	64	47	39
Acquisition of property and equipment included in accounts payable and accrued liabilities	104	3,917	3,006

See notes to consolidated financial statements.

PERSONALIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company and Nature of Business

Personalis, Inc. (the "Company" or "Personalis") develops and markets advanced genomic tests and analytics for precision oncology and personalized testing. The Company also provides sequencing and data analysis services to support population sequencing initiatives. Genomic tests are sold primarily to pharmaceutical companies, biopharmaceutical companies, diagnostics companies, universities, non-profits, and government entities, while services for population sequencing initiatives are sold primarily to government entities. The principal markets for the Company’s services are in the United States and Europe.

The Company is expanding its business model to offer genomic tests directly to cancer patients in a clinical setting. However, revenue generated from clinical customers was not significant for any periods presented in these consolidated financial statements.

The Company was incorporated in Delaware in February 2011 and began operations in September 2011. The Company formed a wholly owned subsidiary, Personalis (UK) Ltd., in August 2013 and a wholly owned subsidiary, Shanghai Personalis Biotechnology Co., Ltd., which is referred to as “Personalis (Shanghai) Ltd” herein, in October 2020. During the first half of 2023, the Company terminated its operations in China and the Company completed the process of dissolving the Personalis (Shanghai) Ltd entity in February 2024. Refer to Note 9 for further information. The Company operates and manages its business as one reportable operating segment, which is the sale of sequencing and data analysis services.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The estimates include, but are not limited to, revenue recognition, useful lives assigned to long-lived assets, discount rates for lease accounting, the valuation of stock options, the valuation of common stock warrants, provisions for income taxes, and fair value of lease right-of-use assets. Actual results could differ from these estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

Follow-On and At-the-Market Equity Offerings

In January 2021, the Company completed a follow-on equity offering in which it issued and sold 4,542,500 shares of its common stock at a public offering price of $38.00 per share. The Company received net proceeds of $162.3 million after deducting underwriting discounts and commissions.

In December 2021, the Company entered into an At-the-Market ("ATM") Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”) under which it may offer and sell its common stock from time to time through BTIG as its sales agent. The Sales Agreement initially capped the amount of common stock that could be sold under the Sales Agreement to $100.0 million. In December 2023, the Sales Agreement was amended to, among other things, remove the maximum dollar amount of common stock that can be sold under the Sales Agreement. BTIG will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay BTIG a commission of up to 3% of the gross sales proceeds of any common stock sold through BTIC under the Sales Agreement. The Company is not obligated to make any sales of common stock under the Sales Agreement.

During 2023, the Company issued and sold 1,935,214 shares of its common stock at a weighted-average price of $1.85 per share under the Sales Agreement and received $3.5 million in proceeds, net of commissions.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. Historically, the Company has not experienced significant credit losses from accounts receivable. Multiple customers have provided more than 10% of total revenue in the periods presented, or accounted for more than 10% of accounts receivable at each respective balance sheet date, as follows:

	Revenue			Accounts Receivable
	Year Ended December 31,			December 31,
	2023	2022	2021	2023	2022
Natera, Inc.	43%	41%	10%	36%	43%
VA MVP	13%	13%	53%	*	*
Merck & Co., Inc.	*	11%	*	*	*
GSK plc	*	*	*	*	12%
Pfizer Inc.	*	*	*	*	10%
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

The sequencing and data analysis services are the only distinct services that meet the definition of a performance obligation and are accounted for as one performance obligation under Topic 606. Revenue is recognized at a point in time when test results are transferred to the customer. The Company has elected to exclude all sales and value added taxes from the measurement of the transaction price.

Standard payment terms are typically 90 days or less from the invoice date, but may vary. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised services to the customer will be one year or less. After assessing each of its revenue-generating arrangements to determine whether a significant financing component exists, the Company concluded that a significant financing component does not exist in any of its arrangements. The primary purpose of the Company's invoicing terms is to provide customers with simplified and predictable ways of purchasing services and to provide payment protection for the Company.

Practical Expedients and Exemptions

As a practical expedient, the Company recognizes the incremental costs of obtaining contracts, such as sales commissions, as an expense when incurred since the amortization period of the asset the Company otherwise would have recognized is one year or less. Sales commissions are recorded within selling, general and administrative expenses in the consolidated statements of operations.

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

Expected Volatility. The Company used an average historical stock price volatility of a peer group of publicly traded companies to be representative of its expected future stock price volatility, as sufficient trading history for the Company's common stock does not yet exist. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size, and financial leverage of potential comparable companies. For each grant, the Company measured historical volatility over a period equivalent to the expected term.

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of a stock award.

Expected Dividend Rate. The Company has not paid and does not anticipate paying any dividends in the near future. Accordingly, estimated dividend yield is zero.

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

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during the period from nonowner sources. Comprehensive loss consists of net loss, cumulative translation adjustments, and unrealized gains or losses on available-for-sale debt securities.

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

Undistributed earnings of foreign subsidiaries are assumed to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities at the time of purchase of three months or less. Cash equivalents include bank demand deposits and money market accounts that invest primarily in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Government, its agencies or instrumentalities, and repurchase agreements secured by such obligations or cash. Cash equivalents also include commercial paper and U.S. Treasury bills, which are marketable debt securities recorded at fair value and accounted for in the same manner as other marketable debt securities described below.

Short-term Investments

Investments in marketable debt securities are classified as available-for-sale and recorded at fair value. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are also classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Short-term investments primarily consist of U.S. Treasury notes, U.S. Treasury bills, commercial paper, and U.S. government agency bonds.

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

Accounts Receivable, Net

Trade accounts receivable are recorded at the invoiced amount and are noninterest bearing. The Company maintains an allowance for credit losses, consisting of known specific troubled accounts as well as an amount based on overall estimated potential uncollectible accounts receivable based on historical experience and review of their current credit quality. Expected credit losses are recorded as selling, general and administrative expenses in the consolidated statements of operations.

Inventory and Other Deferred Costs

Inventory consists of raw materials and supplies used to fulfill customer contracts and the Company's research and development activities, and is valued at the lower of cost or net realizable value. Cost is determined using actual costs, on a first-in, first-out basis. Other deferred costs relate to materials consumed and work performed on customer orders that have yet to be completed and recognized as revenue and cost of revenue. Other deferred costs are also comprised of direct labor and overhead costs incurred.

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

Construction-in-process assets consist primarily of laboratory equipment and computer equipment that have not yet been placed in service. These assets are stated at cost and are not depreciated. Once the assets are placed into service, assets are reclassified to the appropriate asset class based on their nature and depreciated in accordance with the useful lives above.

Leases

The Company categorizes leases with contractual terms longer than 12 months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. As of December 31, 2023, the Company had no finance leases.

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

Warrant Liability

Changes in fair value of liability classified warrants are recognized within "Other income (expense), net" in the consolidated statements of operations. Warrant liabilities are classified as short-term or long-term based on their remaining contractual periods. Cash proceeds in connection with the issuance of warrants for the Company's common stock are presented as financing activities in the consolidated statements of cash flows.

Recent Accounting Pronouncements

New Accounting Pronouncements Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The accounting update also made minor changes to the impairment model for available-for-sale debt securities. The Company adopted the new guidance as of the beginning of the first quarter of 2023 by means of a cumulative-effect adjustment to opening retained earnings. The adoption did not have a significant impact on the consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance will be effective for the Company's annual period ending December 31, 2025. The Company is currently evaluating the impact of the new guidance on its income tax disclosures.

Note 3. Revenue

The Company disaggregates revenue by the following four customer types:

•
Pharma tests and services includes sales of testing services and data analytics for clinical trials and research to pharmaceutical companies in support of their drug development programs. Contracts typically contemplate a single project and involve a range of tests and analytics to fulfill the requirements of each particular project.
•
Enterprise sales includes sales of tumor profiling and diagnostic tests directly to another business as an input to their products. The Company is typically contracted to deliver specified tests and analytics in high volume over time. Revenue from the Company's partnership with Natera to provide advanced tumor analysis for use in Natera's MRD test makes up substantially all of the revenue in this category.
•
Population sequencing includes sales of genomic sequencing services and data analytics to support large-scale genetic research programs. The Company is typically contracted to perform whole genome sequencing and provide data that can be used for analysis across a large volume of samples. All of the revenue within this category is from the Company's partnership with the VA MVP.
•
Other includes sales of genomic tests and analytics to universities and non-profits. Other also includes sales of diagnostics tests ordered by healthcare providers for cancer patients, which was insignificant for periods presented.

The following table presents revenue disaggregated by customer type (in thousands):

	Year Ended December 31,
	2023	2022	2021
Pharma tests and services	$31,904	$29,552	$30,282
Enterprise sales	31,729	26,641	8,774
Population sequencing	9,412	8,443	45,671
Other	436	411	767
Total revenue	$73,481	$65,047	$85,494

Revenue from countries outside of the United States, based on the billing addresses of customers, represented 10%, 9%, and 8% of the Company’s revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

Contract Assets and Liabilities

The opening and closing balances of receivables and contract liabilities from contracts with customers are shown below (in thousands). Contract assets were immaterial for all periods presented.

	December 31,
	2023	2022
Opening balances:
Accounts receivable, net	$16,642	$18,468

Short-term contract liabilities	$1,264	$3,982
Long-term contract liabilities (included in other long-term liabilities)	—	—
Total contract liabilities	1,264	3,982

Closing balances:
Accounts receivable, net	$17,730	$16,642

Short-term contract liabilities	$3,288	$1,264
Long-term contract liabilities (included in other long-term liabilities)	3,928	—
Total contract liabilities	7,216	1,264

Amounts collected in advance of services being provided are deferred as contract liabilities in the consolidated balance sheets. The associated revenue is recognized, and the contract liability is reduced, as the services are subsequently performed. As of December 31, 2023, amounts related to unfulfilled services under contracts with an original expected duration of more than one year was $5.7 million. The Company expects to recognize approximately $1.8 million of this amount in the next 12 months, and the remaining $3.9 million in the 12 months after that. Revenue recognized that was included in the contract liability balance at the beginning of each reporting period was $0.4 million, $3.5 million, and $19.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$5,661	$6,384
Other deferred costs	4,813	2,207
Total inventory and other deferred costs	$10,474	$8,591

Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Machinery and equipment	$27,809	$21,537
Computer equipment	17,923	17,803
Computer software	2,961	3,010
Furniture and fixtures	2,045	2,152
Construction in progress	3,485	3,989
Leasehold improvements	40,811	40,370
Total	95,034	88,861
Less: accumulated depreciation and amortization	(37,668)	(26,926)
Property and equipment, net	$57,366	$61,935

Depreciation and amortization expense for the years ended December 31, 2023, 2022, and 2021 was $11.3 million, $8.4 million, and $6.0 million, respectively.

Restricted cash. The Company’s restricted cash is pledged as collateral for a standby letter of credit related to a property lease. The balance of restricted cash was $1.8 million as of December 31, 2023 and 2022, and is included in other long-term assets.

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation	$12,816	$9,008
Operating lease liabilities	7,761	5,391
Loans—current portion (Note 6)	1,646	2,218
Accrued liabilities	858	1,700
Employee ESPP contributions	311	543
Customer deposits	512	30
Accrued taxes	37	123
Total accrued and other current liabilities	$23,941	$19,013

Note 5. Fair Value Measurements

The following tables show financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used in such measurements as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$3,649	$—	$—	$3,649
Money market funds	14,968	—	—	14,968	Level 1
Commercial paper	34,416	—	(18)	34,398	Level 2
U.S. agency securities	1,985	1	—	1,986	Level 2
U.S. government securities	1,983	—	—	1,983	Level 2
Total cash and cash equivalents	57,001	1	(18)	56,984
Short-term investments:
Commercial paper	495	—	—	495	Level 2
U.S. agency securities	1,976	—	—	1,976	Level 2
U.S. government securities	54,720	7	(3)	54,724	Level 2
Total short-term investments	57,191	7	(3)	57,195
Total assets measured at fair value	$114,192	$8	$(21)	$114,179

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$5,615	$—	$—	$5,615
Money market funds	31,401	—	—	31,401	Level 1
Commercial paper	47,135	—	(15)	47,120	Level 2
U.S. government securities	4,991	1	—	4,992	Level 2
Total cash and cash equivalents	89,142	1	(15)	89,128
Short-term investments:
Commercial paper	13,097	—	(51)	13,046	Level 2
U.S. agency securities	9,445	—	(105)	9,340	Level 2
U.S. government securities	56,658	1	(515)	56,144	Level 2
Total short-term investments	79,200	1	(671)	78,530
Total assets measured at fair value	$168,342	$2	$(686)	$167,658

Marketable debt securities at December 31, 2023 have maturities due in less than 12 months. No security has been in a continuous unrealized loss position for more than 12 months and the Company does not consider any of its marketable debt securities to be impaired.

Tempus Warrants

The Black-Scholes option-pricing model was used to estimate fair value of the warrants issued to Tempus AI, Inc. (formerly known as Tempus Labs, Inc., and referred to herein as "Tempus") at the date of issuance, November 28, 2023, and at each subsequent balance sheet date. Assumptions used are listed below, which are Level 3 fair value inputs. Expected term is equal to the remaining contractual periods of each of the two warrants. Expected volatility was based on the Company's actual historical volatility over the expected terms of the warrants. The risk-free interest rate was based on the U.S. Treasury yield curve over the expected term of the warrants. Refer to Note 8 for further information about the warrants issued to Tempus.

	As of November 28, 2023	As of December 31, 2023
Expected term (in years)	1.09 - 2.09	1.00 - 2.00
Volatility	99.04 - 105.44%	102.55 - 108.46%
Risk-free interest rate	4.73 - 5.21%	4.23 - 4.79%
Dividend yield	–%	–%
Total fair value of Tempus Warrants (in thousands)	$6,942	$10,027

The following table sets forth a summary of the changes in fair value of the Company's Level 3 financial instruments (in thousands):

Warrant Liabilities
Balance — December 31, 2022	$—
Initial fair value of warrant liabilities upon issuance	6,942
Change in fair value	3,085
Balance — December 31, 2023	$10,027

Note 6. Loans

Amounts outstanding under loans are as follows (in thousands):

	December 31,
	2023	2022
Principal	$2,904	$2,730
Less: unamortized discount	(24)	(134)
Total carrying amount	2,880	2,596
Less: current portion (included in accrued and other current liabilities)	(1,646)	(2,218)
Long-term portion (included in other long-term liabilities)	$1,234	$378

Equipment and Software Loans

In April 2021, the Company entered into a secured payment agreement with a financing entity to finance the purchase of $2.4 million of internal use software licenses and related software maintenance from a vendor. The financing entity and vendor are not related. The Company repaid the financed amount in three equal payments of $0.8 million in May 2021, May 2022, and May 2023. The payment agreement was noninterest bearing and the Company concluded that such interest rate (zero) did not represent fair and adequate compensation to the financing entity for the use of the related funds. Accordingly, the Company approximated the rate at which it could obtain financing of a similar nature from other sources at the date of the transaction. The resulting imputed interest rate was 7% and was used to establish the present value of the payment agreement. The discount is recognized as interest expense in the consolidated statements of operations over the life of the payment agreement.

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

The total initial present value of the payment agreements was $6.4 million and presented as proceeds from loans in the financing activities section of the consolidated statements of cash flows. Such proceeds were used to purchase equipment, software, and related maintenance and are reflected as cash outflows in the investing and operating activities sections. Repayments are presented as financing cash outflows. Interest expense was $0.1 million for the year ended December 31, 2023 and $0.2 million for each of the years ended December 31, 2022 and 2021.

Lab Equipment Loan

In November 2023, the Company purchased lab equipment from one of its main vendors for $3.4 million. Extended payment terms were provided to the Company through a financial solutions partner of the vendor. Terms included a 30% down payment and 24 equal monthly payments for the remaining balance, with such monthly payments commencing in January 2024, and no interest or financing charges. Title for the lab equipment transferred immediately upon delivery to the Company. The financial solutions partner retains a security interest until payoff is complete at the end of 2025. The purchase price for the lab equipment was equal to the cash price and thus the impact of imputing interest would have been de minimis.

The total financed amount of $3.4 million is presented as proceeds from loans in the financing activities section of the consolidated statements of cash flows. Such amounts were used to purchase lab equipment and are reflected as cash outflows in the investing activities section. Repayments, including both the down payment and future monthly payments, are presented as financing cash outflows.

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

The Company has a noncancelable operating lease expiring in November 2027 for 31,280 square feet in Menlo Park, California previously used for laboratory operations and its former corporate headquarters. The lease includes escalating rent payments. In 2021, the Company expanded the leased premises by an additional 14,710 square feet of space (the “Expansion Lease”). The Expansion Lease expired at the end of December 2022 and was not extended. The Company moved all laboratory operations to the Fremont facility during the third quarter of 2023 and is actively marketing the vacated Menlo Park space for sublease.

The Company has noncancelable operating leases for data center space expiring between 2025 and 2026. The leases include renewal options that the Company determined are not reasonably certain to be exercised. During 2023, the data center operator agreed to terminate a portion of the lease at no cost. The Company remeasured the remaining lease liability and derecognized $0.6 million of operating lease liabilities and right-of-use assets.

The Company had an operating lease for laboratory space in Shanghai, China that was terminated early upon both parties' approval during 2023. The early termination did not result in any material penalties or charges in the Company's consolidated statements of operations. Separately, the Company also has various other short-term leases.

As of December 31, 2023, operating leases had a weighted-average remaining lease term of 10.4 years and a weighted-average discount rate of 10.5%. Discount rates are based on estimates of the Company's incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of December 31, 2023 were as follows (in thousands):

Amount
2024	$8,134
2025	8,057
2026	7,230
2027	7,189
2028	5,215
2029 and thereafter	42,798
Total future minimum lease payments	78,623
Less: imputed interest	(32,541)
Present value of future minimum lease payments	46,082
Less: current portion of operating lease liability (included in accrued and other current liabilities)	(7,761)
Long-term operating lease liabilities	$38,321

Cash paid for operating lease liabilities, included in cash flows from operating activities in the consolidated statements of cash flows, for the years ended December 31, 2023, 2022, and 2021 was $6.0 million, $4.4 million, and $3.3 million, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the years ended December 31, 2023, 2022, and 2021 were $1.3 million, $3.1 million, and $46.5 million, respectively.

Components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Lease cost
Operating lease cost	$6,793	$8,530	$5,009
Short-term lease cost	198	122	364
Variable lease cost	1,828	1,411	1,152
Total lease cost	$8,819	$10,063	$6,525

During the year ended December 31, 2023, the Company also recorded a $5.6 million impairment loss for operating lease right-of-use assets as a result of the change in use of the Menlo Park office.

Lease Impairment

During 2023, the Company completed the move of its laboratory operations from its Menlo Park facility to its Fremont facility and began actively marketing the Menlo Park space for sublease. Accordingly, the Company evaluated the ongoing value of the operating lease right-of-use asset associated with the Menlo Park facility. Based on this evaluation, the Company determined that the right-of-use asset with a carrying amount of $6.7 million was no longer recoverable and was impaired and wrote it down to its estimated fair value of $1.1 million, which resulted in a noncash impairment loss of $5.6 million. Estimated fair value was based on expected future sublease cash flows (with the assistance of a third-party real estate broker), net of brokerage commissions and estimated tenant incentives, discounted at a market rate of return on similar assets. The estimation of fair value also included expected downtime prior to the commencement of a future sublease.

Note 8. Tempus Agreement

Overview

On November 25, 2023, the Company entered into a Commercialization and Reference Laboratory Agreement (the “Tempus Agreement”) with Tempus pursuant to which Tempus will market the Company's Personal Dx test in the United States and the Company will conduct development activities to analytically validate the test in breast cancer, lung cancer and immuno-oncology monitoring indications. The Company will perform tests ordered by patients through Tempus and the Company will bill such patients or payors.

In consideration of the Company performing development activities, Tempus will pay the Company fees of up to $12 million (the "Market Development Fees"), consisting of an activation fee of $3 million, a first milestone fee of $3 million (upon achievement of a specified clinical validation), and a second milestone fee payable in six quarterly installments totaling $6 million (subject to achieving two additional clinical validations). If the Company does not achieve the second milestone by June 2024, Tempus may withhold installment payments, and Tempus will have the right to terminate the Tempus Agreement or convert it to a non-exclusive arrangement. Upon termination or conversion, the Company will refund to Tempus fees received other than the activation fee, subject to certain reductions.

The Company will compensate Tempus for the fair market value of order requisition services (Tempus will enable its base of ordering providers to order the Personalis test and provide specimen collection and procurement support) and results delivery services (Tempus will provide results delivery services from test completion to report delivery) on a per-test basis. In addition, the parties will perform co-promotion activities and the Company will compensate Tempus for the fair market value of promotional and commercialization services provided by Tempus in an amount up to $9.6 million.

The Tempus Agreement also grants Tempus access to initial and longitudinal genomic data derived from performance of the tests and Tempus will have the right to use such data. If Tempus licenses such data to a third party and Tempus recognizes revenue from such license, Tempus will pay the Company a percentage of its gross revenues attributable to such license that is in the range of 10 to 20 percent. Such revenue share shall be payable during the term of the agreement and for 10 years thereafter.

Additionally, in consideration of Tempus' obligations to the Company under the agreement, on November 28, 2023, the Company issued warrants to Tempus. See "Tempus Warrants" section further below for discussion.

Pursuant to the agreement, the Company will not allow another third party to market the test in such indications and Tempus will not market another tumor-informed molecular residual disease test for use in such indications (whether its own or that of a third party), in each case subject to certain exceptions. These exclusivity obligations terminate on December 31, 2027, to the extent they do not expire earlier. In addition, each party has the right to convert the Tempus Agreement to a non-exclusive arrangement upon the occurrence of certain specified events.

The term of the Tempus Agreement is five years, which may be extended for successive one-year terms. Either party may terminate the Tempus Agreement for convenience upon 18 months prior written notice. Tempus may terminate the agreement if the Company does not achieve the second milestone by a specified date.

Impact of Tempus Agreement on the Consolidated Financial Statements

The Company had achieved the first clinical validation milestone at the time of entering the Tempus Agreement and was therefore entitled to Market Development Fees of $6 million, consisting of the first milestone fee of $3 million and the activation fee of $3 million. These proceeds of $6 million were received in 2023 and allocated to the Tempus Warrants (described below). Except for receipt of the proceeds and issuance of the warrants, there were no other activities under the Tempus Agreement that impacted the Company's consolidated balance sheets or consolidated statements of operations for periods presented.

Tempus Warrants

In consideration of Tempus’ obligations to Personalis under the agreement, on November 28, 2023, the Company issued to Tempus (1) a warrant to purchase up to 4,609,400 shares of Personalis common stock at an exercise price per share of $1.50, with an expiration date of December 31, 2024 (the “First Warrant”), and (2) a warrant to purchase up to 4,609,400 shares of Personalis common stock at an exercise price per share of $2.50, with an expiration date of December 31, 2025 (the “Second Warrant” and, together with the First Warrant, the “Tempus Warrants”). The Tempus Warrants are exercisable for cash at any time prior to the applicable expiration date, may be net exercised in certain circumstances, and will be automatically net exercised in connection with a change of control of Personalis if the value ascribed to the consideration to be paid for one share of common stock is greater than the applicable exercise price. If Tempus acquires any shares of common stock directly from the Company other than by exercising the Warrants (any such shares, “Non-Warrant Shares”), then the total number of shares issuable upon exercise of the Tempus Warrants will be reduced by the Non-Warrant Shares on a share-for-share basis, proportionally between the First Warrant and the Second Warrant based on how many shares are then underlying the Warrants. Subject to limited exceptions, neither the warrants nor any interest therein may be transferred or assigned without the prior written consent of Personalis.

Because the number of shares issuable upon settlement are subject to adjustment if Tempus acquires Non-Warrant Shares, the Tempus Warrants are classified as liability instruments and are subject to remeasurement at each balance sheet date, with changes in fair value recognized as Other Income (Expense) in the consolidated statements of operations. Fair value of the two warrants were estimated at the date of issuance, November 28, 2023, using the Black-Scholes option-pricing model. Since the initial fair value of $6.9 million exceeded the total proceeds from Tempus of $6 million, a loss of $0.9 million was immediately recognized within Other Income (Expense). None of the remaining Market Development Fees of $6 million were allocated to the warrants as such proceeds are contingent upon the Company achieving additional clinical validation milestones.

See Note 5 Fair Value Measurements for discussion of inputs used in the measurement of the Tempus Warrants as well as the remeasurement at December 31, 2023. Fair value of the Tempus Warrants increased by $3.1 million as of December 31, 2023. The increase in fair value, plus the immediate loss of $0.9 million recognized upon issuance, resulted in a $4.0 million expense recognized in Other Income (Expense) in the consolidated statements of operations during the year ended December 31, 2023.

Note 9. Restructuring and Other Charges

Costs related to the Company's reductions in workforce and closure of its China operations are included within Restructuring and Other Charges in the consolidated statements of operations. A reconciliation of the beginning and ending related liability balances, included within Accrued and Other Current Liabilities in the consolidated balance sheets, is as follows (in thousands):

	One-time employee termination benefits	Other costs (primarily China asset disposals and impairments)	Total restructuring and other charges
Restructuring liability balance—December 31, 2022	$—	$—	$—
Costs incurred and charged to expense	7,467	610	8,077
Costs paid or otherwise settled	(4,338)	(610)	(4,948)
Restructuring liability balance—December 31, 2023	$3,129	$—	$3,129

Restructuring

In January 2023, the Company initiated a reduction in workforce to reduce operating costs and improve operating efficiency. The workforce reduction affected nearly 100 employees and was substantially completed during the first quarter of 2023. The Company recognized $3.1 million in one-time employee termination benefits in connection with the reduction in workforce, comprising separation pay and healthcare benefits payable in cash, all of which were paid by the end of the second quarter of 2023.

In December 2023, the Company initiated a second reduction in workforce to further reduce operating costs and improve operating efficiency. The workforce reduction affected approximately 60 employees and will be completed during the first quarter of 2024. The Company recognized $4.0 million in one-time employee termination benefits in connection with the reduction in workforce, comprising separation pay and healthcare benefits payable in cash. Approximately $3.1 million of such expenses were unpaid as of December 31, 2023 and are expected to be paid during the first quarter of 2024. The Company does not expect to incur any material additional costs in connection with the second reduction in workforce.

Closure of China Operations

During the first half of 2023, the Company terminated its operations in China with the objective of streamlining international operations and reducing operating costs. The disposal does not qualify for reporting as a discontinued operation because it does not represent a strategic shift that has or will have a major effect on our operations and financial results. The Company completed the process of dissolving the Personalis (Shanghai) Ltd entity in February 2024.

Expenses of $0.9 million were recognized in connection with closure activities, of which $0.3 million was related to one-time employee termination benefits for the Company's 12 former employees located in China and were payable in cash. Substantially all of the terminations were completed during the first quarter of 2023, along with the related cash outlays. The remaining $0.6 million in expenses were comprised primarily of noncash charges, including losses on disposal of fixed assets and impairments of other assets.

Note 10. Stock-Based Compensation

The Company maintains the following equity incentive plans:

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

2019 Equity Incentive Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) in May 2019 and June 2019, respectively. The 2019 Plan became effective in June 2019 in connection with the Company’s IPO, and no further grants were made under the 2011 Plan. Shares reserved and remaining available for issuance under the 2011 Plan were added to the 2019 Plan reserve upon its effectiveness.

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

2020 Inducement Plan

The Compensation Committee of the Company’s board of directors adopted the 2020 Inducement Plan (the “Inducement Plan”) in May 2020, which became effective upon adoption. The Inducement Plan was adopted without stockholder approval, as permitted by the Nasdaq Stock Market rules. The Inducement Plan provides for the grant of equity-based awards, including NSOs, stock appreciation rights, restricted stock awards, RSUs, performance-based stock awards, and other forms of equity compensation, and its terms are substantially similar to the stockholder-approved 2019 Plan. In accordance with relevant Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals' entry into employment with the Company.

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

Shares of common stock available for issuance under the Company’s equity incentive plans at December 31, 2023 were as follows:

December 31, 2023
Outstanding stock awards	7,059,412
Reserved for future award grants	5,239,303
Reserved for future ESPP	83,756
Total common stock reserved for stock awards	12,382,471

Stock Option Activity

A summary of the Company’s stock option activity (excluding performance-based stock option activity summarized further below) for the years ended December 31, 2023, 2022, and 2021 is as follows:

	Outstanding Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2020	4,948,306	$7.10	6.71	$146,044
Options granted	1,026,276	21.26
Options exercised	(862,056)	2.43
Options forfeited or expired	(110,107)	13.88
Balance—December 31, 2021	5,002,419	$10.66	6.89	$28,308
Options granted	1,429,295	4.80
Options exercised	(488,187)	2.07
Options forfeited or expired	(492,395)	10.57
Balance—December 31, 2022	5,451,132	$9.90	5.31	$7
Options granted	2,638,500	2.61
Options exercised	(8)	2.44
Options forfeited or expired	(2,284,038)	7.84
Balance—December 31, 2023	5,805,586	$7.40	6.90	$64
Options vested and exercisable as of December 31, 2023	3,103,913	$9.69	5.57	$1

Options granted to new hires generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted as merit awards generally vest monthly over a three- or four-year period.

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $2.10 on December 31, 2023 and the exercise prices of the underlying stock options. Out-of-the money stock options are excluded from aggregate intrinsic value.

The weighted-average grant date fair value of options granted was $1.81, $3.21, and $13.14 per share for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, the unrecognized stock-based compensation of unvested options was $7.2 million, which is expected to be recognized over a weighted-average period of 2.02 years.

Valuation of Stock Options

The Company estimated the fair value of stock options (excluding performance-based stock options discussed below) using the Black-Scholes option-pricing model. Fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service periods of the awards. Fair value of stock options was estimated using the following range of assumptions:

Year Ended December 31,
	2023	2022	2021
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	5.50 - 6.27
Volatility	78.47 - 79.31%	68.37 - 77.68%	67.97 - 69.90%
Risk-free interest rate	3.47 - 4.66%	1.62 - 4.23%	0.62 - 1.39%
Dividend yield	–%	–%	–%

Performance-Based Stock Option Activity

Performance-based stock options granted to the Company's then Chief Executive Officer in 2020, and vested in the same year due to fulfillment of the performance condition, expired at the end of 2023. A summary of the Company’s performance-based stock option activity for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2020	421,000	$5.10	9.21	$13,266
No activities	—
Balance—December 31, 2021	421,000	$5.10	8.21	$3,861
No activities	—
Balance—December 31, 2022	421,000	$5.10	1.00	$—
Options expired	(421,000)	5.10
Balance—December 31, 2023	—

RSU Activity and Valuation

A summary of the Company’s RSU activity for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2020	619,218	$10.41	$22,670
RSUs granted	1,387,656	18.05
RSUs vested	(266,119)	10.93	5,521
RSUs forfeited	(61,059)	18.45
Balance—December 31, 2021	1,679,696	$16.35	$23,969
RSUs granted	2,071,201	4.86
RSUs vested	(897,871)	11.74	3,189
RSUs forfeited	(231,544)	10.94
Balance—December 31, 2022	2,621,482	$9.33	$5,191
RSUs granted	24,500	2.18
RSUs vested	(839,194)	9.91	1,520
RSUs forfeited	(552,962)	8.89
Balance—December 31, 2023	1,253,826	$8.99	$2,633

The Company grants RSUs to employees to receive shares of the Company’s common stock. The RSUs awarded are subject to the individual’s continued service to the Company through each applicable vesting date. RSUs granted to new hires generally vest annually over a four-year period. RSUs granted as merit awards generally vest semi-annually over a three- or four-year period. The Company accounts for the fair value of RSUs using the closing market price of the Company’s common stock on the date of grant.

The aggregate fair value of unvested RSUs is calculated using the closing price of the Company’s common stock of $2.10 on December 31, 2023. As of December 31, 2023, the unrecognized stock-based compensation cost of unvested RSUs was $9.5 million, which is expected to be recognized over a weighted-average period of 1.87 years.

The Company’s default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

ESPP Activity and Valuation

During the years ended December 31, 2023, 2022 and 2021, 999,194, 416,514, and 128,289 shares of common stock were purchased under the ESPP, respectively. The fair value of stock purchase rights granted under the ESPP was estimated using the following range of assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	0.5	0.49 - 0.5	0.49
Volatility	69.23 - 84.88%	82.35 - 112.07%	55.92 - 74.88%
Risk-free interest rate	5.14 - 5.51%	1.49 - 4.58%	0.04 - 0.06%
Dividend yield	–%	–%	–%
Fair value	$0.33 - $0.91	$1.26 - $2.23	$6.30 - $8.21

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense by function (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$1,761	$1,922	$1,414
Research and development	4,870	5,256	4,064
Selling, general and administrative	7,420	12,255	8,900
Total stock-based compensation expense	$14,051	$19,433	$14,378

The following is a summary of stock-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options	$5,746	$8,560	$8,585
RSUs	7,539	9,990	4,765
ESPP	766	883	1,028
Total stock-based compensation expense	$14,051	$19,433	$14,378

Note 11. Commitments and Contingencies

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

On October 20, 2023, Foresight filed a motion to consolidate the Company’s two patent infringement actions in the District Court, and if consolidated, to maintain the stay as to all of the Company’s asserted patents pending the resolution of the first four inter partes review proceedings and the three additional inter partes review petitions that Foresight has alleged it will file as soon as it is permitted by statute to do so, seeking to invalidate the three patents that the Company is asserting against Foresight in the Company’s second patent infringement action. The Company filed its opposition to Foresight’s motion to consolidate and stay the infringement actions on November 8, 2023. On November 22, 2023, Foresight filed its fifth inter partes review petition with the USPTO, seeking to invalidate the ’968 Patent that we are asserting against Foresight in our second patent infringement action. On January 23, 2024, the District Court granted Foresight’s motion to consolidate and stay our two infringement actions against Foresight. The USPTO has yet to issue a decision regarding whether it will institute an inter partes review of our ’968 Patent.

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

The Company is also subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and loss contingencies are reflected in the consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. Except for the matter described in the first four paragraphs of this Note 11, as of December 31, 2023, the Company was not involved in any material legal proceedings.

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

Note 12. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed release of outstanding RSUs, assumed issuance of common stock under the ESPP, and the assumed exercise of Tempus Warrants. The Company incurred net losses in the periods presented, and as a result, potential common shares from stock options, RSUs, ESPP issuances, and the Tempus Warrants were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(108,296)	$(113,315)	$(65,226)
Weighted-average common shares outstanding—basic and diluted	48,175,201	45,704,805	43,886,730
Net loss per common share—basic and diluted	$(2.25)	$(2.48)	$(1.49)

The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Tempus Warrants	9,218,800	—	—
Options to purchase common stock	5,805,586	5,872,132	5,423,419
Unvested RSUs	1,253,826	2,621,482	1,679,696
ESPP	513,881	627,740	87,367
Total	16,792,093	9,121,354	7,190,482

Note 13. Income Taxes

For financial reporting purposes, loss before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(106,833)	$(113,558)	$(65,415)
Foreign	(1,380)	283	203
Loss before income taxes	$(108,213)	$(113,275)	$(65,212)

Provision for Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$(9)	$—	$—
State	3	5	—
Foreign	35	66	43
Total current	29	71	43
Deferred:
Foreign	54	(31)	(29)
Total deferred	54	(31)	(29)
Provision for income taxes	$83	$40	$14

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows:

	Year Ended December 31,
	2023	2022	2021
Expected tax (benefit) at federal statutory rate	(21%)	(21%)	(21%)
Effect of:
State taxes	(7%)	(6%)	(9%)
Change in valuation allowance	26%	28%	36%
Stock-based compensation	3%	1%	(3%)
Research and development credit	(3%)	(2%)	(3%)
Other	2%	–%	–%
Effective tax rate	–%	–%	–%

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$83,983	$72,408
Research and development credits	22,669	16,824
Capitalized research and development	22,089	11,972
Deferred revenue	362	38
Accruals and reserves	2,883	1,914
Stock-based compensation	4,614	5,197
Operating lease liabilities	13,124	13,455
Other intangibles	209	267
Other	132	236
Total gross deferred tax assets	150,065	122,311
Less: valuation allowance	(144,861)	(114,483)
Total deferred tax assets	5,204	7,828
Deferred tax liabilities:
Property and equipment	(113)	(108)
Operating lease right-of-use assets	(5,084)	(7,659)
Total deferred tax liabilities	(5,197)	(7,767)
Net deferred tax assets	$7	$61

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of the Company’s lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $30.4 million and $32.9 million during the years ended December 31, 2023 and 2022, respectively.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2023, the Company had a net operating loss carryforward for federal income tax purposes of $285.5 million, of which $86.1 million is subject to expiration beginning in 2031. The Company had a total state net operating loss carryforward of $274.7 million, which will begin to expire in 2031. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 (specifically Section 382), as amended, and similar state provisions. The Company performed a Section 382 analysis through December 31, 2023 and determined that ownership changes occurred in the year 2011 and again in 2020. The ownership changes identified had no significant impact on federal and state net operating losses. The annual limitations may result in the expiration of net operating losses and credits before utilization in the future.

As of December 31, 2023, the Company has federal credits of $12.2 million, which will begin to expire in 2031 and state research credits of $10.5 million, which have no expiration date. These tax credits are subject to the same limitations discussed above. The Company determined that the ownership changes identified above had no significant impact on federal and state research credits.

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

The Company has the following activity relating to unrecognized tax benefits (in thousands):

	December 31,
	2023	2022
Beginning balance	$4,240	$3,066
Gross increase—tax position in prior periods	162	-
Gross increase—tax position in current period	1,299	1,174
Ending balance	$5,701	$4,240

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2023, 2022, and 2021, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Personalis, Inc.

Fremont, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Personalis, Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Tempus Agreement and Tempus Warrants

As described in Note 8 to the consolidated financial statements, the Company entered into a Commercialization and Reference Laboratory Agreement (the “Tempus Agreement”) with Tempus Labs, Inc. (“Tempus”) in November 2023. In connection with the Tempus Agreement, the Company issued warrants to purchase shares of the Company’s common stock to Tempus (“Tempus Warrants”). As of December 31, 2023, the Company received $6 million of cash proceeds from Tempus. The Tempus Warrants are classified as liability instruments, and the $6 million of proceeds were allocated to the Tempus Warrants.

We identified the evaluation of (i) the financial statement classification of the Tempus Warrants, and (ii) allocation of the proceeds among the elements of the Tempus Agreement and the Tempus Warrants as a critical audit matter. Our principal considerations included the existence of accounting complexities related to such evaluation and significant judgments involved in the interpretation of the terms of the agreements and in the application of appropriate accounting guidance. Auditing these elements required challenging and complex auditor judgment due to the nature and extent of audit effort required, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Reviewing and analyzing: (i) the terms of the Tempus Agreement and Tempus Warrants, and (ii) the Company’s application of the relevant accounting literature including the allocation of the proceeds received to the Tempus Warrants.
•
Utilizing personnel with specialized skills and knowledge to assist in: (i) evaluating relevant terms of the Tempus Agreement and Tempus Warrants in relation to the appropriate accounting literature, and (ii) assessing the appropriateness of the conclusions reached by the Company.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2023.

San Jose, California

February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Personalis, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Personalis, Inc. and subsidiaries (the "Company") as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, stockholder's equity and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Austin, Texas

February 23, 2023

We began serving as the Company’s auditor in 2018. In 2023 we became the predecessor auditor.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO") has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2023, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except for the principal occupation, business experience, and education of each of our executive officers and directors set forth further below, the information required by this Item is set forth under the headings “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Delinquent Section 16(a) Reports,” “Corporate Governance and Board of Directors Matters,” and “Proposal No. 1 Election of Directors—Information About Our Continuing Directors” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of stockholders, and is incorporated herein by reference.

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

Executive Officers

Christopher Hall. Mr. Hall has served as our Chief Executive Officer and President since March 2023 and before that served as our Senior Vice President and Head, Diagnostics Business upon joining our company in October 2022. Mr. Hall has also served as a member of the Board of Directors since March 2023. From October 2020 to July 2022, Mr. Hall served as Chief Executive Officer of Naring Health, Inc., a medical research services company. From February 2010 to July 2019, Mr. Hall served as President, Chief Operating Officer, and Chief Commercial Officer at Veracyte, Inc., a publicly traded global diagnostics company. Mr. Hall holds a B.A. in Political Science and Economics from DePauw University and an M.B.A. from Harvard Business School.

Aaron Tachibana. Mr. Tachibana has served as our Chief Financial Officer since March 2019 and has also served as our Chief Operating Officer since March 2023. From December 2022 to March 2023, Mr. Tachibana served as our interim Chief Executive Officer. From August 2015 to September 2018, Mr. Tachibana served as Chief Financial Officer at Lumentum Holdings Inc., a designer and manufacturer of optical and photonic products. From November 2013 to July 2015, Mr. Tachibana served as Vice President, Finance and Corporate Controller at JDS Uniphase Corp., subsequently renamed Viavi Solutions Inc., a network test, measurement, and assurance technology company. From March 2010 to October 2013, Mr. Tachibana served as Chief Financial Officer at Pericom Semiconductor Corp., a supplier of high-performance connectivity and timing solutions. Mr. Tachibana holds a B.S. in Business Administration and Finance from San Jose State University.

Richard Chen, M.D., M.S. Dr. Chen has served as our Chief Medical Officer since November 2011 (previously designated Chief Scientific Officer). In March 2023, Dr. Chen was promoted to Executive Vice President, R&D, in addition to his role as Chief Medical Officer. Since September 2011, Dr. Chen has served on the clinical faculty at Stanford University School of Medicine. In August 1997, Dr. Chen co-founded Ingenuity Systems, a genomic data software company. Dr. Chen holds a B.S. in Computer Science from Stanford University, an M.S. in Medical Informatics from Stanford University School of Medicine, and an M.D. from Stanford University School of Medicine.

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

Independent Directors

Olivia K. Bloom. Ms. Bloom has served on our Board of Directors since March 2022. In September 2023, after a 29-year career with Geron Corporation, a publicly traded clinical stage biopharmaceutical company, Ms. Bloom retired as Executive Vice President, Chief Financial Officer and Treasurer. During that tenure, Ms. Bloom held several financial management positions, Chief Accounting Officer and Controller, as well as lead several operational functions, including purchasing, information technology and investor relations. Ms. Bloom started her career in public accounting at KPMG International Limited and became a Certified Public Accountant in 1994. Ms. Bloom holds a B.S. in Business Administration from the University of California, Berkeley. Ms. Bloom was selected to serve on our Board of Directors because of her expertise in finance, accounting, and corporate governance and her experience as a senior female executive working for and with publicly-traded life science companies.

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

Karin Eastham. Ms. Eastham has served on our Board of Directors since September 2019. Ms. Eastham has served on the board of Veracyte, Inc., a publicly traded genomic diagnostics company, since December 2012. Ms. Eastham previously served as a member of the board of directors of Nektar Therapeutics, Inc., a publicly traded biopharmaceutical company, from September 2018 to June 2023; Geron Corporation, a publicly traded clinical stage biopharmaceutical company, from March 2009 to May 2023; and Illumina, Inc., a publicly traded biotechnology company and leader in DNA sequencing, from August 2004 to May 2019. From May 2004 to September 2008, Ms. Eastham served as Executive Vice President and Chief Operating Officer, and as a member of the Board of Trustees, of the Burnham Institute for Medical Research, a non-profit corporation engaged in biomedical research. Ms. Eastham holds a B.S. in Accounting and an M.B.A. from Indiana University and is a Certified Public Accountant (inactive). Ms. Eastham was selected to serve on our Board of Directors because of her expertise in financial and operations management and experience serving on the boards of publicly-traded life science companies.

Woodrow A. Myers, Jr., M.D. Dr. Myers has served on our Board of Directors since March 2021. Dr. Myers serves as an Advisor to Lightspeed Venture Partners Inc., to the SCAN Group and to eHealth Inc. From May 2007 to December 2018, Dr. Myers served on the board of directors of Express Scripts Inc., a publicly traded health care company. From January 2018 to February 2019, Dr. Myers served as Chief Medical Officer and Chief Healthcare Strategist for Blue Cross Blue Shield of Arizona. He has also served as the Chief Medical Officer of Wellpoint Health Networks and Director of Healthcare Management for the Ford Motor Company. In the public sector he has served as the Health Commissioner of New York City and the State of Indiana. Since December 2015, Dr. Myers has served as Managing Director of Myers Ventures LLC, a healthcare consulting company. Dr. Myers holds a B.S. in Biology from Stanford University, an M.B.A. from Stanford Graduate School of Business, and an M.D. from Harvard Medical School. Dr. Myers was selected to serve on our Board of Directors because of his extensive experience in the healthcare industry, including in government and health policy roles.

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

Kenneth J. Widder, M.D. Mr. Widder has served on our Board of Directors since June 2023. Dr. Widder currently serves on the boards of QuidelOrtho Corporation and Evoke Pharma, Inc. and has over 40 years of experience working with biomedical companies, having previously served as a founder, director and/or CEO of Sydnexis, Inc., OrphoMed, Inc., Sytera, Inc., NovaCardia, Inc., Santarus, Inc., and Molecular Biosystems Inc., and as a general partner at LVP Life Science Ventures (formerly Latterell Venture Partners) and Windamere Venture Partners. He holds an MD from Northwestern University and trained in pathology at Duke University.

Item 11. Executive Compensation.

The information required by this Item is set forth under the headings “Director Compensation,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth under the headings “Equity Compensation Plans at December 31, 2023” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth under the headings “Corporate Governance and Board of Directors Matters” and “Transactions with Related Persons and Indemnification” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth under the headings “Principal Accountant Fees and Services” and “Pre-Approval Procedures” under the proposal “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K, as indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	6/24/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38943	3.1	10/31/2022
4.1	Description of Securities of Personalis, Inc.	10-K	001-38943	4.1	2/25/2021
4.2	Form of Common Stock Certificate of the Registrant.	S-1/A	333-231703	4.1	6/7/2019
4.3	Warrant to Purchase Shares of Common Stock of Personalis, Inc., dated November 28, 2023, and expiring December 31, 2024 (the “First Warrant”).	8-K	001-38943	4.1	11/28/2023
4.4	Warrant to Purchase Shares of Common Stock of Personalis, Inc., dated November 28, 2023, and expiring December 31, 2025 (the “Second Warrant”).	8-K	001-38943	4.2	11/28/2023
10.1#	Personalis, Inc. 2011 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1	333-231703	10.1	5/23/2019
10.2#	Personalis, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-231703	10.2	6/7/2019
10.3#	Personalis, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-231703	10.3	6/7/2019
10.4#*	Personalis, Inc. 2020 Inducement Plan, as amended.
10.5#*	Form of RSU Award Agreement under 2020 Inducement Plan.
10.6#*	Form of Option Agreement under 2020 Inducement Plan.
10.7#	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1/A	333-231703	10.4	6/7/2019
10.8#	Amended and Restated Non-Employee Director Compensation Policy, dated March 2, 2023.	10-Q	001-38943	10.1	5/3/2023
10.9#	Amended and Restated Employment Agreement dated March 7, 2023, between the Company and Aaron Tachibana.	8-K	001-38943	10.1	3/8/2023
10.10#	Amended and Restated Offer Letter, dated March 7, 2023, between the Company and Christopher Hall.	8-K	001-38943	10.2	3/8/2023
10.11#	Amended and Restated Employment Agreement dated March 8, 2023, between the Company and Richard Chen.	8-K	001-38943	10.3	3/8/2023
10.12#*	Second Amended and Restated Executive Severance Agreement, dated September 25, 2023, between the Company and Christopher Hall.
10.13#*	Third Amended and Restated Executive Severance Agreement, dated September 25, 2023, between the Company and Aaron Tachibana.
10.14#*	Third Amended and Restated Executive Severance Agreement, dated September 25, 2023, between the Company and Richard Chen.
10.15#*	Second Amended and Restated Executive Severance Agreement, dated September 18, 2023, between the Company and Stephen Moore.
10.16Ω‡	Commercialization and Reference Laboratory Agreement, between Personalis, Inc. and Tempus AI, Inc. (f/k/a Tempus Labs, Inc.), dated November 25, 2023.	8-K	001-38943	10.1	11/28/2023
10.17	Lease, by and between MENLO PREHC I, LLC, MENLO PREPI I, LLC, TPI INVESTORS 9, LLC and the Registrant, dated February 2, 2015.	S-1	333-231703	10.9	5/23/2019
10.18	First Amendment to Lease, by and between MENLO PREPI I, LLC and TPI INVESTORS 9, LLC and the Registrant, dated April 8, 2020.	10-Q	001-38943	10.1	8/6/2020
10.19	Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated August 25, 2021.	10-Q	001-38943	10.1	11/4/2021
10.20	Amendment No. 1 to Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated December 8, 2021.	10-K	001-38943	10.16	2/24/2022
10.21	Amendment No. 2 to Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated June 9, 2022.	10-Q	001-38943	10.1	8/3/2022
10.22	Amendment No. 3 to Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated December 19, 2022.	10-K	001-38943	10.19	2/23/2023
10.23‡	Contract No. 36C24E22D0031, by and between the U.S. Department of Veterans Affairs and the Registrant, dated September 30, 2022.	10-Q	001-38943	10.1	11/2/2022
21.1	Subsidiaries of the Registrant as of December 31, 2023.
23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#*	Incentive Compensation Recoupment Policy.
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

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

Ω Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted because the Company customarily and actually treats such omitted information as private or confidential and because such omitted information is not material.

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

Date: February 28, 2024	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher Hall and Aaron Tachibana, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name and Signature	Title	Date

/s/ Christopher Hall	President, Chief Executive Officer and Director	February 28, 2024
Christopher Hall	(Principal Executive Officer)

/s/ Aaron Tachibana	Chief Financial Officer and Chief Operating Officer	February 28, 2024
Aaron Tachibana	(Principal Financial and Accounting Officer)

/s/ A. Blaine Bowman	Director	February 28, 2024
A. Blaine Bowman

/s/ Karin Eastham	Director	February 28, 2024
Karin Eastham

/s/ Kenneth Widder	Director	February 28, 2024
Kenneth J. Widder, M.D.

/s/ Lonnie Shoff	Director	February 28, 2024
Lonnie Shoff

/s/ Olivia Bloom	Director	February 28, 2024
Olivia Bloom

/s/ Woodrow A. Myers, Jr.	Director	February 28, 2024
Woodrow A. Myers, Jr., M.D.