Form 10-Q
period 2024-03-31
Personalis, Inc.
filed 2024-05-08
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of registrant’s Common Stock outstanding as of April 29, 2024 was 51,938,839.

PERSONALIS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2024

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

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “company,” “Personalis,” “we,” “us” and “our” refer to Personalis, Inc. and our subsidiary, Personalis (UK) Ltd.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$43,981	$56,984
Short-term investments	51,438	57,195
Accounts receivable, net	11,345	17,730
Inventory and other deferred costs	8,767	10,474
Prepaid expenses and other current assets	4,908	4,361
Total current assets	120,439	146,744
Property and equipment, net	54,529	57,366
Operating lease right-of-use assets	17,515	17,852
Other long-term assets	2,793	3,137
Total assets	$195,276	$225,099
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,179	$14,920
Accrued and other current liabilities	16,159	23,941
Contract liabilities	3,526	3,288
Short-term warrant liability	2,509	5,085
Total current liabilities	31,373	47,234
Long-term operating lease liabilities	37,434	38,321
Long-term warrant liability	2,753	4,942
Other long-term liabilities	3,022	5,161
Total liabilities	74,582	95,658
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 51,394,199 and 50,480,694 shares issued and outstanding, respectively	5	5
Additional paid-in capital	602,488	598,364
Accumulated other comprehensive loss	(125)	(222)
Accumulated deficit	(481,674)	(468,706)
Total stockholders’ equity	120,694	129,441
Total liabilities and stockholders’ equity	$195,276	$225,099

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$19,525	$18,860
Costs and expenses
Cost of revenue	14,032	14,130
Research and development	12,771	16,573
Selling, general and administrative	11,602	14,097
Restructuring and other charges	—	3,885
Total costs and expenses	38,405	48,685
Loss from operations	(18,880)	(29,825)
Interest income	1,359	1,253
Interest expense	(9)	(47)
Other income (expense), net	4,569	(26)
Loss before income taxes	(12,961)	(28,645)
Provision for income taxes	7	14
Net loss	$(12,968)	$(28,659)
Net loss per share, basic and diluted	$(0.26)	$(0.61)
Weighted-average shares outstanding, basic and diluted	50,678,586	46,740,270

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(12,968)	$(28,659)
Other comprehensive income (loss), net of tax
Changes in foreign currency translation adjustments:
Change during period	(29)	28
Reclassification of adjustments to net loss due to dissolution of Personalis (Shanghai) Ltd	199	—
Net changes in foreign currency translation adjustments	170	28
Change in unrealized gain (loss) on available-for-sale debt securities	(73)	429
Comprehensive loss	$(12,871)	$(28,202)

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the Three Months Ended March 31, 2024 and 2023

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2023	50,480,694	$5	$598,364	$(222)	$(468,706)	$129,441
Proceeds from sales of common stock under ATM facility, net of commissions	880,000	—	1,437	—	—	1,437
Restricted stock units vested	33,505	—	—	—	—	—
Stock-based compensation	—	—	2,687	—	—	2,687
Foreign currency translation adjustment	—	—	—	170	—	170
Unrealized loss on available-for-sale debt securities	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(12,968)	(12,968)
Balance—March 31, 2024	51,394,199	$5	$602,488	$(125)	$(481,674)	$120,694

Balance—December 31, 2022	46,707,084	$5	$579,456	$(912)	$(360,410)	$218,139
Restricted stock units vested	67,406	—	—	—	—	—
Stock-based compensation	—	—	3,695	—	—	3,695
Foreign currency translation adjustment	—	—	—	28	—	28
Unrealized gain on available-for-sale debt securities	—	—	—	429	—	429
Net loss	—	—	—	—	(28,659)	(28,659)
Balance—March 31, 2023	46,774,490	$5	$583,151	$(455)	$(389,069)	$193,632

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(12,968)	$(28,659)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,687	3,695
Depreciation and amortization	2,837	2,781
Noncash operating lease cost	337	539
Noncash gain related to liability classified Tempus Warrants	(4,765)	—
Amortization of premium (discount) on short-term investments	(723)	(390)
Noncash restructuring and other charges	—	1,204
Other	199	144
Changes in operating assets and liabilities
Accounts receivable	6,385	(1,460)
Inventory and other deferred costs	1,707	262
Prepaid expenses and other assets	(203)	(254)
Accounts payable	(5,637)	(1,407)
Accrued and other current liabilities	(7,836)	426
Contract liabilities	(1,593)	4,999
Operating lease liabilities	(840)	2,375
Net cash used in operating activities	(20,413)	(15,745)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(29,095)	(21,529)
Proceeds from maturities of available-for-sale debt securities	35,500	39,100
Purchases of property and equipment	(104)	(3,778)
Net cash provided by investing activities	6,301	13,793
Cash flows from financing activities:
Proceeds from sales of common stock under ATM facility, net of commissions	1,437	—
Repayments of loans	(308)	—
Net cash provided by financing activities	1,129	—
Effect of exchange rates on cash, cash equivalents and restricted cash	(20)	(4)
Net change in cash, cash equivalents and restricted cash	(13,003)	(1,956)
Cash, cash equivalents and restricted cash, beginning of period	58,774	90,918
Cash, cash equivalents and restricted cash, end of period	$45,771	$88,962

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$43,981	$87,172
Restricted cash, included in other long-term assets	1,790	1,790
Total cash, cash equivalents and restricted cash	$45,771	$88,962

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Company and Nature of Business

Personalis, Inc. (the "Company" or "Personalis") develops and markets advanced cancer genomic tests and analytics for precision oncology and personalized testing. The Company also provides sequencing and data analysis services to support population sequencing initiatives. Genomic tests are sold primarily to pharmaceutical companies, biopharmaceutical companies, diagnostics companies, universities, non-profits, and government entities, while services for population sequencing initiatives are sold primarily to government entities. The principal markets for the Company’s services are in the United States and Europe.

The Company is expanding its business model to offer genomic tests directly to cancer patients in a clinical setting. However, revenue generated from clinical customers was not significant for any periods presented.

The Company was incorporated in Delaware in February 2011 and began operations in September 2011. The Company formed a wholly owned subsidiary, Personalis (UK) Ltd., in August 2013 and a wholly owned subsidiary, Shanghai Personalis Biotechnology Co., Ltd., which is referred to as “Personalis (Shanghai) Ltd” herein, in October 2020. The Company terminated its operations in China during 2023 and completed the process of dissolving the entity in the first quarter of 2024. Refer to Note 9 for further information. The Company operates and manages its business as one reportable operating segment, which is the sale of sequencing and data analysis services.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The condensed consolidated financial statements include the accounts of Personalis, Inc. and its wholly owned subsidiary, Personalis (UK) Ltd. All intercompany balances and transactions have been eliminated in consolidation. Upon dissolution of Personalis (Shanghai) Ltd during the first quarter of 2024, an accumulated foreign currency translation adjustment of $0.2 million was reclassified from accumulated other comprehensive loss to net loss within Other income (expense), net.

The condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2024.

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

At-the-Market Equity Offerings

In December 2021, the Company entered into an At-the-Market ("ATM") Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”) under which it may offer and sell its common stock from time to time through BTIG as its sales agent. BTIG will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay BTIG a commission of up to 3% of the gross sales proceeds of any common stock sold under the Sales Agreement. The Company is not obligated to make any sales of common stock under the Sales Agreement.

During the three months ended March 31, 2024, the Company issued and sold 0.9 million shares of its common stock under the Sales Agreement at a weighted-average price of $1.67 per share and received $1.4 million in proceeds, net of commissions.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. Historically, the Company has not experienced significant credit losses from accounts receivable. Multiple customers have provided more than 10% of total revenue in the periods presented, or accounted for more than 10% of accounts receivable at each respective balance sheet date, as follows:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31, 2024	December 31, 2023
	2024	2023
Natera, Inc.	41%	50%	52%	36%
Moderna, Inc.	24%	*	*	*
VA MVP	*	16%	*	*
Pfizer Inc.	*	*	22%	*
* Less than 10% of revenue or accounts receivable

Significant Accounting Policies

As of March 31, 2024, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies” in its consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

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
•
Enterprise sales includes sales of tumor profiling and diagnostic tests directly to another business as an input to their products. The Company is typically contracted to deliver specified tests and analytics in high volume over time. Revenue from the Company's partnership with Natera to provide advanced tumor analysis for use in Natera's molecular residual disease ("MRD") test makes up substantially all of the revenue in this category.
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

The following table presents the Company’s revenue disaggregated by customer type (in thousands):

	Three Months Ended March 31,
	2024	2023
Pharma tests and services	$9,812	$6,333
Enterprise sales	7,972	9,458
Population sequencing	1,500	3,005
Other	241	64
Total revenue	$19,525	$18,860

Revenue from countries outside of the United States, based on the billing addresses of customers, represented approximately 4% and 13% of the Company’s revenue for the three months ended March 31, 2024 and 2023, respectively.

Contract Assets and Liabilities

The opening and closing balances of receivables and contract liabilities from contracts with customers are shown below (in thousands). Contract assets were immaterial for all periods presented.

	March 31, 2024	December 31, 2023
Opening balances:
Accounts receivable, net	$17,730	$16,642

Short-term contract liabilities	$3,288	$1,264
Long-term contract liabilities (included in other long-term liabilities)	3,928	—
Total contract liabilities	7,216	1,264

Closing balances:
Accounts receivable, net	$11,345	$17,730

Short-term contract liabilities	$3,526	$3,288
Long-term contract liabilities (included in other long-term liabilities)	2,097	3,928
Total contract liabilities	5,623	7,216

Amounts collected in advance of services being provided are deferred as contract liabilities in the condensed consolidated balance sheets. The associated revenue is recognized, and the contract liability is reduced, as the services are subsequently performed. As of March 31, 2024, amounts related to unfulfilled services under contracts with an original expected duration of more than one year was $4.5 million. The Company expects to recognize approximately $2.4 million of this amount in the next 12 months, and the remaining $2.1 million in the 12 months after that. Revenue recognized that was included in the contract liability balance at the beginning of each reporting period was $2.0 million for the three months ended March 31, 2024, and was immaterial for the three months ended March 31, 2023.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$4,975	$5,661
Other deferred costs	3,792	4,813
Total inventory and other deferred costs	$8,767	$10,474

Property and equipment. Depreciation and amortization expense for each of the three months ended March 31, 2024 and 2023 was $2.8 million. Accumulated depreciation and amortization was $40.5 million and $37.7 million as of March 31, 2024 and December 31, 2023, respectively.

Restricted cash. The Company’s restricted cash is pledged as collateral for a standby letter of credit related to a property lease. The balance of restricted cash was $1.8 million as of March 31, 2024 and December 31, 2023, and is included in other long-term assets.

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$4,586	$12,816
Operating lease liabilities	7,809	7,761
Loans—current portion (Note 6)	1,654	1,646
Accrued liabilities	1,126	858
Employee ESPP contributions	579	311
Accrued taxes	50	512
Customer deposits	355	37
Total accrued and other current liabilities	$16,159	$23,941

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$765	$—	$—	$765
Money market funds	10,598	—	—	10,598	Level 1
Commercial paper	31,063	—	(15)	31,048	Level 2
U.S. government securities	1,570	—	—	1,570	Level 2
Total cash and cash equivalents	43,996	—	(15)	43,981
Short-term investments:
U.S. government securities	51,509	—	(71)	51,438	Level 2
Total short-term investments	51,509	—	(71)	51,438
Total assets measured at fair value	$95,505	$—	$(86)	$95,419

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$3,649	$—	$—	$3,649
Money market funds	14,968	—	—	14,968	Level 1
Commercial paper	34,416	—	(18)	34,398	Level 2
U.S. agency securities	1,985	1	—	1,986	Level 2
U.S. government securities	1,983	—	—	1,983	Level 2
Total cash and cash equivalents	57,001	1	(18)	56,984
Short-term investments:
Commercial paper	495	—	—	495	Level 2
U.S. agency securities	1,976	—	—	1,976	Level 2
U.S. government securities	54,720	7	(3)	54,724	Level 2
Total short-term investments	57,191	7	(3)	57,195
Total assets measured at fair value	$114,192	$8	$(21)	$114,179

Marketable debt securities at March 31, 2024 have maturities due in less than 12 months. No security has been in a continuous unrealized loss position for more than 12 months and the Company does not consider any of its marketable debt securities to be impaired.

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

	As of March 31, 2024	As of December 31, 2023
Expected term (in years)	0.75 - 1.75	1.00 - 2.00
Volatility	103.91 - 106.32%	102.55 - 108.46%
Risk-free interest rate	4.70 - 5.21%	4.23 - 4.79%
Dividend yield	–%	–%
Total fair value of Tempus Warrants (in thousands)	$5,262	$10,027

The following table sets forth a summary of the changes in fair value of the Tempus Warrants, which are classified as Level 3 financial instruments (in thousands):

Warrant Liabilities
Balance—December 31, 2023	$10,027
Change in fair value	(4,765)
Balance—March 31, 2024	$5,262

Note 6. Loans

Amounts outstanding under loans are as follows (in thousands):

	March 31, 2024	December 31, 2023
Principal	$2,594	$2,904
Less: unamortized discount	(15)	(24)
Total carrying amount	2,579	2,880
Less: current portion (included in accrued and other current liabilities)	(1,654)	(1,646)
Long-term portion (included in other long-term liabilities)	$925	$1,234

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

Repayments are presented as financing cash outflows. Interest expense was less than $0.1 million for periods presented.

Lab Equipment Loan

In November 2023, the Company purchased lab equipment from one of its main vendors for $3.4 million. Extended payment terms were provided to the Company through a financial solutions partner of the vendor. Terms included a 30% down payment and 24 equal monthly payments for the remaining balance, with such monthly payments commencing in January 2024, and no interest or financing charges. Title for the lab equipment transferred immediately upon delivery to the Company. The financial solutions partner retains a security interest until payoff is complete at the end of 2025. The purchase price for the lab equipment was equal to the cash price and thus the impact of imputing interest would have been de minimis. Repayments are presented as financing cash outflows.

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

The Company has noncancelable operating leases for data center space expiring between 2025 and 2026. The leases include renewal options that the Company determined are not reasonably certain to be exercised. Separately, the Company also has various other short-term leases.

As of March 31, 2024, operating leases had a weighted-average remaining lease term of 10.3 years and a weighted-average discount rate of 10.5%. Discount rates are based on estimates of the Company's incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of March 31, 2024 were as follows (in thousands):

Amount
2024 (remaining nine months)	$6,111
2025	8,057
2026	7,230
2027	7,189
2028	5,215
2029 and thereafter	42,798
Total future minimum lease payments	76,600
Less: imputed interest	(31,357)
Present value of future minimum lease payments	45,243
Less: current portion of operating lease liability	(7,809)
Long-term operating lease liabilities	$37,434

Cash paid for operating lease liabilities, included in cash flows from operating activities in the condensed consolidated statements of cash flows, for the three months ended March 31, 2024 and 2023, was $2.0 million and $0.8 million, respectively.

Components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease cost
Operating lease cost	$1,521	$1,749
Short-term lease cost	187	99
Variable lease cost	360	493
Total lease cost	$2,068	$2,341

Note 8. Tempus Agreement

Overview

On November 25, 2023, the Company entered into a Commercialization and Reference Laboratory Agreement (the “Tempus Agreement”) with Tempus pursuant to which Tempus will market the Company's NeXT Personal Dx test in the United States and the Company will conduct development activities to analytically validate the test in breast cancer, lung cancer and immuno-oncology monitoring indications. The Company will perform tests ordered by patients through Tempus and the Company will bill such patients or payors.

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

The Tempus Agreement also grants Tempus access to initial and longitudinal genomic data derived from performance of the tests and Tempus will have the right to use such data. If Tempus licenses such data to a third party and Tempus recognizes revenue from such license, Tempus will pay the Company a percentage of its gross revenues attributable to such license that is in the range of 10 to 20 percent. Such revenue share shall be payable during the term of the Tempus Agreement and for 10 years thereafter.

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

Impact of Tempus Agreement on the Financial Statements

The Company had achieved the first clinical validation milestone at the time of entering the Tempus Agreement and was therefore entitled to Market Development Fees of $6 million, consisting of the first milestone fee of $3 million and the activation fee of $3 million. These proceeds of $6 million were received in 2023 and allocated to the Tempus Warrants (defined below). The remainder of Market Development Fees to be paid by Tempus—$6 million, payable in six quarterly installments—were not yet due as of March 31, 2024.

During the three months ended March 31, 2024, co-promotion activities commenced. The Company recognized an insignificant amount of selling, general and administrative expense in connection with these activities. Except for the co-promotion activities and ongoing accounting for the Tempus Warrants (described below), there were no other activities under the Tempus Agreement that impacted the Company's condensed consolidated balance sheets or statements of operations for periods presented.

Tempus Warrants

In consideration of Tempus’ obligations to Personalis under the agreement, on November 28, 2023, the Company issued to Tempus (1) a warrant to purchase up to 4,609,400 shares of Personalis common stock at an exercise price per share of $1.50, with an expiration date of December 31, 2024 (the “First Warrant”), and (2) a warrant to purchase up to 4,609,400 shares of Personalis common stock at an exercise price per share of $2.50, with an expiration date of December 31, 2025 (the “Second Warrant” and, together with the First Warrant, the “Tempus Warrants”). The Tempus Warrants are exercisable for cash at any time prior to the applicable expiration date, may be net exercised in certain circumstances, and will be automatically net exercised in connection with a change of control of Personalis if the value ascribed to the consideration to be paid for one share of common stock is greater than the applicable exercise price. If Tempus acquires any shares of common stock directly from the Company other than by exercising the Tempus Warrants (any such shares, “Non-Warrant Shares”), then the total number of shares issuable upon exercise of the Tempus Warrants will be reduced by the Non-Warrant Shares on a share-for-share basis, proportionally between the First Warrant and the Second Warrant based on how many shares are then underlying the Tempus Warrants. Subject to limited exceptions, neither the warrants nor any interest therein may be transferred or assigned without the prior written consent of Personalis.

Because the number of shares issuable upon settlement are subject to adjustment if Tempus acquires Non-Warrant Shares, the Tempus Warrants are classified as liability instruments and are subject to remeasurement at each balance sheet date, with changes in fair value recognized as Other Income (Expense) in the condensed consolidated statements of operations. Fair values of each of the two warrants are estimated using the Black-Scholes option-pricing model.

See Note 5 Fair Value Measurements for discussion of inputs used in the measurements of the Tempus Warrants. Fair value of the Tempus Warrants decreased by $4.8 million from December 31, 2023 to March 31, 2024. The decrease in fair value resulted in a $4.8 million gain recognized in Other Income (Expense) in the condensed consolidated statements of operations for the three months ended March 31, 2024.

Note 9. Restructuring and Other Charges

Costs related to the Company's reductions in workforce and closure of its China operations are included within Restructuring and Other Charges in the condensed consolidated statements of operations.

Restructuring

In January 2023, the Company initiated a reduction in workforce to reduce operating costs and improve operating efficiency. The workforce reduction affected nearly 100 employees and was substantially completed during the first quarter of 2023. The Company recognized $3.1 million in one-time employee termination benefits in the first quarter of 2023 in connection with the reduction in workforce, comprising separation pay and healthcare benefits payable in cash, all of which were paid by the end of the second quarter of 2023.

In December 2023, the Company initiated a second reduction in workforce to further reduce operating costs and improve operating efficiency. The workforce reduction affected approximately 60 employees and was completed during the first quarter of 2024. The Company recognized $4.0 million in one-time employee termination benefits in the fourth quarter of 2023 in connection with the reduction in workforce, comprising separation pay and healthcare benefits payable in cash. Substantially all of such termination benefits were paid by the end of March 31, 2024. The Company does not expect to incur any material additional costs in connection with the reductions in workforce.

Closure of China Operations

During the first half of 2023, the Company terminated its operations in China with the objective of streamlining international operations and reducing operating costs. The disposal did not qualify for reporting as a discontinued operation because it did not represent a strategic shift that has or will have a major effect on our operations and financial results. The Company completed the process of dissolving the Personalis (Shanghai) Ltd entity in February 2024.

Expenses of $0.9 million were recognized in the first quarter of 2023 in connection with closure activities, of which $0.3 million was related to one-time employee termination benefits for the Company's 12 former employees located in China and were payable in cash. Substantially all of the terminations were completed during the first quarter of 2023, along with the related cash outlays. The remaining $0.6 million in expenses were comprised primarily of noncash charges, including losses on disposal of fixed assets and impairments of other assets.

Note 10. Stock-Based Compensation

Shares of common stock reserved for issuance under the Company’s equity incentive plans were as follows:

March 31, 2024
Outstanding stock awards	9,261,193
Reserved for future award grants	5,528,052
Reserved for future ESPP	583,756
Total common stock reserved for stock awards	15,373,001

Service-Based Stock Option Activity

A summary of the Company’s service-based stock option activity (excluding performance-based stock option activity, which is presented separately below) for the three months ended March 31, 2024 is as follows:

	Outstanding Service-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2023	5,805,586	$7.40	6.90	$64
Options granted	2,400,500	1.59
Options exercised	—	—
Options forfeited or expired	(256,904)	7.60
Balance—March 31, 2024	7,949,182	$5.64	7.85	$46
Options vested and exercisable as of March 31, 2024	3,321,228	$9.62	5.72	$—

The weighted-average grant date fair value of options granted was $1.61 and $1.91 per share for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the unrecognized stock-based compensation cost of unvested options was $7.9 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Valuation of Service-Based Stock Options

The Company estimated the fair value of service-based stock options using the Black-Scholes option-pricing model. Fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service periods of the awards. Fair value of stock options was estimated using the following range of assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	5.50 - 6.08	5.77
Volatility	72.63 - 80.28%	78.98%
Risk-free interest rate	3.88 - 4.33%	3.58%
Dividend yield	–%	–%

Performance-Based Stock Option Activity

During 2024, the Company granted performance-based stock options ("PSOs") to the executive leadership team. Vesting of the PSOs is based upon attainment of certain Medicare reimbursement coverages by the end of 2025 and subject to continuous service by the executives. Fair value was estimated using the Black-Scholes option-pricing model. Total grant-date fair value of the PSOs was $0.3 million.

A summary of the Company's performance-based stock option activity for the three months ended March 31, 2024 is as follows:

	Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2023	—	$—	—	$—
Options granted	264,500	1.61
Balance—March 31, 2024	264,500	$1.61	9.96	$—
Options vested and exercisable as of March 31, 2024	—

Restricted Stock Units ("RSU") Activity and Valuation

A summary of the Company’s RSU activity for the three months ended March 31, 2024 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2023	1,253,826	$8.99	$2,633
RSUs granted	—	—
RSUs vested	(33,505)	26.87	49
RSUs forfeited	(172,810)	9.45
Balance—March 31, 2024	1,047,511	$8.34	$1,561

As of March 31, 2024, the unrecognized stock-based compensation cost of unvested RSUs was $6.4 million, which is expected to be recognized over a weighted-average period of 1.6 years.

ESPP Activity and Valuation

During the three months ended March 31, 2024 and 2023, no shares of common stock were purchased under the Employee Stock Purchase Plan ("ESPP"). Additionally, no stock purchase rights were granted during either period.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended March 31,
	2024	2023
Service-based stock options	$1,215	$1,343
Performance-based stock options	6	—
RSUs	1,408	2,123
ESPP	58	229
Total stock-based compensation expense	$2,687	$3,695

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$154	$490
Research and development	947	1,245
Selling, general and administrative	1,586	1,960
Total stock-based compensation expense	$2,687	$3,695

Note 11. Contingencies

On August 2, 2022, the Company filed a complaint in the U.S. District Court for the District of Colorado (the "District Court") against Foresight Diagnostics Inc. (“Foresight”) for infringement of four of the Company's U.S. patents. The patents are part of the Company's intellectual property portfolio relating to detection of MRD. The Company is seeking remedies including injunctive relief, damages and costs. In October 2022, Foresight filed its answer and counterclaims in the matter, seeking declaratory judgment and alleging that its solid tumor recurrence test does not infringe the Company’s asserted patents and that the claims of the Company's asserted patents are invalid and/or unenforceable. In November 2022, the Company filed its answer to Foresight’s counterclaims. The Company intends to vigorously defend against these counterclaims.

Between November 2022 and February 2023, Foresight filed four inter partes review petitions with the U.S. Patent and Trademark Office ("USPTO"), seeking to invalidate the four patents. Also, in November 2022, Foresight filed a motion to stay the Company's patent infringement action in the District Court pending the resolution of the inter partes review proceedings. In January 2023, the District Court granted Foresight’s motion to stay. In June 2023, the USPTO issued decisions granting inter partes reviews of two of the patents. In August 2023, the USPTO issued decisions granting inter partes reviews of the other two patents.

On June 26, 2023, the Company filed a second complaint in the District Court against Foresight for infringement of three of the Company's U.S. patents. The second suit brings the total number of patents that the Company alleges Foresight has infringed to seven. These patents also relate to the Company's intellectual property portfolio relating to detection of MRD. The Company is seeking remedies including injunctive relief, damages and costs. In September 2023, Foresight filed counterclaims in the matter, seeking declaratory judgment and alleging that its solid tumor recurrence test does not infringe the Company’s asserted patents in the Company’s second patent infringement action and that the Company’s asserted patents are invalid and/or unenforceable. The Company filed its answer to Foresight’s counterclaims in October 2023. The Company intends to vigorously defend against these counterclaims.

In October 2023, Foresight filed a motion to consolidate and stay the Company’s two patent infringement actions in the District Court. In November 2023, the Company filed its opposition to Foresight’s motion to consolidate and stay the infringement actions. Also in November 2023, Foresight filed its fifth inter partes review petition with the USPTO, seeking to invalidate one of the patents involved in the second patent infringement action. In January 2024, the District Court granted Foresight’s motion to consolidate and stay the two infringement actions against Foresight. The USPTO has yet to issue a decision regarding whether it will institute an inter partes review of the fifth patent.

Except for events that have already occurred, it is too early in the foregoing proceedings to predict the outcome of these proceedings, or any impact they may have on the Company. As such, the estimated financial effect associated with these proceedings cannot be made as of the date of filing of this Quarterly Report on Form 10-Q. This litigation is a significant ongoing expense with an uncertain outcome. Management believes this investment is important to protect the Company's intellectual property position, even recognizing the uncertainty of the outcome.

Apart from the matter described above, the Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully resolved. The outcome of litigation is inherently uncertain. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss concerning loss contingencies for asserted legal and other claims.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss	$(12,968)	$(28,659)
Weighted-average common shares outstanding—basic and diluted	50,678,586	46,740,270
Net loss per common share—basic and diluted	$(0.26)	$(0.61)

The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Tempus Warrants	9,218,800	—
Options to purchase common stock	8,213,682	7,774,911
Unvested RSUs	1,047,511	2,197,008
ESPP	408,543	453,380
Total	18,888,536	10,425,299

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024 (the “Annual Report”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report.

Overview

We develop and market advanced cancer genomic tests and analytics. Our tests and analytics are used by pharmaceutical companies for translational research, biomarker discovery, the development of personalized cancer therapies, and, we expect in the near future, for clinical trial enrollment. Our advanced tests are used by physicians to detect cancer recurrence, monitor cancer evolution, and uncover insights for therapy selection. We also provide sequencing and data analysis services to support population sequencing initiatives.

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

Our work in oncology is underpinned by our experience and capacity for next-generation sequencing at scale. We have the capacity to sequence and analyze over 300 trillion bases of DNA per week in our facility. We believe that our capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases. To date, we have sequenced more than 415,000 human samples, of which more than 179,000 were whole human genomes.

First Quarter 2024 Highlights

Total revenue increased 4%, or $0.7 million, during the first quarter of 2024 compared to the first quarter of 2023, driven by higher revenue from pharma tests. Revenue from pharma tests was $9.8 million in the first quarter of 2024 compared to $6.3 million in the first quarter of 2023, an increase of 55%. This increase was partially offset by decreases in enterprise sales and population sequencing.

Key business accomplishments and financial updates in the first quarter of 2024 include:

•
Received Medicare coverage for NeXT Dx, our comprehensive tumor profiling test and we are currently seeking Medicare coverage for our separate liquid biopsy molecular residual disease ("MRD") test, Next Personal Dx.
•
Announced a new publication validating our NeXT Personal test, an ultra-sensitive, tumor-informed circulating tumor DNA (ctDNA) assay for detecting MRD, monitoring therapy response, and detecting recurrence in patients diagnosed with solid tumor cancers.
▪
The analytical validation study was published in Oncotarget on March 14, 2024.
▪
The test demonstrated a detection threshold of 1.67 parts per million (PPM) of ctDNA with 100% analytical specificity; enabling an ultra-sensitive range leading to early cancer detection.

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

Our ability to increase revenue will depend on our ability to further increase sales to these groups of customers, expand our customer base within each group, and expand our business in the clinical diagnostics market. To do this, we are developing a growing set of state-of-the-art services and products; advancing our operational infrastructure; building our regulatory credentials; focusing our marketing efforts on large pharmaceutical companies; developing and publishing the clinical evidence-base to support our products and our key indications, as well as working to obtain reimbursement coverage from Medicare and other payors; and seeking additional partnerships such as ours with Natera. We sell through a small direct sales force. In late 2023, we entered into an agreement with Tempus to commercialize NeXT Personal Dx in the clinical diagnostics market and will be leveraging Tempus' significantly larger sales force.

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

We expense our research and development costs in the period in which they are incurred. We expect research and development expenses to remain fairly flat in the short-term since the completion of our reductions in workforce in 2023. Research and development expenses may decrease in the medium-term after investments in developing and publishing the clinical evidence-base to support our products and our key indications conclude.

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

Selling, general and administrative expenses have decreased significantly since the completion of our reductions in workforce in 2023. We expect expenses to remain around this lower level over the short-term, but may increase in the medium-term to support future growth of our clinical diagnostic offerings.

Restructuring and Other Charges

Restructuring and other charges consists of charges in connection with our reductions in workforce and charges in connection with the closure of our China operations.

Interest Income and Interest Expense

Interest income consists primarily of interest earned on our cash, cash equivalents, and short-term investments. Interest expense is the recognition of imputed interest on noninterest bearing loans.

Other Income (Expense), Net

In connection with our November 2023 agreement with Tempus, we issued two warrants to Tempus to purchase, in the aggregate, up to 9,218,800 shares of our common stock (the “Tempus Warrants”). Other income (expense), net consists primarily of a noncash gain related to the remeasurement of the Tempus Warrants. Otherwise, other income (expense), net consists primarily of foreign currency exchange gains and losses.

Results of Operations

The following sets forth, for the periods presented, our unaudited condensed consolidated statements of operations and selected financial data (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Revenue	$19,525	$18,860
Costs and expenses
Cost of revenue	14,032	14,130
Research and development	12,771	16,573
Selling, general and administrative	11,602	14,097
Restructuring and other charges	—	3,885
Total costs and expenses	38,405	48,685
Loss from operations	(18,880)	(29,825)
Interest income	1,359	1,253
Interest expense	(9)	(47)
Other income (expense), net	4,569	(26)
Loss before income taxes	(12,961)	(28,645)
Provision for income taxes	7	14
Net loss	$(12,968)	$(28,659)
Net loss per share, basic and diluted	$(0.26)	$(0.61)
Weighted-average shares outstanding, basic and diluted	50,678,586	46,740,270

	March 31, 2024	December 31, 2023
Cash and cash equivalents, and short-term investments	$95,419	$114,179
Working capital	89,066	99,510
Total assets	195,276	225,099
Total debt	2,579	2,880
Long-term obligations	43,209	48,424
Total liabilities	74,582	95,658
Total stockholders' equity	120,694	129,441

Revenue

The following table shows revenue by customer type (in thousands):

	Three Months Ended March 31,		Change
	2024	2023
Pharma tests and services	$9,812	$6,333	55%
Enterprise sales	7,972	9,458	(16%)
Population sequencing	1,500	3,005	(50%)
Other	241	64	277%
Total revenue	$19,525	$18,860	4%

The following table shows customers that made up at least 10% of total revenue in each period presented:

	Three Months Ended March 31,
	2024	2023
Natera, Inc.	41%	50%
Moderna, Inc.	24%	*
VA MVP	*	16%
* Less than 10% of revenue

Pharma tests and services

Revenue from pharma tests and services increased 55%, or $3.5 million. The primary driver of such increase was a $4.4 million increase in revenue from one of our personalized cancer therapy customers that ramped up clinical trial patient enrollments. This was partially offset by a net decrease in revenue from other customers, due to non-recurring projects and variability in timing and spending levels on clinical trial projects in general.

Enterprise sales

Revenue from enterprise sales decreased 16%, or $1.5 million, due to lower selling prices. The number of samples we processed for Natera increased by over 20%, but such increase was offset by lower selling prices.

We launched a reduced-cost version of our exome product offering for Natera near the end of the first quarter of 2024 to support their requirement for an overall reduction in cost. Our total revenue from Natera in 2024 is expected to decline from comparable periods in 2023 due to their use of the reduced-cost version of our exome product offering. Our agreement with Natera includes minimum volume commitments through the end of 2024.

Population sequencing

Population sequencing revenue is made up entirely of sales to the VA MVP. The decrease in revenue of 50%, or $1.5 million, was primarily due to a decrease in the number of samples we tested, with a slight drop in selling prices accounting for the remainder of the decrease.

Revenue recognized each period is also impacted by timing of our fulfillment of samples under each annual task order. Our annual task orders received in 2023, 2022, and 2021 were $7.5 million, $10.0 million, and $9.7 million, respectively. Our contract with the VA MVP does not include specific testing turnaround times. Therefore, we have the ability to modulate the volume of samples processed from the VA MVP up or down to complement sample volumes from other customers, which can vary from period to period. As of the end of 2024, our remaining unfulfilled task orders amounted to $5.9 million, which we expect to recognize as revenue over the next two to three quarters.

Other revenue

Other revenue increased 277%, or $0.2 million, driven by sales of our NeXT Dx diagnostic test.

Costs and Expenses

	Three Months Ended March 31,		Change
	2024	2023
	(in thousands)
Cost of revenue	$14,032	$14,130	(1%)
Research and development	12,771	16,573	(23%)
Selling, general and administrative	11,602	14,097	(18%)
Restructuring and other charges	—	3,885	(100%)
Total costs and expenses	$38,405	$48,685	(21%)

Cost of revenue

Cost of revenue remained flat despite a 4% increase in revenue. This was primarily due to lower labor costs resulting from workforce reductions and operational efficiencies, in addition to dedication of more laboratory resources to support sample processing required for clinical evidence generation, which is a non-revenue generating activity and thus reported as R&D expense.

Specific offsetting components were a $1.0 million decrease in shared laboratory costs due to greater usage of our laboratory capacity for R&D activities, a $0.9 million decrease in labor costs, and a $0.1 million decrease in outside services; partially offset by a $1.0 million increase in facilities and equipment costs (mainly due to our move of our laboratory from our prior Menlo Park facility to our Fremont facility), and a $0.9 million increase in direct material costs mostly in connection with higher Natera volumes.

Research and development

The decrease in research and development expenses of 23%, or $3.8 million, was primarily due to cost savings from our workforce reductions in 2023.

Specific components of the decrease were a $2.6 million decrease in personnel-related costs driven by our workforce reductions and a $1.8 million decrease in facilities costs (primarily due to a reduction in research and development expenses for use of our facilities relative to other functions, as well as lower facilities costs in general); partially offset by a $0.6 million increase in sample processing costs incurred in our laboratory for product development, collaborations, and clinical evidence generation.

Selling, general and administrative

The decrease in selling, general and administrative expenses of 18%, or $2.5 million, was primarily due to cost savings from our workforce reductions in 2023.

Specific components of the decrease were a $1.5 million decrease in personnel-related costs driven by our reductions in workforce in 2023, a $1.1 million decrease in professional outside services, and a $0.2 million decrease in marketing costs such as trade shows expenses; partially offset by a $0.3 million increase in facilities costs.

Restructuring and other charges

We reduced our workforce during the first quarter of 2023 to reduce cash burn and increase operating efficiencies, which affected about 100 employees. We also closed our China operations.

The $3.9 million charge recognized in the first quarter of 2023 was comprised of $3.3 million in one-time employee termination benefits (including costs related to termination of our former China employees) and $0.6 million of other noncash charges (primarily asset disposals and impairments in connection with the closure of our China operations).

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2024	2023
Interest income	$1,359	$1,253	8%
Interest expense	(9)	(47)	(81%)
Other income (expense), net	4,569	(26)	NM
Total	$5,919	$1,180

Interest income and interest expense

The increase in interest income was due to increased yields on our investments. Interest expense is the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

In November 2023, we issued the Tempus Warrants. If Tempus acquires any shares of common stock directly from us other than by exercise of the Tempus Warrants, then the total number of shares issuable upon exercise of the Tempus Warrants will be reduced by such number of shares acquired. Because the number of shares issuable upon settlement are subject to adjustment, the Tempus Warrants are classified as liability instruments and are subject to remeasurement at each balance sheet date, with changes in fair value recognized as other income (expense). Fair value of the Tempus Warrants decreased by $4.8 million as of March 31, 2024 as compared to December 31, 2023. The decrease in fair value resulted in a $4.8 million noncash gain recognized in the first quarter of 2024.

Separately, upon dissolution of our China entity (Personalis (Shanghai) Ltd) during the first quarter of 2024, we reclassified an accumulated foreign currency translation loss of $0.2 million to other income (expense).

Liquidity and Capital Resources

The following table presents selected financial information (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents, and short-term investments	$95,419	$114,179
Property and equipment, net	54,529	57,366
Contract liabilities	5,623	7,216
Working capital	89,066	99,510

From our inception through March 31, 2024, we have funded our operations primarily from $279.0 million in net proceeds from our follow-on equity offerings in August 2020 and January 2021, $144.0 million in net proceeds from our IPO in June 2019, $89.6 million from issuance of redeemable convertible preferred stock, $5.0 million in net proceeds from our at-the-market ("ATM") sales facility (see Note 2, "Summary of Significant Accounting Policies" in our unaudited condensed consolidated financial statements for additional information), as well as cash from operations and debt financings. As of March 31, 2024, we had cash and cash equivalents of $44.0 million and short-term investments of $51.4 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments, together with cash provided by operating activities, are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our services or other risks described in this Quarterly Report on Form 10-Q, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. We filed a sales agreement prospectus in December 2023 pursuant to which we may offer and sell up to an aggregate amount of $50.0 million of shares of our common stock through our ATM facility. As of March 31, 2024, $48.5 million in common stock remained available for future issuance under the ATM facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

Cash Flows

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(20,413)	$(15,745)
Net cash provided by investing activities	6,301	13,793
Net cash provided by financing activities	1,129	—

The $4.7 million increase in cash used in operating activities was primarily due to working capital needs. For example, our annual bonus was paid during the first quarter of 2024 whereas it was paid in the second quarter of 2023. Also, during the first quarter of 2023, we received a significant customer deposit in connection with our agreement with Moderna to support its ongoing clinical trials evaluating a personalized cancer vaccine, whereas we received no such comparable customer deposits during the first quarter of 2024. These items were partially offset by higher customer collections in the first quarter of 2024 as compared to the first quarter of 2023.

The $7.5 million decrease in cash provided by investing activities was due to lower net proceeds from short-term investment maturities, partially offset by a $3.7 million reduction in capital expenditures.

The $1.1 million of cash provided by financing activities during the first quarter of 2024 was comprised of $1.4 million proceeds from sales of common stock under our ATM facility, partially offset by $0.3 million repayments of loans. The comparable period in 2023 had no financing activities.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of variable costs of revenue, operating expenditures, capital expenditures, property leases, and other. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $95.4 million as of March 31, 2024, as well as anticipated cash receipts from customers. To fund our material cash requirements in the short- and long-term, we may also seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

Variable costs of revenue. From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of raw materials, laboratory supplies and consumables to be used in the sequencing of customer samples. However, we generally do not have binding and enforceable purchase orders beyond the short term, and the timing and magnitude of purchase orders beyond such period is difficult to accurately project. We currently expect spending in this area to increase in 2024 relative to 2023 primarily to support future growth in sales of our clinical diagnostics tests.

Operating expenditures. Our primary use of cash relates to employee compensation, spend on professional services, spend related to research and development projects, and other costs to support our research and development, selling, general and administrative functions. We currently expect our spend in these areas to decrease in 2024 relative to 2023 as a result of our workforce reductions in 2023. On a long-term basis, we manage future cash requirements relative to our long-term business plans.

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

Property leases. Our noncancelable operating lease payments were $76.6 million as of March 31, 2024. The timing of these future payments, by year, can be found in Part I, Item 1 of this Form 10-Q in the Notes to Unaudited Condensed Consolidated Financial Statements in Note 7, “Leases.”

Other. As of March 31, 2024, we have an outstanding noninterest bearing loan that was used to finance the purchase of equipment for our laboratory. We owe a total of $2.2 million, with $0.9 million of that owed in the remaining months of 2024 and the remainder in 2025. Additionally, we have an outstanding noninterest bearing loan that was used to finance the purchase of internal use software licenses and related ongoing support. We will make a payment of $0.4 million in September 2024 to pay off this loan. Further discussion of the loans can be found in Part I, Item 1 of this Form 10-Q in the Notes to Unaudited Condensed Consolidated Financial Statements in Note 6, “Loans.”

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with revenue recognition, leases, and common stock warrants have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2024, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See the section titled “Contingencies” in Note 11 to our unaudited condensed consolidated financial statements.

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

Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition, and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (Annual Report), which was filed with the SEC on February 28, 2024.

Operational, Strategic and Business Risks

We have a history of losses and we expect to incur significant losses for the foreseeable future and may not be able to generate sufficient revenue to achieve or sustain profitability.*

We have incurred net losses since our inception. For the years ended December 31, 2023, 2022, and 2021 we had net losses of $108 million, $113 million and $65 million, respectively. For the three months ended March 31, 2024, we had a net loss of $13 million. As of March 31, 2024, we had an accumulated deficit of $482 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Some of our present or potential competitors, including Adela, Inc., BostonGene Corporation, Caris Life Sciences, Inc., Foresight Diagnostics Inc. (“Foresight”), Freenome, Inc., Fulgent Genetics, Inc., Geneseeq Technology Inc., GRAIL, Guardant Health, Inc., Haystack Oncology, Inc., which was acquired by Quest Diagnostics Incorporated in June 2023, Invitae Corporation, MedGenome Inc., Myriad Genetics, Inc., Natera, NeoGenomics, Inc., Novogene Corporation, Predicine, Inc., Roche Molecular Systems, Inc., Tempus, and Veracyte, Inc. may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD testing offerings. During the three months ended March 31, 2024, revenue under our agreement accounted for 41% of our total revenue. See “—We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” In addition, our present or potential competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services, which could force us to lower the price of our services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized products or services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, or if we cannot maintain successful customer or supply relationships with Natera, Illumina or other present or potential competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenue or achieving or sustaining profitability.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from one of our largest customers, Natera, and in the past have derived a substantial portion of our revenue from another of our largest customers, the VA MVP.*

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from Natera, which accounted for 41% of our revenue for the three months ended March 31, 2024. We previously derived a significant portion of our revenue from the VA MVP, which more recently accounted for less than 10% of our revenue for the three months ended March 31, 2024. Our top five customers, including Natera and the VA MVP, accounted for 83% of our revenue for the three months ended March 31, 2024. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond Natera and the VA MVP, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if we do not win future VA MVP renewals with a value comparable to that of our historical contracted orders, it may have a material adverse effect on our revenue, cash position, and results of operations. Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Likewise, if Natera or any of our other significant customers were to reduce or cease their use of our services, then our revenue, cash position, and results of operations may be materially adversely impacted. Further, if any of our significant customers were to stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. If Natera’s demand for our DNA sequencing and data analysis services were to be substantially reduced, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.*

In February 2021, we entered into a partnership in the field of personalized oncology with Natera, pairing our NeXT tumor profiling and diagnostic services and products with Natera’s personalized ctDNA platform Signatera™ for treatment monitoring and MRD assessment. Under this non-exclusive agreement, Natera is responsible for validating the design of, and commercialization of, Signatera personalized ctDNA assays using matched tumor and normal exome sequence data from us. The agreement covers MRD testing for both clinical use and research use. Since that time, Natera’s sample volumes have increased such that we currently derive a significant portion of our revenue from sales of our DNA sequencing and data analysis services to Natera under our agreement. For example, revenue under our agreement accounted for 41% of our total revenue for the three months ended March 31, 2024. In November 2023, we amended our agreement to extend minimum volume commitments through the end of 2024. We are aware that Natera has at least one third party supplier of DNA sequencing and analysis services, such that Natera has elected, and may continue to elect in the future, to send a portion (or all) of its samples to its other supplier(s) instead of us, which it is not contractually prohibited from doing, given the non-exclusive nature of our agreement. Natera may also bring a portion (or all) of such services in-house in the future, which may result in them purchasing fewer (or no) such services from us, or none from us at all. Our agreement with Natera requires us to achieve certain quality and turnaround time metrics for Natera samples. Recently, the volumes of samples sent to us by Natera have fluctuated significantly and may continue to do so in the future, which could cause us to experience difficulty in achieving such metrics from time to time, or to meet our other obligations under our agreement. If we consistently fail to achieve such metrics, or any of our other obligations under our agreement with Natera, Natera may elect to send a portion (or all) of its samples to its other supplier(s) and/or bring such services in-house.

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

We have derived a substantial portion of our revenue from sales of our DNA sequencing and data analysis services to the VA MVP. In September 2017, we entered into a one-year contract with three one-year optional renewal periods with the VA for the VA MVP, pursuant to which we received contracted orders from the VA MVP in September 2017, 2018, 2019, 2020, and 2021. In September 2022, we entered into a new contract with the VA MVP to continue providing them WGS services and received an initial task order with a value of up to $10.0 million (the "2022 VA MVP Agreement"). The performance period under the new contract includes a base period of one year, with four one-year renewal option periods that may be exercised upon discretion of the VA MVP. In August 2023, we received notice of the VA MVP's intention to exercise its first renewal option period and received a second task order with a value of up to $7.5 million, subject to the receipt of samples from the VA MVP. There is no guarantee that the VA MVP will exercise any subsequent renewal option.

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

In the European Economic Area (and Northern Ireland) (“EEA”), in order to place an in vitro diagnostic medical device ("IVD"), or an accessory to an IVD, on the market, or put it into service in the EEA, the device must be designed, developed, manufactured and marketed in compliance with the relevant legal framework. On May 26, 2022, the Regulation on In-Vitro Diagnostic Devices (Regulation (EU) 2017/746) (“IVDR”) entered into application, repealing and replacing the Directive on In-Vitro Diagnostic Devices (98/79/EC) (the “IVDD”). The IVDR and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. IVDs must comply with the General Safety and Performance Requirements set out in Annex I of the IVDR. Compliance with these requirements is a prerequisite to be able to affix the CE Mark to IVDs, without which they cannot be marketed or sold in the EEA.

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

The loss of key members of our executive management team could adversely affect our business.*

Our success in implementing our business strategy depends largely on the skills, experience, and performance of key members of our executive management team and others in key management positions. The collective efforts of each of our executives and others working with them as a team are critical to us as we continue to develop our technologies, services, products, and research and development programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies, and implementing our business strategy. If there are changes to our leadership team, there is a risk to organizational effectiveness and employee retention as well as the potential for disruption to our business. Integrating members into new or different management roles could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. Each member of our executive management team has an employment agreement; however, the existence of an employment agreement does not guarantee retention of members of our executive management team, and we may not be able to retain those individuals or replace them in the event we lose their services. We do not maintain “key person” life insurance on any of our employees.

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

On May 6, 2024, the FDA issued final regulations under which it intends to phase out its enforcement discretion approach to LDTs over a period of four years (the "Final Rule"). We anticipate that we may be required to obtain PMA approval for certain of our tests by October 1, 2027. We may also be subject to device registration and listing requirements, medical device reporting requirements and the requirements of the FDA’s Quality System Regulation. We may be required to conduct clinical trials to support any premarket notification or applications to FDA, which would increase the costs to our business and impair our profitability. If the FDA determines that our tests are subject to enforcement as medical devices, we could be subject to enforcement action, including administrative and judicial sanctions, and additional regulatory controls and submissions for our tests, all of which could be burdensome. We and/or our collaborators may also be required to submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices. See “—Failure to comply with federal, state, and foreign laboratory licensing requirements and the applicable requirements of the FDA or any other regulatory authority, could cause us to lose the ability to perform our tests, experience disruptions to our business or become subject to administrative or judicial sanctions.”

The implementation of the Final Rule exposes us to additional regulatory controls and submissions for our tests or the possibility of enforcement action, both of which would be burdensome. In addition, we cannot be certain that the FDA will not enact rules or guidance documents that could impact our ability to purchase certain materials necessary for the performance of our tests, such as products labeled for research use only. Should any of the reagents obtained by us from suppliers and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting, or prohibiting the purchase of reagents necessary to perform testing.

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

If the FDA determines that our tests and associated software do not fall within the definition of an LDT, under the FDA's Final Rule or otherwise, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, we may be required to obtain premarket clearance for our tests and associated software under Section 510(k) of the FDC Act or approval of a premarket approval application (“PMA”). We would also be subject to ongoing regulatory requirements such as registration and listing requirements, medical device reporting requirements, and quality control requirements. If our tests are considered medical devices not subject to enforcement discretion, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, the regulatory requirements to which our tests are subject would depend on the FDA’s classification of our tests. The FDA has issued regulations classifying generic types of medical devices into one of three regulatory control categories (Class I, Class II, or Class III) depending on the degree of regulation that the FDA finds necessary to provide reasonable assurance of their safety and effectiveness. The class into which a device is placed determines the requirements that a medical device manufacturer must meet both pre- and post-market. On January 31, 2024, FDA announced its intent to initiate a reclassification process for most IVDs that are currently Class III (high risk), the majority of which are infectious disease and companion diagnostic IVDs, into Class II (moderate risk). This reclassification would allow manufacturers of certain types of IVDs to seek marketing clearance through the less burdensome Class II 510(k) premarket notification pathway rather than the Class III premarket approval (PMA) pathway, the most stringent type of FDA medical device review.

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

If we are required to conduct clinical trials, we and any third-party contractors we engage would be required to comply with good clinical practices (“GCPs”), which are regulations and guidelines enforced by the FDA, for devices in clinical development. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any third-party contractor fails to comply with applicable GCPs, the clinical data generated in clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before clearing or approving our marketing applications. A failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory clearance or approval process. In addition, if these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our tests. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our tests or to achieve or sustain profitability. Similar actions and obligations may be imposed by the competent authorities of a European Union ("EU") Member State, or a foreign regulatory authority.

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

Although we market our tests as LDTs that are currently subject to the FDA’s exercise of enforcement discretion, if any of our services or products fail to comply with FDA regulatory requirements as enforced, including the Final Rule, or if we are required or voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, we would be subject to the applicable requirements of the FDC Act and the FDA’s implementing regulations. The FDA is empowered to impose sanctions for violations of the FDC Act and the FDA’s implementing regulations, including warning letters, civil and criminal penalties, injunctions, product seizure or recall, import bans, restrictions on the conduct of our operations and total or partial suspension of production. Any of the aforementioned sanctions could cause reputational damage, undermine our ability to maintain and increase our revenue, and harm our business, financial condition, and results of operations. In particular, if we or the FDA discover that any of our services or products have defects that call into question the accuracy of their results, we may be required to undertake a retest of all results and analyses provided during the period relevant to the defect, or recall the affected services and products. The direct costs incurred in connection with such a recall in terms of management time, administrative, and legal expenses and lost revenue, together with the indirect costs to our reputation, could harm our business, financial condition, and results of operations, and our ability to execute our business strategy. While we believe that we are currently in material compliance with applicable laws and regulations as currently enforced, the FDA or other regulatory agencies and authorities may not agree, and a determination that we have violated these laws or a public announcement that we are being investigated for possible violations of these laws could adversely affect our business, financial condition, results of operations, and prospects.

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

We may be subject to new laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws. California also recently passed a law protecting privacy of abortion-related records and other reproductive healthcare services.

Outside the U.S., an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the General Data Protection Regulation 2016/679 (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and China’s Personal Information Protection Law impose strict requirements for processing personal information. Under the EU GDPR and UK GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, applies to our operations. We also receive personal information from customers in Asia and may be subject to new and emerging data privacy and security regimes in Asia, including Japan’s Act on the Protection of Personal Information, and Singapore's Personal Data Protection Act.

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

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the U.K. and the EU, the U.K. was subject to a transition period until December 31, 2020, during which EU rules continued to apply. The U.K. and the EU have signed the EU-U.K. Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the U.K. and EU's relationship will operate in the future. However, there are still many uncertainties. On May 26, 2022, the IVDR entered into application in the EU. However, the IVDR is not applicable in the U.K. In the U.K., IVDs are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which retains a regulatory framework similar to the framework set out by the IVDD. As a result, there will be some regulatory divergence in the U.K. from the EU in light of the fact that the CE marking process is set out in EU law, which no longer applies in the U.K. The U.K. has devised a new route to market culminating in a U.K. Conformity Assessed mark to replace the CE Mark for placing IVDs on the market in Great Britain (“G.B.”). Northern Ireland will, however, continue to be covered by the regulations governing CE Marks (a CE Mark or a CE Mark and UKNI Mark will be required to place products on the Northern Ireland market). The EU legal framework, including the IVDR, remains applicable in Northern Ireland (any products placed on the market in the Northern Ireland must be compliant with EU law). However, all medical devices and IVDs must be registered with the MHRA, in order to be placed on the G.B. market.

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

The UK government has recently amended the MDR 2002 to extend the recognition of CE marked medical devices in Great Britain. The amendments provide that CE marks will cease to be recognized in Great Britain on June 30, 2030, at the latest. Shorter deadlines may apply depending on the regulatory framework on the basis of which the CE mark is affixed and the classification of the medical devices. In addition, CE marks may cease to have affect before the deadlines established in the amended UK MDR – if CE Certificates of Conformity expire, or if related application of EU law renders the CE Certificates of Conformity invalid at an earlier date. Accordingly, IVDs CE marked in accordance with the IVDD can be placed on the Great Britain market until May 26, 2025 if they are list A, list B, or self-testing IVDs or until June 30, 2030 if they are General IVDs which were self-assessed under the IVDD, for which the EU Declaration of Conformity was issued in accordance with the IVDD prior to May 26, 2022, and for which the conformity assessment under Regulation 217/746 on IVDs (IVDR) will require the involvement of a notified body. IVDs CE marked in accordance with the IVDR can be placed on the Great Britain market until June 30, 2030.

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

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.*

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We currently do not report our environmental emissions and absent a legal requirement to do so we currently do not plan to report our environmental emissions, and lack of reporting could result in certain investors declining to invest in our common stock. As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. For example, California recently enacted Assembly Bill 1305 (“AB 1305”). AB 1305, which became effective on January 1, 2024, creates new annual disclosure requirements regarding substantiation of certain climate-related statements, and, if we report climate related statements in the future, could increase our compliance and reporting costs. Additionally, the SEC recently adopted rules designed to enhance and standardize climate-related disclosures, which have been stayed pending judicial review. If these rules or other climate-related disclosures rules become effective, they may significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our stock price. In the event that we communicate certain initiatives or goals regarding ESG matters in the future, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of certain investors and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects may be adversely affected.

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

We are involved in legal proceedings to enforce our intellectual property rights and may in the future become involved in other lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming, and unsuccessful.*

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, others may infringe our patents or the patents of our licensing partners. For example, we have filed complaints in the U.S. District Court for the District of Colorado against Foresight for patent infringement (see Note 11 to our unaudited condensed consolidated financial statements). Further, Foresight has filed inter partes review petitions with the USPTO in an effort to invalidate five of the seven patents that we are asserting against Foresight, and has alleged that it will file additional inter partes review petitions with the USPTO in an effort to invalidate the two other patents that we are asserting against Foresight. The USPTO has issued decisions granting inter partes reviews of four of the patents we are asserting against Foresight; the USPTO has yet to issue a decision regarding whether it will institute an inter partes review of the fifth patent. In addition, our patents or the patents of our licensors may become involved in inventorship, priority, or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our asserted patent covering our services or product is invalid or unenforceable, and the court may agree that our asserted patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our services or product or the services or products of our competitors. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. An adverse result in any litigation or other proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Such a loss of patent protection could have a material adverse impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Future sales of shares by existing stockholders, or the perception that such sales could occur, could cause our stock price to decline.*

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of March 31, 2024, we had 51,394,199 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of March 31, 2024 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, certain holders of shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There are no disclosures required by this Item 5, including those relating to “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	6/24/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38943	3.1	10/31/2022
10.1#*	Amended and Restated Non-Employee Director Compensation Policy, dated February 27, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

# Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2024	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)