Form 10-Q
period 2024-06-30
Personalis, Inc.
filed 2024-08-07
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of registrant’s Common Stock outstanding as of August 1, 2024 was 53,074,698.

PERSONALIS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2024

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
•
our ability to benefit from the scaling of our infrastructure and facility in Fremont;
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
•
our future business with the U.S. Department of Veterans Affairs' Million Veteran Program ("VA MVP"), Natera, Inc., Moderna, Inc., and other collaboration partners and customers; and
•
our ability to maintain proper and effective internal controls.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$47,747	$56,984
Short-term investments	39,225	57,195
Accounts receivable, net	12,921	17,730
Inventory and other deferred costs	9,164	10,474
Prepaid expenses and other current assets	4,046	4,361
Total current assets	113,103	146,744
Property and equipment, net	52,662	57,366
Operating lease right-of-use assets	17,166	17,852
Other long-term assets	2,571	3,137
Total assets	$185,502	$225,099
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,936	$14,920
Accrued and other current liabilities	19,248	23,941
Contract liabilities	4,174	3,288
Short-term warrant liability	775	5,085
Total current liabilities	34,133	47,234
Long-term operating lease liabilities	36,524	38,321
Long-term warrant liability	1,513	4,942
Other long-term liabilities	1,060	5,161
Total liabilities	73,230	95,658
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 53,052,847 and 50,480,694 shares issued and outstanding, respectively	5	5
Additional paid-in capital	606,863	598,364
Accumulated other comprehensive loss	(120)	(222)
Accumulated deficit	(494,476)	(468,706)
Total stockholders’ equity	112,272	129,441
Total liabilities and stockholders’ equity	$185,502	$225,099

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$22,580	$16,699	$42,105	$35,559
Costs and expenses
Cost of revenue	14,543	11,907	28,575	26,037
Research and development	12,957	17,852	25,728	34,425
Selling, general and administrative	11,973	12,134	23,575	26,231
Restructuring and other charges	—	152	—	4,037
Total costs and expenses	39,473	42,045	77,878	90,730
Loss from operations	(16,893)	(25,346)	(35,773)	(55,171)
Interest income	1,136	1,465	2,495	2,718
Interest expense	(9)	(39)	(18)	(86)
Other income (expense), net	2,968	1	7,537	(25)
Loss before income taxes	(12,798)	(23,919)	(25,759)	(52,564)
Provision for income taxes	4	36	11	50
Net loss	$(12,802)	$(23,955)	$(25,770)	$(52,614)
Net loss per share, basic and diluted	$(0.24)	$(0.50)	$(0.50)	$(1.11)
Weighted-average shares outstanding, basic and diluted	52,394,678	47,669,513	51,536,632	47,204,891

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(12,802)	$(23,955)	$(25,770)	$(52,614)
Other comprehensive income (loss), net of tax
Changes in foreign currency translation adjustments:
Change during period	2	(37)	(27)	(9)
Reclassification of adjustments to net loss due to dissolution of Personalis (Shanghai) Ltd	—	—	199	—
Net changes in foreign currency translation adjustments	2	(37)	172	(9)
Change in unrealized gain (loss) on available-for-sale debt securities	3	179	(70)	608
Comprehensive loss	$(12,797)	$(23,813)	$(25,668)	$(52,015)

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the Three Months Ended June 30, 2024 and 2023

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—March 31, 2024	51,394,199	$5	$602,488	$(125)	$(481,674)	$120,694
Proceeds from sales of common stock under ATM facility, net of commissions	1,020,143	—	1,405	—	—	1,405
Proceeds from ESPP	391,415	—	317	—	—	317
Restricted stock units vested	247,090	—	—	—	—	—
Stock-based compensation	—	—	2,653	—	—	2,653
Foreign currency translation adjustment	—	—	—	2	—	2
Unrealized gain on available-for-sale debt securities	—	—	—	3	—	3
Net loss	—	—	—	—	(12,802)	(12,802)
Balance—June 30, 2024	53,052,847	$5	$606,863	$(120)	$(494,476)	$112,272

Balance—March 31, 2023	46,774,490	$5	$583,151	$(455)	$(389,069)	$193,632
Proceeds from sales of common stock under ATM facility, net of commissions	900,000	—	1,873	—	—	1,873
Proceeds from exercise of stock options	8	—	—	—	—	—
Proceeds from ESPP	468,643	—	909	—	—	909
Restricted stock units vested	363,960	—	—	—	—	—
Stock-based compensation	—	—	3,485	—	—	3,485
Foreign currency translation adjustment	—	—	—	(37)	—	(37)
Unrealized gain on available-for-sale debt securities	—	—	—	179	—	179
Net loss	—	—	—	—	(23,955)	(23,955)
Balance—June 30, 2023	48,507,101	$5	$589,418	$(313)	$(413,024)	$176,086

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the Six Months Ended June 30, 2024 and 2023

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2023	50,480,694	$5	$598,364	$(222)	$(468,706)	$129,441
Proceeds from sales of common stock under ATM facility, net of commissions	1,900,143	—	2,842	—	—	2,842
Proceeds from ESPP	391,415	—	317	—	—	317
Restricted stock units vested	280,595	—	—	—	—	—
Stock-based compensation	—	—	5,340	—	—	5,340
Foreign currency translation adjustment	—	—	—	172	—	172
Unrealized loss on available-for-sale debt securities	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(25,770)	(25,770)
Balance—June 30, 2024	53,052,847	$5	$606,863	$(120)	$(494,476)	$112,272

Balance—December 31, 2022	46,707,084	$5	$579,456	$(912)	$(360,410)	$218,139
Proceeds from sales of common stock under ATM facility, net of commissions	900,000	—	1,873	—	—	1,873
Proceeds from exercise of stock options	8	—	—	—	—	—
Proceeds from ESPP	468,643	—	909	—	—	909
Restricted stock units vested	431,366	—	—	—	—	—
Stock-based compensation	—	—	7,180	—	—	7,180
Foreign currency translation adjustment	—	—	—	(9)	—	(9)
Unrealized gain on available-for-sale debt securities	—	—	—	608	—	608
Net loss	—	—	—	—	(52,614)	(52,614)
Balance—June 30, 2023	48,507,101	$5	$589,418	$(313)	$(413,024)	$176,086

See notes to condensed consolidated financial statements.

PERSONALIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(25,770)	$(52,614)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,340	7,180
Depreciation and amortization	5,640	5,630
Noncash operating lease cost	686	1,120
Noncash gain related to liability classified Tempus Warrants	(7,739)	—
Amortization of premium (discount) on short-term investments	(1,264)	(740)
Noncash restructuring and other charges	—	476
Other	8	234
Changes in operating assets and liabilities
Accounts receivable	4,809	6,510
Inventory and other deferred costs	1,271	295
Prepaid expenses and other assets	879	1,538
Accounts payable	(5,101)	(1,353)
Accrued and other current liabilities	(5,513)	(2,357)
Contract liabilities	(2,701)	5,703
Operating lease liabilities	(1,701)	2,219
Net cash used in operating activities	(31,156)	(26,159)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(37,836)	(23,894)
Proceeds from maturities of available-for-sale debt securities	57,000	63,755
Purchases of property and equipment	(110)	(6,519)
Proceeds from sales of property and equipment	240	—
Net cash provided by investing activities	19,294	33,342
Cash flows from financing activities:
Proceeds from sales of common stock under ATM facility, net of commissions	2,842	1,873
Repayments of loans	(514)	(1,857)
Proceeds from exercise of equity awards	317	909
Net cash provided by financing activities	2,645	925
Effect of exchange rates on cash, cash equivalents and restricted cash	(20)	(41)
Net change in cash, cash equivalents and restricted cash	(9,237)	8,067
Cash, cash equivalents and restricted cash, beginning of period	58,774	90,918
Cash, cash equivalents and restricted cash, end of period	$49,537	$98,985

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$47,747	$97,195
Restricted cash, included in other long-term assets	1,790	1,790
Total cash, cash equivalents and restricted cash	$49,537	$98,985

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

The condensed consolidated financial statements include the accounts of Personalis, Inc. and its wholly owned subsidiaries, Personalis (UK) Ltd. and Personalis (Shanghai) Ltd (the latter entity until its dissolution during the first quarter of 2024). All intercompany balances and transactions have been eliminated in consolidation. Upon dissolution of Personalis (Shanghai) Ltd during the first quarter of 2024, an accumulated foreign currency translation adjustment of $0.2 million was reclassified from accumulated other comprehensive loss to net loss within Other income (expense), net.

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

At-the-Market Equity Offerings

In December 2021, the Company entered into an At-the-Market ("ATM") Sales Agreement with BTIG, LLC (“BTIG”), as amended in December 2023 (the "Sales Agreement"), under which it may offer and sell its common stock from time to time through BTIG as its sales agent. BTIG will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay BTIG a commission of up to 3% of the gross sales proceeds of any common stock sold under the Sales Agreement. The Company is not obligated to make any sales of common stock under the Sales Agreement.

During the three months ended June 30, 2024, the Company issued and sold 1,020,143 shares of its common stock under the Sales Agreement at a weighted-average price of $1.40 per share and received $1.4 million in proceeds, net of commissions. During the six months ended June 30, 2024, the Company issued and sold 1,900,143 shares of its common stock under the Sales Agreement at a weighted-average price of $1.53 per share and received $2.8 million in proceeds, net of commissions.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. Historically, the Company has not experienced significant credit losses from accounts receivable. Multiple customers have provided more than 10% of total revenue in the periods presented, or accounted for more than 10% of accounts receivable at each respective balance sheet date, as follows:

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2024	December 31, 2023
	2024	2023	2024	2023
Natera, Inc.	35%	44%	38%	47%	42%	36%
Moderna, Inc.	26%	*	25%	*	*	*
VA MVP	*	18%	*	17%	*	*
Merck & Co., Inc.	*	10%	*	*	23%	*
* Less than 10% of revenue or accounts receivable

Significant Accounting Policies

As of June 30, 2024, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies” in its consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table presents the Company’s revenue disaggregated by customer type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pharma tests and services	$13,197	$6,083	$23,009	$12,416
Enterprise sales	7,958	7,386	15,930	16,844
Population sequencing	1,280	3,000	2,780	6,005
Other	145	230	386	294
Total revenue	$22,580	$16,699	$42,105	$35,559

Revenue from countries outside of the United States, based on the billing addresses of customers, represented 5% and 6% of the Company’s revenue for the three months ended June 30, 2024 and 2023, respectively, and 5% and 10% for the six months ended June 30, 2024 and 2023, respectively.

Contract Assets and Liabilities

The opening and closing balances of receivables and contract liabilities from contracts with customers are shown below (in thousands). Contract assets were immaterial for all periods presented.

	June 30, 2024	December 31, 2023
Opening balances:
Accounts receivable, net	$17,730	$16,642

Short-term contract liabilities	$3,288	$1,264
Long-term contract liabilities (included in other long-term liabilities)	3,928	—
Total contract liabilities	7,216	1,264

Closing balances:
Accounts receivable, net	$12,921	$17,730

Short-term contract liabilities	$4,174	$3,288
Long-term contract liabilities (included in other long-term liabilities)	341	3,928
Total contract liabilities	4,515	7,216

Amounts collected in advance of services being provided are deferred as contract liabilities in the condensed consolidated balance sheets. The associated revenue is recognized, and the contract liability is reduced, as the services are subsequently performed. As of June 30, 2024, amounts related to unfulfilled services under contracts with an original expected duration of more than one year was $3.1 million. The Company expects to recognize approximately $2.8 million of this amount in the next 12 months, and the remaining $0.3 million in the 12 months after that. Revenue recognized that was included in the contract liability balance at the beginning of each reporting period was $1.3 million and $2.9 million for the three and six months ended June 30, 2024, and was immaterial for the three months and six months ended June 30, 2023.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$4,694	$5,661
Other deferred costs	4,470	4,813
Total inventory and other deferred costs	$9,164	$10,474

Property and equipment. Depreciation and amortization expense for the three months ended June 30, 2024 and 2023 was $2.8 million, and for the six months ended June 30, 2024 and 2023 was $5.6 million. Accumulated depreciation and amortization was $41.6 million and $37.7 million as of June 30, 2024 and December 31, 2023, respectively.

Restricted cash. The Company’s restricted cash is pledged as collateral for a standby letter of credit related to a property lease. The balance of restricted cash was $1.8 million as of June 30, 2024 and December 31, 2023, and is included in other long-term assets.

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$6,314	$12,816
Operating lease liabilities	7,858	7,761
Loans—current portion (Note 6)	1,561	1,646
Accrued liabilities	2,406	858
Market Development Fees received from Tempus (Note 8)	800	—
Employee ESPP contributions	241	311
Accrued taxes	38	37
Customer deposits	30	512
Total accrued and other current liabilities	$19,248	$23,941

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$1,082	$—	$—	$1,082
Money market funds	11,007	—	—	11,007	Level 1
Commercial paper	32,990	—	(17)	32,973	Level 2
U.S. government securities	2,685	—	—	2,685	Level 2
Total cash and cash equivalents	47,764	—	(17)	47,747
Short-term investments:
U.S. government securities	39,291	—	(66)	39,225	Level 2
Total short-term investments	39,291	—	(66)	39,225
Total assets measured at fair value	$87,055	$—	$(83)	$86,972

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$3,649	$—	$—	$3,649
Money market funds	14,968	—	—	14,968	Level 1
Commercial paper	34,416	—	(18)	34,398	Level 2
U.S. agency securities	1,985	1	—	1,986	Level 2
U.S. government securities	1,983	—	—	1,983	Level 2
Total cash and cash equivalents	57,001	1	(18)	56,984
Short-term investments:
Commercial paper	495	—	—	495	Level 2
U.S. agency securities	1,976	—	—	1,976	Level 2
U.S. government securities	54,720	7	(3)	54,724	Level 2
Total short-term investments	57,191	7	(3)	57,195
Total assets measured at fair value	$114,192	$8	$(21)	$114,179

Marketable debt securities at June 30, 2024 have maturities due in less than 12 months. No security has been in a continuous unrealized loss position for more than 12 months and the Company does not consider any of its marketable debt securities to be impaired.

Tempus Warrants

The Black-Scholes option-pricing model was used to estimate fair value of the warrants issued to Tempus AI, Inc. ("Tempus") at the date of issuance, November 28, 2023, and at each subsequent balance sheet date. Assumptions used are listed below, which are Level 3 fair value inputs. Expected term is equal to the remaining contractual periods of each of the two warrants. Expected volatility was based on the Company's actual historical volatility over the expected terms of the warrants. The risk-free interest rate was based on the U.S. Treasury yield curve over the expected terms of the warrants. Refer to Note 8 for further information about the warrants issued to Tempus.

	As of June 30, 2024	As of March 31, 2024	As of December 31, 2023
Expected term (in years)	0.50 - 1.50	0.75 - 1.75	1.00 - 2.00
Volatility	79.67 - 99.80%	103.91 - 106.32%	102.55 - 108.46%
Risk-free interest rate	4.90 - 5.33%	4.70 - 5.21%	4.23 - 4.79%
Dividend yield	–%	–%	–%
Total fair value of Tempus Warrants (in thousands)	$2,288	$5,262	$10,027

The following table sets forth a summary of the changes in fair value of the Tempus Warrants, which are classified as Level 3 financial instruments (in thousands):

Warrant Liabilities	Three months ended June 30, 2024	Six months ended June 30, 2024
Beginning balance	$5,262	$10,027
Change in fair value—recognized as gain within Other income (expense), net in the consolidated statements of operations	(2,974)	(7,739)
Ending balance	$2,288	$2,288

Note 6. Loans

Amounts outstanding under loans are as follows (in thousands):

	June 30, 2024	December 31, 2023
Principal	$2,286	$2,904
Less: unamortized discount	(5)	(24)
Total carrying amount	2,281	2,880
Less: current portion (included in accrued and other current liabilities)	(1,561)	(1,646)
Long-term portion (included in other long-term liabilities)	$720	$1,234

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

Repayments are presented as financing cash outflows. Interest expense was less than $0.1 million for each of the periods presented.

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

As of June 30, 2024, operating leases had a weighted-average remaining lease term of 10.1 years and a weighted-average discount rate of 10.5%. Discount rates are based on estimates of the Company's incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of June 30, 2024 were as follows (in thousands):

Amount
2024 (remaining six months)	$4,087
2025	8,057
2026	7,230
2027	7,189
2028	5,215
2029 and thereafter	42,798
Total future minimum lease payments	74,576
Less: imputed interest	(30,194)
Present value of future minimum lease payments	44,382
Less: current portion of operating lease liability	(7,858)
Long-term operating lease liabilities	$36,524

Cash paid for operating lease liabilities, included in cash flows from operating activities in the condensed consolidated statements of cash flows, for the six months ended June 30, 2024 and 2023, was $4.0 million and $2.2 million, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the six months ended June 30, 2024 and 2023 were zero and $1.3 million, respectively.

Components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease cost
Operating lease cost	$1,511	$1,843	$3,032	$3,592
Short-term lease cost	8	25	195	124
Variable lease cost	666	390	1,026	883
Total lease cost	$2,185	$2,258	$4,253	$4,599

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

In consideration of the Company performing development activities, Tempus will pay the Company fees of up to $12 million (the "Market Development Fees"), consisting of an activation fee of $3 million, a first milestone fee of $3 million (upon achievement of a specified clinical validation), and a second milestone fee payable in six quarterly installments totaling $6 million (subject to achieving two additional clinical validations). The Company has achieved all three clinical validations such that both milestones have been met.

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

The Tempus Agreement also grants Tempus access to, and the right to use, initial and longitudinal genomic data derived from performance of the tests. If Tempus licenses such data to a third party and Tempus recognizes revenue from such license, Tempus will pay the Company a percentage of its gross revenues attributable to such license that is in the range of 10 to 20 percent. Such revenue share shall be payable during the term of the Tempus Agreement and for 10 years thereafter.

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

Impact of Tempus Agreement on the Financial Statements

The Company had achieved the first clinical validation milestone at the time of entering the Tempus Agreement and was therefore entitled to Market Development Fees of $6 million, consisting of the first milestone fee of $3 million and the activation fee of $3 million. These proceeds of $6 million were received in 2023 and allocated to the Tempus Warrants.

The remainder of Market Development Fees—$6 million, payable in six quarterly installments—are recorded as a liability when received and offset against promotional fees as they are paid by the Company to Tempus. Such promotional fees are included in selling, general and administrative expenses in the consolidated statements of operations and were immaterial for the periods presented. As of June 30, 2024, $1 million of the aforementioned $6 million Market Development Fees have been received.

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

Because the number of shares issuable upon settlement are subject to adjustment if Tempus acquires Non-Warrant Shares, the Tempus Warrants are classified as liability instruments and are subject to remeasurement at each balance sheet date, with changes in fair value recognized as Other Income (Expense) in the condensed consolidated statements of operations. Fair values of the warrants are estimated using the Black-Scholes option-pricing model. See Note 5 Fair Value Measurements for discussion of inputs used in the measurements of the Tempus Warrants and the resulting gains recognized in the consolidated statements of operations.

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

In December 2023, the Company initiated a second reduction in workforce to further reduce operating costs and improve operating efficiency. The workforce reduction affected approximately 60 employees and was completed during the first quarter of 2024. The Company recognized $4.0 million in one-time employee termination benefits in the fourth quarter of 2023 in connection with the reduction in workforce, comprising separation pay and healthcare benefits payable in cash. Substantially all of such termination benefits were paid by the end of the first quarter of 2024. The Company does not expect to incur any material additional costs in connection with the reductions in workforce.

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

Note 10. Stock-Based Compensation

Shares of common stock reserved for issuance under the Company’s equity incentive plans were as follows:

June 30, 2024
Outstanding stock awards	9,155,525
Reserved for future award grants	5,386,630
Reserved for future ESPP	192,341
Total common stock reserved for stock awards	14,734,496

Service-Based Stock Option Activity

A summary of the Company’s service-based stock option activity (excluding performance-based stock option activity, which is presented separately below) for the six months ended June 30, 2024 is as follows:

	Outstanding Service-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2023	5,805,586	$7.40	6.90	$64
Options granted	2,924,500	1.56
Options exercised	—	—
Options forfeited or expired	(617,967)	10.36
Balance—June 30, 2024	8,112,119	$5.07	8.01	$6
Options vested and exercisable as of June 30, 2024	3,663,128	$8.19	6.49	$—

The weighted-average grant date fair value of options granted was $0.92 and $1.51 per share for the three months ended June 30, 2024 and 2023, and $1.05 and $1.84 per share for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the unrecognized stock-based compensation cost of unvested options was $6.7 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Valuation of Service-Based Stock Options

The Company estimated the fair value of service-based stock options using the Black-Scholes option-pricing model. Fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service periods of the awards. Fair value of stock options was estimated using the following range of assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (in years)	5.50 - 6.08	5.50 - 6.02	5.50 - 6.08	5.50 - 6.02
Volatility	72.61 - 73.12%	78.47 - 79.31%	72.61 - 80.28%	78.47 - 79.31%
Risk-free interest rate	4.35 - 4.65%	3.47 - 3.98%	3.88 - 4.65%	3.47 - 3.98%
Dividend yield	–%	–%	–%	–%

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

A summary of the Company's performance-based stock option activity for the six months ended June 30, 2024 is as follows:

	Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2023	—	$—	—	$—
Options granted	271,500	1.61
Balance—June 30, 2024	271,500	$1.61	9.71	$—
Options vested and exercisable as of June 30, 2024	—

Restricted Stock Units ("RSU") Activity and Valuation

A summary of the Company’s RSU activity for the six months ended June 30, 2024 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2023	1,253,826	$8.99	$2,633
RSUs granted	—	—
RSUs vested	(280,595)	12.48	394
RSUs forfeited	(201,325)	10.25
Balance—June 30, 2024	771,906	$7.39	$903

As of June 30, 2024, the unrecognized stock-based compensation cost of unvested RSUs was $4.7 million, which is expected to be recognized over a weighted-average period of 1.6 years.

ESPP Activity and Valuation

During the three and six months ended June 30, 2024 and 2023, 395,552 and 468,643 shares of common stock were purchased under the Employee Stock Purchase Plan ("ESPP"). The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Three and Six Months Ended June 30,
	2024	2023
Expected term (in years)	0.50	0.50
Volatility	61.35%	84.88%
Risk-free interest rate	5.43%	5.14%
Dividend yield	–%	–%
Grant-date fair value per share	$0.51	$0.91

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service-based stock options	$1,237	$1,505	$2,452	$2,848
Performance-based stock options	35	—	41	—
RSUs	1,324	1,757	2,732	3,880
ESPP	57	223	115	452
Total stock-based compensation expense	$2,653	$3,485	$5,340	$7,180

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$153	$436	$307	$926
Research and development	1,046	1,241	1,993	2,486
Selling, general and administrative	1,454	1,808	3,040	3,768
Total stock-based compensation expense	$2,653	$3,485	$5,340	$7,180

Note 11. Contingencies

In June 2024, the Company and Foresight Diagnostics Inc. ("Foresight") entered into a Settlement and License Agreement (the "S&L Agreement") to settle litigation related to alleged patent infringement by Foresight. The Company filed complaints against Foresight—one in August 2022 and a second in June 2023—for infringement of certain of the Company's patents relating to detection of MRD. Foresight filed counterclaims and alleged that its solid tumor recurrence test does not infringe the Company's patents and invalidated two of the Company's patents, and sought to invalidate certain of the Company's other patents, through inter partes review proceedings with the U.S. Patent Trial and Appeal Board ("PTAB"). Pursuant to the S&L Agreement, Foresight and the Company agreed to dismiss the pending claims of infringement and related defenses and counterclaims, and to end the remaining inter partes review proceedings.

Under the S&L Agreement, the Company granted Foresight a non-exclusive, worldwide license under certain patents of the Company to develop, manufacture, commercialize and otherwise exploit products and services that use whole genome sequencing and a variable content minimal/molecular residual disease panel that utilizes phased variants in consideration for which Foresight agreed to pay the Company a low single-digit tiered royalty on sales of products and services covered by patents licensed by the Company, subject to customary reductions. The license is perpetual and irrevocable, except in certain limited circumstances, which apply on a patent-by-patent basis. Upon the occurrence of certain specified change of control events with respect to Foresight, the highest percentage of the royalty tiers is subject to a low single-digit increase and Foresight will pay a one-time fee in the low single-digit millions. The term of the S&L Agreement runs through expiration of the patents licensed by the Company to Foresight.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(12,802)	$(23,955)	$(25,770)	$(52,614)
Weighted-average common shares outstanding—basic and diluted	52,394,678	47,669,513	51,536,632	47,204,891
Net loss per common share—basic and diluted	$(0.24)	$(0.50)	$(0.50)	$(1.11)

The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Tempus Warrants	9,218,800	—	9,218,800	—
Options to purchase common stock	8,383,619	7,748,908	8,383,619	7,748,908
Unvested RSUs	771,906	1,729,788	771,906	1,729,788
ESPP	192,341	427,009	192,341	427,009
Total	18,566,666	9,905,705	18,566,666	9,905,705

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

Today, our products are routinely used by many of the largest oncology-focused pharmaceutical companies for analysis of patient samples in their clinical trials and drug development programs. Our advanced genomic sequencing and analytics also support the development of personalized cancer vaccines and other next-generation cancer immunotherapies. For example, we are providing genomic testing to Moderna, Inc. ("Moderna") in its ongoing clinical trials evaluating a personalized cancer vaccine. In addition, we partner with diagnostics companies by providing our advanced tumor profiling and analysis capabilities as an input to their products. More recently, we launched new diagnostic offerings for the clinical setting and, in November 2023, entered into an agreement with Tempus AI, Inc. ("Tempus") to commercialize NeXT Personal Dx in the clinical diagnostics market. We have also pursued non-cancer related business opportunities, specifically within the population sequencing market, by providing whole genome sequencing ("WGS") services under contract with the U.S. Department of Veterans Affairs Million Veteran Program ("VA MVP").

We are working with a growing number of leading cancer centers and world-class academic research institutions to build and publish the clinical evidence-base to support our products and our key indications, as well as to obtain reimbursement coverage from Medicare and other payors. Because of the ultra-high analytical sensitivity of our technology, we are primarily focusing on three indications: breast cancer, lung cancer, and immunotherapy (IO) monitoring. We have collaborations with Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); The Royal Marsden; the Vall d'Hebron Institute of Oncology (VHIO); Duke University; Vanderbilt University and Johns Hopkins University (the PREDICT study); the Dana-Farber Cancer Institute; University Medical Center Hamburg-Eppendorf (also known as UKE); and Criterium and the Academic Breast Cancer Consortium that will focus on building the evidence-base for our technology and these indications. If the key opinion leaders ("KOLs") we are collaborating with have a positive experience using our products, we are optimistic this will support broader use of our products by other KOLs, as well as clinicians in the future.

Our work in oncology is underpinned by our experience and capacity for next-generation sequencing at scale. We have the capacity to sequence and analyze over 350 trillion bases of DNA per week in our facility. We believe that our capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases. To date, we have sequenced more than 445,000 human samples, of which more than 180,000 were whole human genomes.

Second Quarter 2024 Highlights

Total revenue increased 35%, or $5.9 million, during the second quarter of 2024 compared to the second quarter of 2023, driven by higher revenue from pharma tests. Revenue from pharma tests was $13.2 million in the second quarter of 2024 compared to $6.1 million in the second quarter of 2023, an increase of 117%. This increase was partially offset by lower revenue from population sequencing, which declined $1.7 million, or 57%.

Key business accomplishments and financial updates in the second quarter of 2024 include:

•
Multiple clinical data results demonstrating the clinical performance of NeXT Personal were presented at the American College of Clinical Oncology meeting in Chicago in May. Key presentations include:
o
Compelling early-stage breast cancer detection results presented by Dr. Isaac Garcia-Murillas and team (Institute of Cancer Research, London) and Prof. Nicolas Turner and team (Royal Marsden NHS Foundation Trust UK). In this study, they found:
▪
NeXT Personal enabled earlier detection of recurrence, with a ~15-month lead time over imaging.
▪
100% of patients that recurred were detected with NeXT Personal and 100% of patients that were ctDNA negative on longitudinal testing were cancer-free.

o
A presentation by Dr. Rodrigo Toledo of the Vall d’Hebron Institute of Oncology (VHIO) highlighted the importance of NeXT Personal’s use for immunotherapy monitoring. This data showed:
▪
Baseline levels and the changes in levels of ctDNA detected by NeXT Personal predict therapy response and clinical outcomes for late-stage cancer patients receiving immunotherapy.
▪
NeXT Personal had an average lead time for detecting cancer progression of 81 days over imaging.
•
Announced commencement of NeXT Personal Dx commercialization efforts with Tempus.
•
Executed a cross-license agreement with Myriad Genetics, Inc. covering patent estates for tumor-informed approaches to detect minimal residual disease (MRD) (Announced in July 2024).
•
Entered into an agreement with Foresight Diagnostics Inc. to settle and dismiss pending claims of intellectual property infringement by licensing our patents. Foresight agreed to pay a low single-digit tiered royalty on sales covered by the patents.

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

Costs and Expenses

Cost of Revenue

Cost of revenue consists of raw materials costs, personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits), laboratory supplies and consumables, depreciation and maintenance on equipment, and allocated facilities and information technology (“IT”) costs. We expect variability in our gross margins over the medium-term due to fluctuations in customer mix and volume, investments in newer sequencing platforms and new capabilities such as automation of laboratory workflows, processing of diagnostic tests for the clinical market while we work to secure reimbursement, and costs related to our Fremont facility. Over the long-term, we anticipate higher gross margins as growing revenue leads to economies of scale.

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

Other Income (Expense), Net

In connection with our November 2023 agreement with Tempus, we issued two warrants to Tempus to purchase, in the aggregate, up to 9,218,800 shares of our common stock (the “Tempus Warrants”). Other income (expense), net consists primarily of a noncash gain related to the remeasurement of the Tempus Warrants. Other income (expense), net also includes foreign currency exchange gains and losses.

Results of Operations

The following sets forth, for the periods presented, our unaudited condensed consolidated statements of operations and selected financial data (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$22,580	$16,699	$42,105	$35,559
Costs and expenses
Cost of revenue	14,543	11,907	28,575	26,037
Research and development	12,957	17,852	25,728	34,425
Selling, general and administrative	11,973	12,134	23,575	26,231
Restructuring and other charges	—	152	—	4,037
Total costs and expenses	39,473	42,045	77,878	90,730
Loss from operations	(16,893)	(25,346)	(35,773)	(55,171)
Interest income	1,136	1,465	2,495	2,718
Interest expense	(9)	(39)	(18)	(86)
Other income (expense), net	2,968	1	7,537	(25)
Loss before income taxes	(12,798)	(23,919)	(25,759)	(52,564)
Provision for income taxes	4	36	11	50
Net loss	$(12,802)	$(23,955)	$(25,770)	$(52,614)
Net loss per share, basic and diluted	$(0.24)	$(0.50)	$(0.50)	$(1.11)
Weighted-average shares outstanding, basic and diluted	52,394,678	47,669,513	51,536,632	47,204,891

	June 30, 2024	December 31, 2023
Cash and cash equivalents, and short-term investments	$86,972	$114,179
Working capital	78,970	99,510
Total assets	185,502	225,099
Total debt	2,281	2,880
Long-term obligations	39,097	48,424
Total liabilities	73,230	95,658
Total stockholders' equity	112,272	129,441

Revenue

The following table shows revenue by customer type (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023		2024	2023
Pharma tests and services	$13,197	$6,083	117%	$23,009	$12,416	85%
Enterprise sales	7,958	7,386	8%	15,930	16,844	(5%)
Population sequencing	1,280	3,000	(57%)	2,780	6,005	(54%)
Other	145	230	(37%)	386	294	31%
Total revenue	$22,580	$16,699	35%	$42,105	$35,559	18%

The following table shows customers that made up at least 10% of total revenue in each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Natera, Inc.	35%	44%	38%	47%
Moderna, Inc.	26%	*	25%	*
VA MVP	*	18%	*	17%
Merck & Co., Inc.	*	10%	*	*
* Less than 10% of revenue

Pharma tests and services

Revenue from pharma tests and services increased 117%, or $7.1 million, in the second quarter of 2024, and increased 85%, or $10.6 million, in the first half of 2024. The primary driver was increases in revenue from one of our personalized cancer therapy customers that ramped up clinical trial patient enrollments. Revenue from this customer increased $4.9 million in the second quarter of 2024 and $9.3 million in the first half of 2024. The remainder of revenue increases came from a small number of our largest pharmaceutical customers.

Enterprise sales

Revenue from enterprise sales increased 8%, or $0.6 million, in the second quarter of 2024 due to an increase in the number of samples we processed for Natera. The number of samples we processed increased by over 50%, but such increase was partially offset by lower selling prices.

Revenue from enterprise sales decreased 5%, or $0.9 million, in the first half of 2024 due to lower selling prices. The number of samples we processed for Natera increased by over 35%, but such increase was offset by lower selling prices.

We launched a reduced-cost version of our exome product offering for Natera near the end of the first quarter of 2024 to support their requirement for an overall reduction in cost. Our total revenue from Natera in 2024 is expected to decline from comparable periods in 2023 due to their use of the reduced-cost version of our exome product offering. Our agreement with Natera includes minimum volume commitments through the end of 2024. We do not expect our commercial relationship with Natera to extend beyond 2024.

Population sequencing

Population sequencing revenue is made up entirely of sales to the VA MVP. The decreases in revenue of 57%, or $1.7 million, in the second quarter of 2024, and 54%, or $3.2 million, in the first half of 2024, were primarily due to a decrease in the number of samples we tested, with a slight drop in selling prices accounting for the remainder of the decreases.

Revenue recognized each period is also impacted by timing of our fulfillment of samples under each annual task order. Our annual task orders received in 2023, 2022, and 2021 were $7.5 million, $10.0 million, and $9.7 million, respectively. Our contract with the VA MVP does not include specific testing turnaround times. Therefore, we have the ability to modulate the volume of samples processed from the VA MVP up or down to complement sample volumes from other customers, which can vary from period to period. As of June 30, 2024, our remaining unfulfilled task orders amounted to $4.7 million, which we expect to recognize as revenue over the next two quarters.

Other revenue

Other revenue decreased 37%, or $0.1 million, in the second quarter of 2024, due to non-recurring projects with universities and non-profits. Other revenue increased 31%, or $0.1 million, in the first half of 2024, driven by sales of our NeXT Dx diagnostic test.

Costs and Expenses

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023		2024	2023
	(in thousands)			(in thousands)
Cost of revenue	$14,543	$11,907	22%	$28,575	$26,037	10%
Research and development	12,957	17,852	(27%)	25,728	34,425	(25%)
Selling, general and administrative	11,973	12,134	(1%)	23,575	26,231	(10%)
Restructuring and other charges	—	152	(100%)	—	4,037	(100%)
Total costs and expenses	$39,473	$42,045	(6%)	$77,878	$90,730	(14%)

Cost of revenue

Cost of revenue increased 22%, or $2.6 million, in the second quarter of 2024, and increased 10%, or $2.5 million, in the first half of 2024, due to higher revenue levels. The corresponding revenue increases were 35% and 18%, respectively. Cost of revenue increased at a lesser rate as compared to the corresponding revenue increases primarily because of lower labor costs resulting from workforce reductions and operational efficiencies.

Specific components of the increase in the second quarter of 2024 were a $2.1 million increase in direct material costs to support higher revenue levels, a $1.0 million increase in allocated facilities and equipment costs (mainly due to moving our laboratory from our prior Menlo Park facility to our Fremont facility), and a $0.3 million increase in laboratory supplies and consumables due to increased test volumes; partially offset by a $0.6 million decrease in labor costs and a $0.2 million decrease in shared laboratory costs due to greater usage of our laboratory capacity for R&D activities.

Specific components of the increase in the first half of 2024 were a $3.1 million increase in direct material costs to support higher revenue levels, a $2.0 million increase in allocated facilities and equipment costs (mainly due to moving our laboratory from our prior Menlo Park facility to our Fremont facility), and a $0.3 million increase in laboratory supplies and consumables due to increased test volumes; partially offset by a $1.5 million decrease in labor costs, a $1.3 million decrease in shared laboratory costs due to greater usage of our laboratory capacity for R&D projects, and a $0.1 million decrease in outside services.

Research and development

The decreases in research and development expenses of 27%, or $4.9 million, in the second quarter of 2024, and 25%, or $8.7 million, in the first half of 2024 were primarily due to cost savings from our workforce reductions in 2023.

Specific components of the decrease in the second quarter of 2024 were a $1.9 million decrease in allocated facilities costs (primarily due to a reduction in R&D usage of our facilities relative to other functions, as well as lower facilities costs in general), a $1.7 million decrease in personnel-related costs driven by our workforce reductions, and a $1.3 million decrease in sample processing costs incurred in our laboratory for product development, collaborations, and clinical evidence generation.

Specific components of the decrease in the first half of 2024 were a $4.3 million decrease in personnel-related costs driven by our workforce reductions, a $3.6 million decrease in allocated facilities costs (primarily due to a reduction in R&D usage of our facilities relative to other functions, as well as lower facilities costs in general), and a $0.8 million decrease in sample processing costs incurred in our laboratory for product development, collaborations, and clinical evidence generation.

Selling, general and administrative

The decreases in selling, general and administrative expenses of 1%, or $0.2 million, in the second quarter of 2024, and 10%, or $2.7 million, in the first half of 2024 were primarily due to cost savings from our workforce reductions in 2023.

Specific components of the decrease in the second quarter of 2024 were a $0.9 million decrease in personnel-related costs and a $0.4 million decrease in professional outside services; partially offset by a $0.6 million increase in allocated facilities costs and a $0.5 million increase in marketing costs such as trade shows expenses.

Specific components of the decrease in the first half of 2024 were a $2.3 million decrease in personnel-related costs and a $1.7 million decrease in professional outside services; partially offset by a $0.9 million increase in allocated facilities costs and a $0.4 million increase in marketing costs such as trade shows expenses.

Restructuring and other charges

We reduced our workforce during the first quarter of 2023 to reduce cash burn and increase operating efficiencies, which affected about 100 employees. We also closed our China operations.

The $4.0 million charge recognized in the first half of 2023 was comprised of $3.4 million in one-time employee termination benefits (including costs related to termination of our former China employees) and $0.6 million of other noncash charges (primarily asset disposals and impairments in connection with the closure of our China operations).

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023		2024	2023
Interest income	$1,136	$1,465	(22%)	$2,495	$2,718	(8%)
Interest expense	(9)	(39)	(77%)	(18)	(86)	(79%)
Other income (expense), net	2,968	1	NM	7,537	(25)	NM
Total	$4,095	$1,427		$10,014	$2,607

Interest income and interest expense

The decreases in interest income were due to lower average investment balances, partially offset by increased yields. Interest expense is the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

In November 2023, we issued the Tempus Warrants. If Tempus acquires any shares of common stock directly from us other than by exercise of the Tempus Warrants, then the total number of shares issuable upon exercise of the Tempus Warrants will be reduced by such number of shares acquired. Because the number of shares issuable upon settlement are subject to adjustment, the Tempus Warrants are classified as liability instruments and are subject to remeasurement at each balance sheet date, with changes in fair value recognized as other income (expense). Fair value of the Tempus Warrants decreased by $7.7 million as of June 30, 2024 as compared to December 31, 2023. The decrease in fair value resulted in a $3.0 million and $7.7 million noncash gain recognized in the second quarter and first half of 2024, respectively.

Separately, upon dissolution of our China entity (Personalis (Shanghai) Ltd) during the first quarter of 2024, we reclassified an accumulated foreign currency translation loss of $0.2 million to other income (expense).

Liquidity and Capital Resources

The following table presents selected financial information (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents, and short-term investments	$86,972	$114,179
Property and equipment, net	52,662	57,366
Contract liabilities	4,515	7,216
Working capital	78,970	99,510

From our inception through June 30, 2024, we have funded our operations primarily from $279.8 million in net proceeds from our follow-on equity offerings in August 2020 and January 2021, $144.0 million in net proceeds from our IPO in June 2019, $89.6 million from issuance of redeemable convertible preferred stock, $6.4 million in net proceeds from our at-the-market ("ATM") sales facility (see Note 2, "Summary of Significant Accounting Policies" in our unaudited condensed consolidated financial statements for additional information), as well as cash from operations and debt financings. As of June 30, 2024, we had cash and cash equivalents of $47.7 million and short-term investments of $39.2 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments, together with cash provided by operating activities, are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our services or other risks described in this Quarterly Report on Form 10-Q, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. We filed a sales agreement prospectus in December 2023 pursuant to which we may offer and sell up to an aggregate amount of $50.0 million of shares of our common stock through our ATM facility. As of June 30, 2024, $47.1 million in common stock remained available for future issuance under the ATM facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

Cash Flows

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(31,156)	$(26,159)
Net cash provided by investing activities	19,294	33,342
Net cash provided by financing activities	2,645	925

The $5.0 million increase in cash used in operating activities was primarily due to working capital needs. During the first half of 2023 we received a significant customer deposit in connection with our agreement with Moderna to support its ongoing clinical trials project for development of a personalized cancer vaccine and the customer deposit did not repeat in 2024. We also paid more in rent during the first half of 2024 as compared to the first half of 2023 for our Fremont headquarters due to the end of a free rent period plus escalating rent payments. Furthermore, we paid more to vendors during the first half of 2024 as compared to 2023 due to timing of vendor shipments and billings. Greater use of cash for working capital needs was partially offset by lower operating expenses.

The $14.0 million decrease in cash provided by investing activities was due to $20.6 million lower net proceeds from short-term investments, partially offset by a $6.4 million reduction in capital expenditures and $0.2 million proceeds from sales of equipment.

The $1.7 million increase in cash provided by financing activities was due to $1.0 million higher net proceeds from sales of common stock under our ATM facility and $1.3 million lower repayments of loans; partially offset by $0.6 million lower proceeds from our employee stock purchase program.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of variable costs of revenue, operating expenditures, capital expenditures, property leases, and other. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $87.0 million as of June 30, 2024, as well as anticipated cash receipts from customers. To fund our material cash requirements in the short- and long-term, we may also seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

Variable costs of revenue. From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of raw materials, laboratory supplies and consumables to be used in the sequencing of customer samples. However, we generally do not have binding and enforceable purchase orders beyond the short term, and the timing and magnitude of purchase orders beyond such period is difficult to accurately project. We currently expect spending in this area to be higher in 2024 relative to 2023 primarily to support future growth in sales of our clinical diagnostics tests.

Operating expenditures. Our primary use of cash relates to employee compensation, spend on professional services, spend related to research and development projects, and other costs to support our research and development, selling, general and administrative functions. We currently expect our spend in these areas to be lower in 2024 relative to 2023 as a result of our workforce reductions in 2023. On a long-term basis, we manage future cash requirements relative to our long-term business plans.

Capital expenditures. Capital expenditures are expected to be lower in 2024 from 2023 levels as we have completed significant laboratory capacity additions. Going forward, our capital expenditures are expected to consist primarily of laboratory equipment and computer equipment. We currently expect capital expenditures to be approximately $1 million in 2024 and between $4 million to $5 million in each of the years 2025 and 2026.

Property leases. Our noncancelable operating lease payments were $74.6 million as of June 30, 2024. The timing of these future payments, by year, can be found in Part I, Item 1 of this Form 10-Q in the Notes to Unaudited Condensed Consolidated Financial Statements in Note 7, “Leases.”

Other. As of June 30, 2024, we have an outstanding noninterest bearing loan that was used to finance the purchase of equipment for our laboratory. We owe a total of $2.0 million, of which $0.7 million is payable in 2024 and the remainder in 2025. Additionally, we have an outstanding noninterest bearing loan that was used to finance the purchase of internal use software licenses and related ongoing support. We will make a payment of $0.4 million in September 2024 to pay off this loan. Further discussion of the loans can be found in Part I, Item 1 of this Form 10-Q in the Notes to Unaudited Condensed Consolidated Financial Statements in Note 6, “Loans.”

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2024, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party or subject to various legal proceedings and claims which arise in the ordinary course of business. The outcome of any legal proceeding or claim is inherently uncertain and subject to unascertainable damages or other remedies.

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
•
We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from two of our largest customers, Natera and Moderna, and in the past have derived a substantial portion of our revenue from another of our largest customers, the VA MVP.
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

Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition, and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (Annual Report), which was filed with the SEC on February 28, 2024; provided, however, no asterisk is included if the only changes are to reflect our most recently reported financial information and/or one or more insignificant changes.

Operational, Strategic and Business Risks

We have a history of losses and we expect to incur significant losses for the foreseeable future and may not be able to generate sufficient revenue to achieve or sustain profitability.

We have incurred net losses since our inception. For the years ended December 31, 2023, 2022, and 2021 we had net losses of $108 million, $113 million and $65 million, respectively. For the six months ended June 30, 2024, we had a net loss of $26 million. As of June 30, 2024, we had an accumulated deficit of $494 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Some of our present or potential competitors, including Adela, Inc., BostonGene Corporation, Caris Life Sciences, Inc., Foresight Diagnostics Inc. (“Foresight”), Freenome, Inc., Fulgent Genetics, Inc., Geneseeq Technology Inc., GRAIL, Guardant Health, Inc., Haystack Oncology, Inc., which was acquired by Quest Diagnostics Incorporated in June 2023, Invitae Corporation, MedGenome Inc., Myriad Genetics, Inc., Natera, NeoGenomics, Inc., Novogene Corporation, Predicine, Inc., Roche Molecular Systems, Inc., Tempus, and Veracyte, Inc. may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD testing offerings. During the three and six months ended June 30, 2024, revenue under our agreement accounted for 35% and 38% of our total revenue, respectively. See “—We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. We expect our commercial relationship with Natera to wind down by the end of 2024 and, if we are unable to grow our customer base and diversify our revenue concentration, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” In addition, our present or potential competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services, which could force us to lower the price of our services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized products or services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, or if we cannot maintain successful customer or supply relationships with Natera, Illumina or other present or potential competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenue or achieving or sustaining profitability.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from two of our largest customers, Natera and Moderna, and in the past have derived a substantial portion of our revenue from another of our largest customers, the VA MVP.*

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from Natera, which accounted for 38% of our revenue for the six months ended June 30, 2024. We also derive a significant portion of our revenue from Moderna, which accounted for 25% of our revenue for the six months ended June 30, 2024. We previously derived a significant portion of our revenue from the VA MVP, which more recently accounted for less than 10% of our revenue for the six months ended June 30, 2024. Our top five customers, including Natera, Moderna, and the VA MVP, accounted for 81% of our revenue for the six months ended June 30, 2024. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond Natera, Moderna, and the VA MVP, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if we do not win future VA MVP renewals with a value comparable to that of our historical contracted orders, it may have a material adverse effect on our revenue, cash position, and results of operations. Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Likewise, if Natera, Moderna or any of our other significant customers were to reduce or cease their use of our services, then our revenue, cash position, and results of operations may be materially adversely impacted. Further, if any of our significant customers were to stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. We expect our commercial relationship with Natera to wind down by the end of 2024 and, if we are unable to grow our customer base and diversify our revenue concentration, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.*

In February 2021, we entered into a partnership in the field of personalized oncology with Natera, pairing our NeXT tumor profiling and diagnostic services and products with Natera’s personalized ctDNA platform Signatera™ for treatment monitoring and MRD assessment. Under this non-exclusive agreement, Natera is responsible for validating the design of, and commercialization of, Signatera personalized ctDNA assays using matched tumor and normal exome sequence data from us. The agreement covers MRD testing for both clinical use and research use. Since that time, Natera’s sample volumes have increased such that we currently derive a significant portion of our revenue from sales of our DNA sequencing and data analysis services to Natera under our agreement. For example, revenue under our agreement accounted for 38% of our total revenue for the six months ended June 30, 2024. In November 2023, we amended our agreement to extend minimum volume commitments through the end of 2024. Upon expiration of the term of the amended agreement, we expect our commercial relationship with Natera to terminate as we are aware that Natera plans to bring such services in-house in lieu of purchasing such services from us. We are also aware of at least one third party supplier of DNA sequencing and analysis services, such that Natera has elected, and may continue to elect in the future, to send a portion (or all) of its samples to its other supplier(s) instead of us, which it is not contractually prohibited from doing, given the non-exclusive nature of our agreement. Our agreement with Natera requires us to achieve certain quality and turnaround time metrics for Natera samples. Recently, the volumes of samples sent to us by Natera have fluctuated significantly and may continue to do so for the remainder of the term of the agreement, which could cause us to experience difficulty in achieving such metrics from time to time, or to meet our other obligations under our agreement.

Additionally, Natera may allege that any failures to achieve the required metrics are a breach of our agreement and seek to terminate our agreement prior to its expiration and/or pursue any remedies available to it under the agreement, at law or in equity. Relatedly, we have incurred expenses in connection with our scale-up activities under our agreement with Natera, and we may incur additional expenses to increase our laboratory’s capacity to process increased sample volumes from Natera, in addition to those from our other customers. Our activities under our agreement with Natera have had, and may continue to have, an impact on our business, including diversion of our resources and the attention of our management, including with respect to our internal research and development objectives and projects for our other customers, collaborators and/or partners. If we are unable to successfully increase our laboratory’s capacity and manage any such competing objectives and/or projects for other customers, we may be unable to meet the quality and timing requirements of our agreement with Natera or our other customers, collaborators and/or partners. We may also be unable to successfully research, develop, launch and/or commercialize our services or service capabilities. Furthermore, our NeXT Personal test is a next-generation, tumor-informed liquid biopsy assay designed to detect and quantify MRD and recurrence in patients previously diagnosed with cancer. If NeXT Personal or any of our other services is seen as competing with Signatera or any of Natera’s other services, we will still be required to fulfill our obligations to Natera under our agreement, although Natera may elect to send a portion (or all) of its samples to its other supplier(s) and/or bring such services in-house. If the volume of samples received under our agreement with Natera were to be significantly reduced or eliminated, or if our agreement with Natera were to be terminated or not renewed after expiration, and we are unable to grow our customer base and diversify our revenue concentration timely, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.

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

Our Fremont facility expanded our laboratory capacity and, in order to execute our business model, we may need to make additional investments to further scale our infrastructure, including purchases of additional equipment, some of which can take several months or more to procure, setup, and validate, or increases to our software and computing capacity. There is no assurance that any of these increases in scale, equipment, software, and computing capacities, or process enhancements will be successfully implemented.

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

Despite the measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from conducting tests, preparing and providing reports to our customers, billing customers, collecting revenue, handling inquiries from our customers, conducting research and development activities, and managing the administrative aspects of our business. For example, in 2018, we experienced downtime in our information technology systems in connection with the adoption of new information technology, and our results of operations in the first and second quarters of 2018 were adversely affected as a result. In 2024, we experienced downtime in our information technology systems due to human error in connection with an upgrade by one of our third-party vendors to one of our information technology systems. Our results of operations were not materially adversely affected in the case of the latter downtime. Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform, products, and services.

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

Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies, products, and services are obtained, once the patent life has expired, we may be open to competition from competitive products or services. Our issued patents will expire on dates ranging from 2033 to 2038, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2045. In addition, although upon issuance in the U.S., a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our technologies, products and services, our competitive position, business, financial condition, results of operations, and prospects will be adversely affected.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability. Some of our patents or patent applications have been challenged or may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of any products, services, or technologies that we may develop, which could lead to increased competition to our business and harm our business. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to our technologies, products, or services. Furthermore, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications for any application with an effective filing date before March 16, 2013.

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

It is also possible that we fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third party files a patent application covering, or publishes information disclosing, a similar, independently-developed invention. Such competitor’s patent application may pose obstacles to our ability to obtain or limit the scope of patent protection we may obtain. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or were the first to file for patent protection of such inventions. To determine the priority of these inventions, we have participated, and may in the future participate, in interference proceedings, derivation proceedings, inter partes review proceedings, or other post-grant proceedings declared by the USPTO or a foreign patent office that have resulted, and could in the future result, in substantial cost to us. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, changes to the patent laws of the U.S. allow for various post-grant opposition proceedings, such as inter partes review proceedings, providing additional methods for others to challenge our patents. For example, two of our patents were recently challenged and subsequently invalidated during inter partes reviews initiated by Foresight. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Furthermore, if third parties bring these proceedings against our patents, we could experience significant costs and management distraction.

We have in the past been involved in legal proceedings to enforce our intellectual property rights and may in the future become involved in other lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming, and unsuccessful.*

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, others may infringe our patents or the patents of our licensing partners. For example, in the past we filed complaints against Foresight for infringement of certain of our patents relating to detection of MRD, which complaints we agreed to stipulate to dismiss, pursuant to a settlement agreement with Foresight in June 2024. In addition, our patents or the patents of our licensors may become involved in inventorship, priority, or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our asserted patent covering our services or product is invalid or unenforceable, and the court may agree that our asserted patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our services or product or the services or products of our competitors. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. An adverse result in any litigation or other proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. For example, two of our patents were recently challenged and subsequently invalidated during inter partes reviews initiated by Foresight. Such a loss of patent protection could have a material adverse impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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
•
announcements by us or our competitors relating to significant acquisitions, strategic partnerships, joint ventures, collaborations, capital commitments, or by or pertaining to our customers, particularly the VA MVP, Moderna, and Natera, as our largest customers;
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

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.*

Our quarterly results of operations, including our revenue, gross margin, profitability, and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. For example, most of our large customers are not obliged to deliver tissue samples or other specimens to us at any particular time or at all. The rate at which we receive tissue samples or other specimens can vary dramatically from quarter to quarter, and is difficult or impossible for us to accurately forecast. Our receipt and processing of tissue samples and other specimens from our customers leads to our recognition of revenue, and as such the variable rates of delivery of customer samples will lead to variations in our revenue from quarter to quarter. For example, we often see fluctuations in receipt and processing of samples and revenue in the fourth quarter due, in part, to the concentration of holidays in late November and in December, and some of our biopharmaceutical customers have fiscal years ending in December, which we believe may impact the timing of samples or payments provided by such customers. Fluctuations in quarterly results may adversely impact the value of our common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed elsewhere in this “Risk Factors” section. We also may face competitive pricing pressures, and we may not be able to maintain our pricing in the future, which would adversely affect our operating results.

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

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of June 30, 2024, we had 53,052,847 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of June 30, 2024 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, certain holders of shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	6/24/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38943	3.1	10/31/2022
10.1Ω‡	Settlement and License Agreement, between Personalis, Inc. and Foresight Diagnostics, Inc., dated June 21, 2024.	8-K	001-38943	10.1	6/27/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith.

† Furnished herewith.

Ω Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC, certain schedules and attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit.

‡ Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted because the Company customarily and actually treats such omitted information as private or confidential and because such omitted information is not material.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2024	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)