Form 10-Q
period 2024-09-30
Personalis, Inc.
filed 2024-11-06
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of registrant’s Common Stock outstanding as of October 30, 2024 was 70,648,084.

PERSONALIS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2024

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
•
the expected benefits of and activities to be performed under our Commercialization and Reference Laboratory Agreement with Tempus AI, Inc.;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$75,800	$56,984
Short-term investments	67,851	57,195
Accounts receivable, net	13,474	17,730
Inventory and other deferred costs	8,489	10,474
Prepaid expenses and other current assets	4,663	4,361
Total current assets	170,277	146,744
Property and equipment, net	50,231	57,366
Operating lease right-of-use assets	16,816	17,852
Other long-term assets	2,563	3,137
Total assets	$239,887	$225,099
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,450	$14,920
Accrued and other current liabilities (1)	20,535	23,941
Contract liabilities	3,428	3,288
Short-term warrant liability	—	5,085
Total current liabilities	36,413	47,234
Long-term operating lease liabilities	35,601	38,321
Long-term warrant liability	—	4,942
Other long-term liabilities (2)	1,112	5,161
Total liabilities	73,126	95,658
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 70,638,190 and 50,480,694 shares issued and outstanding, respectively	7	5
Additional paid-in capital	700,232	598,364
Accumulated other comprehensive income (loss)	87	(222)
Accumulated deficit	(533,565)	(468,706)
Total stockholders’ equity	166,761	129,441
Total liabilities and stockholders’ equity	$239,887	$225,099

(1) Includes related party current liabilities of $1.7 million as of September 30, 2024.
(2) Includes related party long-term liabilities of $0.6 million as of September 30, 2024.

See notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$25,709	$18,247	$67,814	$53,806
Costs and expenses
Cost of revenue	16,964	14,766	45,539	40,803
Research and development	11,683	16,738	37,411	51,163
Selling, general and administrative	11,444	11,971	35,019	38,202
Lease impairment	—	5,565	—	5,565
Restructuring and other charges	—	—	—	4,037
Total costs and expenses	40,091	49,040	117,969	139,770
Loss from operations	(14,382)	(30,793)	(50,155)	(85,964)
Interest income	1,384	1,706	3,879	4,424
Interest expense	(7)	(15)	(25)	(101)
Other income (expense), net (1)	(26,081)	32	(18,544)	7
Loss before income taxes	(39,086)	(29,070)	(64,845)	(81,634)
Provision for income taxes	3	28	14	78
Net loss	$(39,089)	$(29,098)	$(64,859)	$(81,712)
Net loss per share, basic and diluted	$(0.64)	$(0.60)	$(1.19)	$(1.71)
Weighted-average shares outstanding, basic and diluted	61,051,350	48,694,324	54,708,205	47,701,369

(1) Includes related party other expense of $26.0 million and $18.3 million for the three and nine months ended September 30, 2024, respectively.

See notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(39,089)	$(29,098)	$(64,859)	$(81,712)
Other comprehensive income (loss), net of tax
Changes in foreign currency translation adjustments:
Change during period	61	(42)	34	(51)
Reclassification of adjustments to net loss due to dissolution of Personalis (Shanghai) Ltd	—	—	199	—
Net changes in foreign currency translation adjustments	61	(42)	233	(51)
Change in unrealized gain on available-for-sale debt securities	146	53	76	661
Comprehensive loss	$(38,882)	$(29,087)	$(64,550)	$(81,102)

See notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the Three Months Ended September 30, 2024 and 2023

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—June 30, 2024	53,052,847	$5	$606,863	$(120)	$(494,476)	112,272
Exercise of Tempus Warrants	9,218,800	1	46,738	—	—	46,739
Proceeds from sale of common stock under Tempus Investment Agreement, net of issuance costs	3,500,000	—	16,605	—	—	16,605
Proceeds from sales of common stock under ATM facility, net of commissions	4,760,588	1	27,235	—	—	27,236
Proceeds from exercise of stock options	46,471	—	114	—	—	114
Restricted stock units vested	59,484	—	—	—	—	—
Stock-based compensation	—	—	2,677	—	—	2,677
Foreign currency translation adjustment	—	—	—	61	—	61
Unrealized gain on available-for-sale debt securities	—	—	—	146	—	146
Net loss	—	—	—	—	(39,089)	(39,089)
Balance—September 30, 2024	70,638,190	$7	$700,232	$87	$(533,565)	$166,761

Balance—June 30, 2023	48,507,101	$5	$589,418	$(313)	$(413,024)	$176,086
Proceeds from sales of common stock under ATM facility, net of commissions	429,214	—	725	—	—	725
Restricted stock units vested	77,168	—	—	—	—	—
Stock-based compensation	—	—	3,482	—	—	3,482
Foreign currency translation adjustment	—	—	—	(42)	—	(42)
Unrealized gain on available-for-sale debt securities	—	—	—	53	—	53
Net loss	—	—	—	—	(29,098)	(29,098)
Balance—September 30, 2023	49,013,483	$5	$593,625	$(302)	$(442,122)	$151,206

See notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the Nine Months Ended September 30, 2024 and 2023

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2023	50,480,694	$5	$598,364	$(222)	$(468,706)	$129,441
Exercise of Tempus Warrants	9,218,800	1	46,738	—	—	46,739
Proceeds from sale of common stock under Tempus Investment Agreement, net of issuance costs	3,500,000	—	16,605	—	—	16,605
Proceeds from sales of common stock under ATM facility, net of commissions	6,660,731	1	30,077	—	—	30,078
Proceeds from exercise of stock options	46,471	—	114	—	—	114
Proceeds from ESPP	391,415	—	317	—	—	317
Restricted stock units vested	340,079	—	—	—	—	—
Stock-based compensation	—	—	8,017	—	—	8,017
Foreign currency translation adjustment	—	—	—	233	—	233
Unrealized gain on available-for-sale debt securities	—	—	—	76	—	76
Net loss	—	—	—	—	(64,859)	(64,859)
Balance—September 30, 2024	70,638,190	$7	$700,232	$87	$(533,565)	$166,761

Balance—December 31, 2022	46,707,084	$5	$579,456	$(912)	$(360,410)	$218,139
Proceeds from sales of common stock under ATM facility, net of commissions	1,329,214	—	2,598	—	—	2,598
Proceeds from exercise of stock options	8	—	—	—	—	—
Proceeds from ESPP	468,643	—	909	—	—	909
Restricted stock units vested	508,534	—	—	—	—	—
Stock-based compensation	—	—	10,662	—	—	10,662
Foreign currency translation adjustment	—	—	—	(51)	—	(51)
Unrealized gain on available-for-sale debt securities	—	—	—	661	—	661
Net loss	—	—	—	—	(81,712)	(81,712)
Balance—September 30, 2023	49,013,483	$5	$593,625	$(302)	$(442,122)	$151,206

See notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(64,859)	$(81,712)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	8,017	10,662
Depreciation and amortization	8,398	8,389
Noncash operating lease cost	1,036	2,681
Noncash charges related to liability classified Tempus Warrants	18,274	—
Amortization of premium (discount) on short-term investments	(1,826)	(1,400)
Noncash restructuring and other charges	—	476
Noncash lease impairment expense	—	5,565
Other	56	214
Changes in operating assets and liabilities
Accounts receivable	4,255	2,976
Inventory and other deferred costs	1,979	201
Prepaid expenses and other assets	271	2,080
Accounts payable	(4,135)	(749)
Accrued and other current liabilities	(3,161)	1,018
Contract liabilities	(3,638)	6,216
Operating lease liabilities	(2,571)	553
Other long-term liabilities	550	(10)
Net cash used in operating activities	(37,354)	(42,840)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(76,769)	(71,831)
Proceeds from maturities of available-for-sale debt securities	68,000	103,955
Purchases of property and equipment	(357)	(7,387)
Proceeds from sales of property and equipment	240	—
Net cash (used in) provided by investing activities	(8,886)	24,737
Cash flows from financing activities:
Proceeds from sales of common stock under ATM facility, net of commissions	30,079	2,598
Proceeds from exercise of Tempus Warrants	18,438	—
Proceeds from sale of common stock under Tempus Investment Agreement	17,745	—
Payment of costs related to Tempus Investment Agreement	(800)	—
Repayments of loans	(822)	(2,292)
Proceeds from exercise of equity awards	431	909
Net cash provided by financing activities	65,071	1,215
Effect of exchange rates on cash, cash equivalents and restricted cash	(15)	(48)
Net change in cash, cash equivalents and restricted cash	18,816	(16,936)
Cash, cash equivalents and restricted cash, beginning of period	58,774	90,918
Cash, cash equivalents and restricted cash, end of period	$77,590	$73,982

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$75,800	$72,192
Restricted cash, included in other long-term assets	1,790	1,790
Total cash, cash equivalents and restricted cash	$77,590	$73,982

See notes to consolidated financial statements.

PERSONALIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Company and Nature of Business

Personalis, Inc. (the "Company" or "Personalis") develops and markets advanced cancer genomic tests for precision oncology and personalized testing. The Company also provides sequencing and data analysis services to support population sequencing initiatives. Genomic tests are sold primarily to pharmaceutical companies, biopharmaceutical companies, diagnostics companies, universities, non-profits, and government entities, while services for population sequencing initiatives are sold primarily to government entities. The principal markets for the Company’s services are in the United States and Europe.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim reporting. Certain note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

The consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2024.

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

During the three months ended September 30, 2024, the Company issued and sold 4,760,588 shares of its common stock under the Sales Agreement at a weighted-average price of $5.84 per share and received $27.2 million in proceeds, net of commissions. During the nine months ended September 30, 2024, the Company issued and sold 6,660,731 shares of its common stock under the Sales Agreement at a weighted-average price of $4.61 per share and received $30.1 million in proceeds, net of commissions.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. Historically, the Company has not experienced significant credit losses from accounts receivable. Multiple customers have provided more than 10% of total revenue in the periods presented, or accounted for more than 10% of accounts receivable at each respective balance sheet date, as follows:

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2024	December 31, 2023
	2024	2023	2024	2023
Moderna, Inc.	33%	*	28%	*	20%	*
Natera, Inc.	20%	43%	31%	46%	20%	36%
VA MVP	17%	13%	11%	16%	11%	*
Merck & Co., Inc.	*	12%	*	*	*	*
Pfizer Inc.	*	*	*	*	19%	*
* Less than 10% of revenue or accounts receivable

Significant Accounting Policies

As of September 30, 2024, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies” in its consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table presents the Company’s revenue disaggregated by customer type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pharma tests and services	$15,698	$7,997	$38,707	$20,413
Enterprise sales	5,264	7,812	21,194	24,656
Population sequencing	4,431	2,400	7,211	8,405
Other	316	38	702	332
Total revenue	$25,709	$18,247	$67,814	$53,806

Revenue from countries outside of the United States, based on the billing addresses of customers, represented 3% and 7% of the Company’s revenue for the three months ended September 30, 2024 and 2023, respectively, and 4% and 9% for the nine months ended September 30, 2024 and 2023, respectively.

Contract Assets and Liabilities

The opening and closing balances of receivables and contract liabilities from contracts with customers are shown below (in thousands). Contract assets were immaterial for all periods presented.

	September 30, 2024	December 31, 2023
Opening balances:
Accounts receivable, net	$17,730	$16,642

Short-term contract liabilities	$3,288	$1,264
Long-term contract liabilities (included in other long-term liabilities)	3,928	—
Total contract liabilities	7,216	1,264

Closing balances:
Accounts receivable, net	$13,474	$17,730

Short-term contract liabilities	$3,428	$3,288
Long-term contract liabilities (included in other long-term liabilities)	150	3,928
Total contract liabilities	3,578	7,216

Amounts collected in advance of services being provided are deferred as contract liabilities in the consolidated balance sheets. The associated revenue is recognized, and the contract liability is reduced, as the services are subsequently performed. As of September 30, 2024, amounts related to unfulfilled services under contracts with an original expected duration of more than one year was $1.9 million. The Company expects to recognize approximately $1.7 million of this amount in the next 12 months, and the remaining $0.2 million in the 12 months after that. Revenue recognized that was included in the contract liability balance at the beginning of each reporting period was $1.3 million and $4.1 million for the three and nine months ended September 30, 2024, respectively, and was immaterial and $0.5 million for the three months and nine months ended September 30, 2023, respectively.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$6,332	$5,661
Other deferred costs	2,157	4,813
Total inventory and other deferred costs	$8,489	$10,474

Property and equipment. Depreciation and amortization expense for the three months ended September 30, 2024 and 2023 was $2.8 million, and for the nine months ended September 30, 2024 and 2023 was $8.4 million. Accumulated depreciation and amortization was $44.4 million and $37.7 million as of September 30, 2024 and December 31, 2023, respectively.

Restricted cash. The Company’s restricted cash is pledged as collateral for a standby letter of credit related to a property lease. The balance of restricted cash was $1.8 million as of September 30, 2024 and December 31, 2023, and is included in other long-term assets.

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	$8,161	$12,816
Operating lease liabilities	7,910	7,761
Loans—current portion (Note 6)	1,234	1,646
Accrued liabilities	1,471	858
Market Development Fees received from Tempus (Note 8)	1,150	—
Employee ESPP contributions	573	311
Accrued taxes	7	37
Customer deposits	29	512
Total accrued and other current liabilities	$20,535	$23,941

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$1,022	$—	$—	$1,022
Money market funds	27,307	—	—	27,307	Level 1
Commercial paper	43,988	1	(4)	43,985	Level 2
U.S. agency securities	3,485	1	—	3,486	Level 2
Total cash and cash equivalents	75,802	2	(4)	75,800
Short-term investments:
Commercial paper	5,917	6	—	5,923	Level 2
U.S. agency securities	1,982	2	—	1,984	Level 2
U.S. government securities	59,887	58	(1)	59,944	Level 2
Total short-term investments	67,786	66	(1)	67,851
Total assets measured at fair value	$143,588	$68	$(5)	$143,651

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$3,649	$—	$—	$3,649
Money market funds	14,968	—	—	14,968	Level 1
Commercial paper	34,416	—	(18)	34,398	Level 2
U.S. agency securities	1,985	1	—	1,986	Level 2
U.S. government securities	1,983	—	—	1,983	Level 2
Total cash and cash equivalents	57,001	1	(18)	56,984
Short-term investments:
Commercial paper	495	—	—	495	Level 2
U.S. agency securities	1,976	—	—	1,976	Level 2
U.S. government securities	54,720	7	(3)	54,724	Level 2
Total short-term investments	57,191	7	(3)	57,195
Total assets measured at fair value	$114,192	$8	$(21)	$114,179

Marketable debt securities at September 30, 2024 have maturities due in less than 12 months. No security has been in a continuous unrealized loss position for more than 12 months and the Company does not consider any of its marketable debt securities to be impaired.

Tempus Warrants

The Black-Scholes option-pricing model was used to estimate fair value of the warrants issued to Tempus AI, Inc. ("Tempus") at the date of issuance, November 28, 2023, and at each subsequent balance sheet date prior to their exercise in full. Assumptions used are listed below, which are Level 3 fair value inputs. Expected term was equal to the then-remaining contractual periods of each of the two warrants. Expected volatility was based on the Company's actual historical volatility over the expected terms of the warrants. The risk-free interest rate was based on the U.S. Treasury yield curve over the expected terms of the warrants.

In August 2024, Tempus exercised its warrants in full. Fair value was determined at settlement as the fair value of shares delivered (9,218,800 shares of common stock at $5.07 per share) less exercise price ($2.00 average exercise price per share). Refer to Note 8 for further information about the warrants issued to Tempus.

	August 16, 2024 Exercise Date	As of June 30, 2024	As of March 31, 2024	As of December 31, 2023
Expected term (in years)	—-	0.50 - 1.50	0.75 - 1.75	1.00 - 2.00
Volatility	—-	79.7 - 99.8%	103.9 - 106.3%	102.6 - 108.5%
Risk-free interest rate	—-	4.90 - 5.33%	4.70 - 5.21%	4.23 - 4.79%
Dividend yield	—-	–%	–%	–%
Total fair value of Tempus Warrants (in thousands)	$28,302	$2,288	$5,262	$10,027

The following table sets forth a summary of the changes in fair value of the Tempus Warrants, which are classified as Level 3 financial instruments (in thousands):

Warrant Liabilities	Three months ended September 30, 2024	Nine months ended September 30, 2024
Beginning balance	$2,288	$10,027
Change in fair value—recognized as loss within Other income (expense), net in the consolidated statements of operations	26,014	18,275
Derecognition of warrant liabilities due to exercise in full	(28,302)	(28,302)
Ending balance	$-	$-

Note 6. Loans

Amounts outstanding under loans are as follows (in thousands):

	September 30, 2024	December 31, 2023
Principal	$1,645	$2,904
Less: unamortized discount	—	(24)
Total carrying amount	1,645	2,880
Less: current portion (included in accrued and other current liabilities)	(1,234)	(1,646)
Long-term portion (included in other long-term liabilities)	$411	$1,234

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

As of September 30, 2024, operating leases had a weighted-average remaining lease term of 10.0 years and a weighted-average discount rate of 10.5%. Discount rates are based on estimates of the Company's incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of September 30, 2024 were as follows (in thousands):

Amount
2024 (remaining three months)	$2,064
2025	8,057
2026	7,230
2027	7,189
2028	5,215
2029 and thereafter	42,798
Total future minimum lease payments	72,553
Less: imputed interest	(29,042)
Present value of future minimum lease payments	43,511
Less: current portion of operating lease liability	(7,910)
Long-term operating lease liabilities	$35,601

Cash paid for operating lease liabilities, included in cash flows from operating activities in the consolidated statements of cash flows, for the nine months ended September 30, 2024 and 2023, was $6.1 million and $4.0 million, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the nine months ended September 30, 2024 and 2023 were zero and $1.3 million, respectively.

Components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease cost
Operating lease cost	$1,503	$1,670	$4,535	$5,262
Short-term lease cost	1	51	197	175
Variable lease cost	513	381	1,539	1,264
Total lease cost	$2,017	$2,102	$6,271	$6,701

Note 8. Related Party Transactions

The Company determined that Tempus is a related party because they own more than 10% of the Company's common stock. Tempus acquired its ownership stake in August 2024 by exercising the Tempus Warrants and purchasing additional shares under the Investment Agreement (defined below).

Overview of Tempus Agreement

In November 2023, the Company entered into a Commercialization and Reference Laboratory Agreement (the “Tempus Agreement”) with Tempus pursuant to which Tempus markets the Company's NeXT Personal Dx test in the United States. The Company performs tests ordered by patients through Tempus and the Company bills the patients or payors. The Company compensates Tempus for orders obtained and results delivered on a per-test basis. The term of the Tempus Agreement is five years, which may be extended for successive one-year terms. Either party may terminate the Tempus Agreement for convenience upon 30 months' prior written notice.

Under the Tempus Agreement, the Company conducted development activities to analytically validate NeXT Personal Dx in three indications: breast cancer, lung cancer and immuno-oncology monitoring. In consideration of the Company performing such development activities, Tempus agreed to pay the Company fees of $12 million (the "Market Development Fees"), consisting of an activation fee of $3 million, a first milestone fee of $3 million (upon achievement of one clinical validation), and a second milestone fee payable in six quarterly installments totaling $6 million (upon achievement of the two remaining clinical validations). The Company has achieved all three clinical validations, thus both milestones have been met. Separately, the parties are performing co-promotion activities and the Company is compensating Tempus for promotional and commercialization services through the end of 2026 in an amount up to $9.6 million.

Additionally, as partial consideration of Tempus' obligations to the Company under the Tempus Agreement, the Company issued warrants to Tempus. See "Tempus Warrants" section below.

Tempus Warrants

In consideration of Tempus’ obligations to Personalis under the Tempus Agreement, on November 28, 2023, the Company issued to Tempus (1) a warrant to purchase up to 4,609,400 shares of Personalis common stock at an exercise price per share of $1.50, with an expiration date of December 31, 2024 (the “First Warrant”), and (2) a warrant to purchase up to 4,609,400 shares of Personalis common stock at an exercise price per share of $2.50, with an expiration date of December 31, 2025 (the “Second Warrant” and, together with the First Warrant, the “Tempus Warrants”). In August 2024, Tempus exercised in full the Tempus Warrants to purchase 9,218,800 shares of Personalis common stock for $18.4 million in cash, at an average exercise price of $2.00 per share, concurrently with the execution of the Investment Agreement (described below).

The Tempus Warrants included a provision under which the total number of shares issuable upon settlement were subject to adjustment. Consequently, the Tempus Warrants were classified as liability instruments while outstanding and subject to remeasurement at each balance sheet date, with changes in fair value recognized as Other income (expense), net in the consolidated statements of operations. Fair values of the warrants were estimated using the Black-Scholes option-pricing model. See Note 5 Fair Value Measurements for discussion of inputs used in the measurements of the Tempus Warrants and the resulting noncash losses recognized in the consolidated statements of operations.

Investment Agreement with Tempus

In August 2024, the Company entered into an investment agreement (the "Investment Agreement") with Tempus under which the Company issued and sold 3,500,000 shares of common stock at a price per share of $5.07, representing the last reported closing price of the common stock. The Company received $17.7 million of cash from the sale of the shares and incurred $1.1 million of issuance costs directly related to the sale, of which $0.8 million was paid as of September 30, 2024.

Impact of Tempus Agreement on the Financial Statements

The Company had achieved the first clinical validation milestone at the time of entering the Tempus Agreement and was therefore entitled to Market Development Fees of $6 million, consisting of the first milestone fee of $3 million and the activation fee of $3 million. These proceeds of $6 million were received in 2023 and treated as consideration for the Tempus Warrants.

The remainder of Market Development Fees—$6 million, payable in six quarterly installments—are recorded as a liability when received and offset against promotional fees as they are paid by the Company to Tempus. As of September 30, 2024, $2 million of such $6 million Market Development Fees have been received.

Amounts of transactions with Tempus during each income statement period presented, along with amounts due from or to Tempus as of each balance sheet date, follows:

	Income Statement
(in millions)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Orders and results delivery fees and net promotional fees—Selling, general and administrative expenses	$0.1	$0.3
Noncash loss from remeasurement of Tempus Warrants—Other income (expense), net	(26.0)	(18.3)

	Balance Sheet
(in millions)	September 30, 2024	December 31, 2023
Unamortized Market Development Fees—Short- and long-term Other liabilities	$1.7	$—
Amounts payable to Tempus—Current liabilities	0.6	—

Note 9. Restructuring and Other Charges

Costs related to the Company's reductions in workforce and closure of its China operations are included within Restructuring and Other Charges in the consolidated statements of operations.

Restructuring

In January 2023, the Company initiated a reduction in workforce to reduce operating costs and improve operating efficiency. The workforce reduction affected approximately 100 employees and was substantially completed during the first quarter of 2023. The Company recognized $3.1 million in one-time employee termination benefits in the first quarter of 2023 in connection with the reduction in workforce, comprising separation pay and healthcare benefits payable in cash, all of which were paid by the end of the second quarter of 2023.

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

Note 10. Stock-Based Compensation

Shares of common stock reserved for issuance under the Company’s equity incentive plans were as follows:

September 30, 2024
Outstanding stock awards	9,620,071
Reserved for future award grants	4,816,129
Reserved for future ESPP	192,341
Total common stock reserved for stock awards	14,628,541

Service-Based Stock Option Activity

A summary of the Company’s service-based stock option activity (excluding performance-based stock option activity, which is presented separately below) for the nine months ended September 30, 2024 is as follows:

	Outstanding Service-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2023	5,805,586	$7.40	6.90	$64
Options granted	3,539,500	2.14
Options exercised	(46,471)	2.44
Options forfeited or expired	(651,638)	10.14
Balance—September 30, 2024	8,646,977	$5.07	7.91	$19,399
Options vested and exercisable as of September 30, 2024	4,058,866	$7.74	6.50	$5,870

The weighted-average grant date fair value of options granted was $3.55 and $1.33 per share for the three months ended September 30, 2024 and 2023, and $1.49 and $1.82 per share for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the unrecognized stock-based compensation cost of unvested options was $7.5 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Valuation of Service-Based Stock Options

The Company estimated the fair value of service-based stock options using the Black-Scholes option-pricing model. Fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service periods of the awards. Fair value of stock options was estimated using the following range of assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	5.77 - 6.08	6.02 - 6.08	5.50 - 6.08	5.50 - 6.08
Volatility	82.57 - 83.59%	78.67 - 78.73%	72.61 - 83.59%	78.47 - 79.31%
Risk-free interest rate	3.48 - 4.15%	3.99 - 4.43%	3.48 - 4.65%	3.47 - 4.43%
Dividend yield	–%	–%	–%	–%

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

A summary of the Company's performance-based stock option activity for the nine months ended September 30, 2024 is as follows:

	Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2023	—	$—	—	$—
Options granted	271,500	1.61
Balance—September 30, 2024	271,500	$1.61	9.45	$1,024,675
Options vested and exercisable as of September 30, 2024	—	$—	—	$—

Restricted Stock Units ("RSU") Activity and Valuation

A summary of the Company’s RSU activity for the nine months ended September 30, 2024 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2023	1,253,826	$8.99	$2,633
RSUs granted	—	—
RSUs vested	(340,079)	11.92	639
RSUs forfeited	(212,153)	10.18
Balance—September 30, 2024	701,594	$7.20	$3,775

As of September 30, 2024, the unrecognized stock-based compensation cost of unvested RSUs was $3.3 million, which is expected to be recognized over a weighted-average period of 1.3 years.

ESPP Activity and Valuation

During the nine months ended September 30, 2024 and 2023, 391,415 and 468,643 shares of common stock were purchased under the Employee Stock Purchase Plan ("ESPP"). The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Three and Nine Months Ended September 30,
	2024	2023
Expected term (in years)	0.50	0.50
Volatility	61.35%	84.88%
Risk-free interest rate	5.43%	5.14%
Dividend yield	–%	–%
Grant-date fair value per share	$0.51	$0.91

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service-based stock options	$1,267	$1,458	$3,719	$4,306
Performance-based stock options	36	—	77	—
RSUs	1,324	1,840	4,056	5,720
ESPP	50	184	165	636
Total stock-based compensation expense	$2,677	$3,482	$8,017	$10,662

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$156	$428	$463	$1,354
Research and development	1,006	1,212	2,999	3,698
Selling, general and administrative	1,515	1,842	4,555	5,610
Total stock-based compensation expense	$2,677	$3,482	$8,017	$10,662

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(39,089)	$(29,098)	$(64,859)	$(81,712)
Weighted-average common shares outstanding—basic and diluted	61,051,350	48,694,324	54,708,205	47,701,369
Net loss per common share—basic and diluted	$(0.64)	$(0.60)	$(1.19)	$(1.71)

The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	8,918,477	7,731,587	8,918,477	7,731,587
Unvested RSUs	701,594	1,611,229	701,594	1,611,229
ESPP	192,341	413,450	192,341	413,450
Total	9,812,412	9,756,266	9,812,412	9,756,266

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024 (the “Annual Report”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report.

Overview

We develop and market advanced cancer genomic tests. Our tests are used by pharmaceutical companies for translational research, biomarker discovery, the development of personalized cancer therapies, and, we expect in the near future, for clinical trial enrollment. Our tests are used by physicians to detect cancer recurrence, monitor cancer evolution, and uncover insights for therapy selection. We also provide sequencing and data analysis services to support population sequencing initiatives.

Today, our products are routinely used by many of the largest oncology-focused pharmaceutical companies for analysis of patient samples in their clinical trials and drug development programs. Our advanced genomic sequencing and analytics also support the development of personalized cancer vaccines and other next-generation cancer immunotherapies. For example, we are providing genomic testing to Moderna, Inc. ("Moderna") in its ongoing clinical trials evaluating a personalized cancer vaccine. In addition, we partner with diagnostics companies by providing our advanced tumor profiling and analysis capabilities as an input to their products. More recently, we launched new diagnostic offerings for the clinical setting and, in November 2023, entered into an agreement with Tempus AI, Inc. ("Tempus") to commercialize our NeXT Personal Dx test. We have also pursued non-cancer related business opportunities, specifically within the population sequencing market, by providing whole genome sequencing ("WGS") services under contract with the U.S. Department of Veterans Affairs Million Veteran Program ("VA MVP").

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

Our work in oncology is underpinned by our experience and capacity for next-generation sequencing at scale. We have the capacity to sequence and analyze over 350 trillion bases of DNA per week in our facility. We believe that our capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases. To date, we have sequenced more than 475,000 human samples, of which more than 190,000 were whole human genomes.

Third Quarter 2024 Highlights

Total revenue increased 41%, or $7.5 million, during the third quarter of 2024 compared to the third quarter of 2023, driven by higher revenue from pharma tests. Revenue from pharma tests was $15.7 million in the third quarter of 2024 compared to $8.0 million in the third quarter of 2023, an increase of 96%. This increase was partially offset by lower revenue from enterprise sales, which declined $2.5 million, or 33%.

Key business accomplishments and financial updates in the third quarter of 2024 include:

•
Raised approximately $35.0 million in net financing proceeds from Tempus AI, Inc. (Tempus), consisting of $18.4 million from Tempus’ exercise of all its common stock warrants, at an average price of $2.00 per share, and $16.6 million net of expenses, from Tempus' purchase of common stock at a price of $5.07 per share.
•
Raised an additional $27.2 million in net proceeds from selling common stock under our At-The-Market (ATM) program at a weighted-average price of $5.84 per share.
•
Delivered 945 total molecular tests in the third quarter of 2024, a 68% increase compared with the prior quarter.
•
Highlighted clinical performance of NeXT Personal at the European Society of Medical Oncology (ESMO) Congress 2024 in Barcelona, Spain:

o
Significant results from the TRACERx study presented by Professor Charles Swanton of University College London and the Francis Crick Institute with an expanded study cohort of non-small cell lung cancer (NSCLC) patients with strong detection rates for residual cancer in the challenging landmark period (first 10 to 120 days immediately after surgery).
o
Compelling data for late-stage cancer patients on immunotherapy presented by Dr. Rodrigo Toledo of the Vall d’Hebron Institute of Oncology that accurately linked significant decreases in ctDNA levels in response to immunotherapy to longer overall survival than patients who did not respond well.
•
Received a new task order in the amount of $7.5 million from the VA MVP.

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

Other Income (Expense), Net

In connection with our November 2023 agreement with Tempus, we issued two warrants to Tempus to purchase, in the aggregate, up to 9,218,800 shares of our common stock (the “Tempus Warrants”). Other income (expense), net consists primarily of a noncash loss related to the remeasurement and settlement of the Tempus Warrants. Other income (expense), net also includes foreign currency exchange gains and losses.

Results of Operations

The following sets forth, for the periods presented, our unaudited consolidated statements of operations and selected financial data (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$25,709	$18,247	$67,814	$53,806
Costs and expenses
Cost of revenue	16,964	14,766	45,539	40,803
Research and development	11,683	16,738	37,411	51,163
Selling, general and administrative	11,444	11,971	35,019	38,202
Lease impairment	—	5,565	—	5,565
Restructuring and other charges	—	—	—	4,037
Total costs and expenses	40,091	49,040	117,969	139,770
Loss from operations	(14,382)	(30,793)	(50,155)	(85,964)
Interest income	1,384	1,706	3,879	4,424
Interest expense	(7)	(15)	(25)	(101)
Other income (expense), net	(26,081)	32	(18,544)	7
Loss before income taxes	(39,086)	(29,070)	(64,845)	(81,634)
Provision for income taxes	3	28	14	78
Net loss	$(39,089)	$(29,098)	$(64,859)	$(81,712)
Net loss per share, basic and diluted	$(0.64)	$(0.60)	$(1.19)	$(1.71)
Weighted-average shares outstanding, basic and diluted	61,051,350	48,694,324	54,708,205	47,701,369

	September 30, 2024	December 31, 2023
Cash and cash equivalents, and short-term investments	$143,651	$114,179
Working capital	133,864	99,510
Total assets	239,887	225,099
Total debt	1,645	2,880
Long-term obligations	36,713	48,424
Total liabilities	73,126	95,658
Total stockholders' equity	166,761	129,441

Revenue

The following table shows revenue by customer type (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023		2024	2023
Pharma tests and services	$15,698	$7,997	96%	$38,707	$20,413	90%
Enterprise sales	5,264	7,812	(33%)	21,194	24,656	(14%)
Population sequencing	4,431	2,400	85%	7,211	8,405	(14%)
Other	316	38	*	702	332	*
Total revenue	$25,709	$18,247	41%	$67,814	$53,806	26%
* Not meaningful

The following table shows customers that made up at least 10% of total revenue in each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Moderna, Inc.	33%	*	28%	*
Natera, Inc.	20%	43%	31%	46%
VA MVP	17%	13%	11%	16%
Merck & Co., Inc.	*	12%	*	*
* Less than 10% of revenue

Pharma tests and services

Revenue from pharma tests and services increased 96%, or $7.5 million, in the third quarter of 2024, and increased 90%, or $18.3 million, in the first nine months of 2024. The primary driver was increases in revenue from one of our personalized cancer therapy customers that ramped up clinical trial patient enrollments. Revenue from this customer increased $7.9 million in the third quarter of 2024 and $15.6 million in the first nine months of 2024. Revenue from this customer is expected to decline over the next few quarters until this customer enrolls patients in its next set of clinical trials. The remainder of revenue increases in the first nine months of 2024 came from a small number of our largest pharmaceutical customers.

Enterprise sales

Revenue from enterprise sales decreased 33%, or $2.5 million, in the third quarter of 2024 due to a decrease in the number of samples we processed for Natera and lower selling prices. The number of samples we processed decreased by approximately 10%, with lower selling prices accounting for the remainder of the revenue decrease.

Revenue from enterprise sales decreased 14%, or $3.5 million, in the first nine months of 2024 due to lower selling prices. The number of samples we processed for Natera increased by over 18%, but such increase was offset by lower selling prices.

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

Population sequencing

Population sequencing revenue is made up entirely of sales to the VA MVP. Revenue recognized each period is impacted by timing of our fulfillment of samples under each annual task order. The increase in revenue of 85%, or $2.0 million, in the third quarter of 2024 was due to an increase in the number of samples we processed because we fulfilled the VA MVP's 2023 annual task order in alignment with the VA MVP's fiscal year-end (September 2024), partially offset by a slight drop in selling prices. The decrease in revenue of 14%, or $1.2 million, in the first nine months of 2024 was due to a decrease in the number of samples we processed in addition to a slight drop in selling prices.

Our annual task orders from the VA MVP in 2024, 2023, and 2022 were $7.5 million, $7.5 million, and $10.0 million, respectively. Our contract with the VA MVP does not include specific testing turnaround times. Therefore, we may modulate the volume of samples processed from the VA MVP to accommodate sample volumes from other customers, which can vary from period to period. We anticipate fulfilling the new task order received in September 2024 during the first three quarters of 2025.

Other revenue

Other revenue increased $0.3 million in the third quarter of 2024 and $0.4 million in the first nine months of 2024, primarily due to increased sales of our NeXT Dx diagnostic test.

Costs and Expenses

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023		2024	2023
	(in thousands)			(in thousands)
Cost of revenue	$16,964	$14,766	15%	$45,539	$40,803	12%
Research and development	11,683	16,738	(30%)	37,411	51,163	(27%)
Selling, general and administrative	11,444	11,971	(4%)	35,019	38,202	(8%)
Lease impairment	—	5,565	(100%)	—	5,565	(100%)
Restructuring and other charges	—	—		—	4,037	(100%)
Total costs and expenses	$40,091	$49,040	(18%)	$117,969	$139,770	(16%)

Cost of revenue

Cost of revenue increased 15%, or $2.2 million, in the third quarter of 2024, and increased 12%, or $4.7 million, in the first nine months of 2024, due to higher revenue levels. The corresponding revenue increases were 41% and 26%, respectively. Cost of revenue increased at a lesser rate as compared to the corresponding revenue increases primarily because of lower labor costs resulting from workforce reductions and operational efficiencies.

Specific components of the increase in the third quarter of 2024 were a $2.4 million increase in direct material costs to support higher revenue levels and a $0.3 million increase in allocated facilities and equipment costs, partially offset by a $0.5 million decrease in labor costs.

Specific components of the increase in the nine months of 2024 were a $5.8 million increase in direct material costs to support higher revenue levels and a $1.9 million increase in allocated facilities and equipment costs (mainly due to moving our laboratory from our prior Menlo Park facility to our Fremont facility), partially offset by a $2.1 million decrease in labor costs and a $0.9 million decrease in shared laboratory costs due to greater usage of our laboratory capacity for R&D projects.

Research and development

The decreases in research and development expenses of 30%, or $5.1 million, in the third quarter of 2024, and 27%, or $13.8 million, in the first nine months of 2024 were primarily due to cost savings from our workforce reductions in 2023 and lower sample processing costs for product development, collaborations, and clinical evidence generation.

Specific components of the decrease in the third quarter of 2024 were a $2.9 million decrease in sample processing costs incurred in our laboratory for product development, collaborations, and clinical evidence generation; a $1.4 million decrease in personnel-related costs driven by our workforce reductions; and a $0.8 million decrease in allocated facilities costs.

Specific components of the decrease in the first nine months of 2024 were a $5.8 million decrease in personnel-related costs driven by our workforce reductions, a $4.4 million decrease in allocated facilities costs (primarily due to a reduction in R&D usage of our facilities relative to other functions, as well as lower facilities costs in general), and a $3.6 million decrease in sample processing costs incurred in our laboratory for product development, collaborations, and clinical evidence generation.

Selling, general and administrative

The decreases in selling, general and administrative expenses of 4%, or $0.5 million, in the third quarter of 2024, and 8%, or $3.2 million, in the first nine months of 2024 were primarily due to lower professional outside services expenses and cost savings from our workforce reductions in 2023.

Specific components of the decrease in the third quarter of 2024 were a $1.1 million decrease in professional outside services and a $0.6 million decrease in office equipment costs, partially offset by a $0.7 million increase in allocated facilities costs and $0.5 million in other miscellaneous costs.

Specific components of the decrease in the first nine months of 2024 were a $2.3 million decrease in personnel-related costs, a $2.3 million decrease in professional outside services, and a $0.6 million decrease in office equipment costs; partially offset by a $1.4 million increase in allocated facilities costs and $0.6 million increase in marketing costs such as trade shows expenses.

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

The $4.0 million charge recognized in the first nine months of 2023 was comprised of $3.4 million in one-time employee termination benefits (including costs related to termination of our former China employees) and $0.6 million of other noncash charges (primarily asset disposals and impairments in connection with the closure of our China operations).

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023		2024	2023
Interest income	$1,384	$1,706	(19%)	$3,879	$4,424	(12%)
Interest expense	(7)	(15)	(53%)	(25)	(101)	(75%)
Other income (expense), net	(26,081)	32	*	(18,544)	7	*
Total	$(24,704)	$1,723		$(14,690)	$4,330
* Not meaningful

Interest income and interest expense

The decreases in interest income were due to lower average investment balances, partially offset by increased yields. Interest expense is the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

In November 2023, we issued the Tempus Warrants. The Tempus Warrants included a provision under which the total number of shares issuable upon settlement were subject to adjustment. Consequently, the Tempus Warrants were classified as liability instruments while outstanding and subject to remeasurement at each balance sheet date, with changes in fair value recognized as other income (expense). We recognized noncash losses of $26.0 million and $18.3 million in the third quarter of 2024 and the first nine months of 2024, respectively, as a result of increases in the fair value of the Tempus Warrants since December 31, 2023. In August 2024, Tempus exercised in full the Tempus Warrants for $18.4 million in cash. There will be no further noncash gains or losses associated with the Tempus Warrants going forward.

Separately, upon dissolution of our China entity (Personalis (Shanghai) Ltd) during the first quarter of 2024, we reclassified an accumulated foreign currency translation loss of $0.2 million to other income (expense).

Liquidity and Capital Resources

The following table presents selected financial information (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents, and short-term investments	$143,651	$114,179
Property and equipment, net	50,231	57,366
Contract liabilities	3,578	7,216
Working capital	133,864	99,510

From our inception through September 30, 2024, we have funded our operations primarily from $279.8 million in net proceeds from our follow-on equity offerings in August 2020 and January 2021, $144.0 million in net proceeds from our IPO in June 2019, $89.6 million from issuance of redeemable convertible preferred stock, $36.2 million from Tempus exercising warrants and purchasing additional shares under an investment agreement (see Note 8, "Related Party Transactions" in our unaudited consolidated financial statements for additional information), $33.6 million in net proceeds from our at-the-market ("ATM") sales facility (see Note 2, "Summary of Significant Accounting Policies" in our unaudited consolidated financial statements for additional information), as well as cash from operations and debt financings. As of September 30, 2024, we had cash and cash equivalents of $75.8 million and short-term investments of $67.9 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments, together with cash provided by operating activities, are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our services or other risks described in this Quarterly Report on Form 10-Q, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. We filed a sales agreement prospectus in December 2023 pursuant to which we may offer and sell up to an aggregate amount of $50.0 million of shares of our common stock through our ATM facility. As of September 30, 2024, $19.3 million in common stock remained available for future issuance under the ATM facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

Cash Flows

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(37,354)	$(42,840)
Net cash (used in) provided by investing activities	(8,886)	24,737
Net cash provided by financing activities	65,071	1,215

The $5.5 million decrease in cash used in operating activities was due to lower operating expenses, particularly as a result of our 2023 reductions in workforce, and higher gross margin (due to a combination of higher revenue levels and higher gross margin percentage). These increases in operating cash flow were partially offset by changes in working capital. Notably, during the first half of 2023 we received a significant customer deposit in connection with our agreement with Moderna to support its ongoing clinical trials project for development of a personalized cancer vaccine and the customer deposit did not repeat in 2024. We also paid more in rent during the first nine months of 2024 as compared to 2023 for our Fremont headquarters due to the end of a free rent period plus escalating rent payments. Furthermore, we paid more to vendors during the first nine months of 2024 as compared to 2023 due to timing of vendor shipments and billings.

The $33.6 million decrease in cash provided by investing activities was due to investment of our cash into short-term investments, partially offset by a $7.0 million reduction in capital expenditures.

The $63.9 million increase in cash provided by financing activities was due to $27.5 million higher net proceeds from sales of common stock under our ATM facility, $36.2 million from Tempus exercising warrants and purchasing additional shares under an investment agreement, and $1.5 million lower repayments of loans; partially offset by $0.8 million payments of costs associated with the Tempus investment, and $0.5 million lower proceeds from our employee stock purchase program.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of variable costs of revenue, operating expenditures, capital expenditures, property leases, and other spend. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $143.7 million as of September 30, 2024, as well as anticipated cash receipts from customers. To fund our material cash requirements in the short- and long-term, we may also seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

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

Capital expenditures. Capital expenditures are expected to be lower in 2024 from 2023 levels as we completed our planned significant laboratory capacity additions in 2023. Going forward, our capital expenditures are expected to consist primarily of laboratory equipment and computer equipment. We currently expect capital expenditures to be approximately $1 million in 2024 and between $5 million to $6 million in each of the years 2025 and 2026.

Property leases. Our noncancelable operating lease payments were $72.6 million as of September 30, 2024. The timing of these future payments, by year, can be found in Part I, Item 1 of this Form 10-Q in the Notes to Unaudited Consolidated Financial Statements in Note 7, “Leases.”

Other. As of September 30, 2024, we have an outstanding noninterest bearing loan that was used to finance the purchase of equipment for our laboratory. We owe a total of $1.6 million, of which the majority is payable in 2025. Further discussion of the loan can be found in Part I, Item 1 of this Form 10-Q in the Notes to Unaudited Consolidated Financial Statements in Note 6, “Loans.”

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

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our unaudited consolidated financial statements for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2024, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

See the section titled “Contingencies” in Note 11 to our unaudited consolidated financial statements.

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

Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our unaudited consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition, and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (Annual Report), which was filed with the SEC on February 28, 2024; provided, however, no asterisk is included if the only changes are to reflect our most recently reported financial information and/or one or more insignificant changes.

Operational, Strategic and Business Risks

We have a history of losses and we expect to incur significant losses for the foreseeable future and may not be able to generate sufficient revenue to achieve or sustain profitability.

We have incurred net losses since our inception. For the years ended December 31, 2023, 2022, and 2021 we had net losses of $108 million, $113 million and $65 million, respectively. For the nine months ended September 30, 2024, we had a net loss of $64.9 million. As of September 30, 2024, we had an accumulated deficit of $534 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Some of our present or potential competitors, including Adela, Inc., BostonGene Corporation, Caris Life Sciences, Inc., Foresight Diagnostics Inc. (“Foresight”), Freenome, Inc., Fulgent Genetics, Inc., Geneseeq Technology Inc., GRAIL, Guardant Health, Inc., Haystack Oncology, Inc., which was acquired by Quest Diagnostics Incorporated in June 2023, Invitae Corporation, MedGenome Inc., Myriad Genetics, Inc., Natera, NeoGenomics, Inc., Novogene Corporation, Predicine, Inc., Roche Molecular Systems, Inc., Tempus, and Veracyte, Inc. may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD testing offerings. During the nine months ended September 30, 2024, revenue under our agreement accounted for 31% of our total revenue, respectively. See “—We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. We expect our commercial relationship with Natera to wind down by the end of 2024 and, if we are unable to grow our customer base and diversify our revenue concentration, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” In addition, our present or potential competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services, which could force us to lower the price of our services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized products or services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, or if we cannot maintain successful customer or supply relationships with Natera, Illumina or other present or potential competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenue or achieving or sustaining profitability.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from two of our largest customers, Natera and Moderna, and in the past have derived a substantial portion of our revenue from another of our largest customers, the VA MVP.*

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from Natera, which accounted for 31% of our revenue for the nine months ended September 30, 2024. We also derive a significant portion of our revenue from Moderna, which accounted for 28% of our revenue for the nine months ended September 30, 2024. We previously derived a significant portion of our revenue from the VA MVP, which more recently accounted for 11% of our revenue for the nine months ended September 30, 2024. Our top five customers, including Natera, Moderna, and the VA MVP, accounted for 84% of our revenue for the nine months ended September 30, 2024. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond Natera, Moderna, and the VA MVP, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if we do not win future VA MVP renewals with a value comparable to that of our historical contracted orders, it may have a material adverse effect on our revenue, cash position, and results of operations. Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Likewise, if Natera, Moderna or any of our other significant customers were to reduce or cease their use of our services, then our revenue, cash position, and results of operations may be materially adversely impacted. Further, if any of our significant customers were to stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. We expect our commercial relationship with Natera to wind down by the end of 2024 and, if we are unable to grow our customer base and diversify our revenue concentration, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.*

In February 2021, we entered into a partnership in the field of personalized oncology with Natera, pairing our NeXT tumor profiling and diagnostic services and products with Natera’s personalized ctDNA platform Signatera™ for treatment monitoring and MRD assessment. Under this non-exclusive agreement, Natera is responsible for validating the design of, and commercialization of, Signatera personalized ctDNA assays using matched tumor and normal exome sequence data from us. The agreement covers MRD testing for both clinical use and research use. Since that time, Natera’s sample volumes have increased such that we currently derive a significant portion of our revenue from sales of our DNA sequencing and data analysis services to Natera under our agreement. For example, revenue under our agreement accounted for 31% of our total revenue for the nine months ended September 30, 2024. In November 2023, we amended our agreement to extend minimum volume commitments through the end of 2024. Upon expiration of the term of the amended agreement, we expect our commercial relationship with Natera to terminate as we are aware that Natera plans to bring such services in-house in lieu of purchasing such services from us. We are also aware of at least one third party supplier of DNA sequencing and analysis services, such that Natera has elected, and may continue to elect in the future, to send a portion (or all) of its samples to its other supplier(s) instead of us, which it is not contractually prohibited from doing, given the non-exclusive nature of our agreement. Our agreement with Natera requires us to achieve certain quality and turnaround time metrics for Natera samples. Recently, the volumes of samples sent to us by Natera have fluctuated significantly and may continue to do so for the remainder of the term of the agreement, which could cause us to experience difficulty in achieving such metrics from time to time, or to meet our other obligations under our agreement.

Additionally, Natera or other customers may allege that any failures to achieve the required metrics are a breach of our agreement and seek to terminate our agreement prior to its expiration and/or pursue any remedies available to it under the agreement, at law or in equity. Relatedly, we have incurred expenses in connection with our scale-up activities under our agreement with Natera, and we may incur additional expenses in the future to increase our laboratory’s capacity to process increased sample volumes from our other customers. Our activities under our agreement with Natera have had, and activities with our other customers may in the future have, an impact on our business, including diversion of our resources and the attention of our management, including with respect to our internal research and development objectives and projects for our other customers, collaborators and/or partners. If we are unable to successfully increase our laboratory’s capacity and manage any such competing objectives and/or projects for other customers, we may be unable to meet the quality and timing requirements of our agreement with Natera or our other customers, collaborators and/or partners. We may also be unable to successfully research, develop, launch and/or commercialize our services or service capabilities. Furthermore, our NeXT Personal test is a next-generation, tumor-informed liquid biopsy assay designed to detect and quantify MRD and recurrence in patients previously diagnosed with cancer. If NeXT Personal or any of our other services is seen as competing with Signatera or any of Natera’s other services, we will still be required to fulfill our obligations to Natera under our agreement, although Natera may elect to send a portion (or all) of its samples to its other supplier(s) and/or bring such services in-house. If the volume of samples received under our agreement with Natera were to be significantly reduced or eliminated, or if our agreement with Natera were to be terminated or not renewed after expiration, and we are unable to grow our customer base and diversify our revenue concentration timely, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.

We have derived a substantial portion of our current revenue from DNA sequencing and data analysis services that we provided to one of our largest customers, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services continues to be substantially reduced, or if our new contract with the VA MVP were to be terminated, our business, financial condition, revenue and other operating results, and cash flows will be materially harmed.*

We have derived a substantial portion of our revenue from sales of our DNA sequencing and data analysis services to the VA MVP. In September 2017, we entered into a one-year contract with three one-year optional renewal periods with the VA for the VA MVP, pursuant to which we received contracted orders from the VA MVP in September 2017, 2018, 2019, 2020, and 2021. In September 2022, we entered into a new contract with the VA MVP to continue providing them WGS services and received an initial task order with a value of up to $10.0 million (the "2022 VA MVP Agreement"). The performance period under the new contract includes a base period of one year, with four one-year renewal option periods that may be exercised upon discretion of the VA MVP. In September 2024, we received a third task order with a value of up to $7.5 million, subject to the receipt of samples from the VA MVP. There is no guarantee that the VA MVP will exercise any subsequent renewal option.

The VA MVP’s contracted orders for DNA sequencing and data analysis services have fluctuated significantly in value over time and are subject to the availability of funding, enrollment of veterans in the VA MVP study, and the VA MVP’s continued demand, if any, for our services among other factors. For example, the VA MVP contracted order received in September 2020 had a value of $30.9 million, whereas annual orders received in subsequent years had values of $10.0 million or less, which represents a substantial decline. We have no certainty that funding will be made available for our services, or that the VA MVP will award any future contracts, contract renewals or contracted orders to us. The priorities of the VA, the VA MVP, or the U.S. government may change, including in response to a health epidemic or pandemic. For example, funding for our services may be limited or not available, and our business, financial condition, and operating results and cash flows will be materially harmed. Similarly, if we do not win future VA MVP contracts and renewals (whether due to being outbid by a competitor or the VA MVP’s decision not to award a future contract on a timely basis or at all, or to terminate for convenience or failure to renew any contract, for whatever reason) with a value comparable to that of our historical contracted orders, our business, financial condition, revenue and other operating results and cash flows may be materially harmed.

We have only recognized revenue under our VA MVP contract upon the receipt and processing of samples, and the timing and number of VA MVP samples we have received has been and could in the future be negatively affected by factors beyond our control, which has resulted, and may result in the future, in delaying our ability to process and recognize revenue for such samples. For example, the revenue we recognized during the contract year that began in September 2020 significantly exceeded the value of the VA MVP contracted order we received in September 2020 because we continued to receive after such date, and subsequently processed, samples under VA MVP contracted orders that remained unfulfilled as of September 2020 due to the time required for the VA to select optimal samples from its collection for research and then provide us those samples. Therefore, period-to-period comparisons of our operating results relating to VA MVP contracted orders may not be meaningful. The timing and number of VA MVP samples may also be negatively affected by a public health crisis. For example, in March 2020, the VA MVP announced that it was suspending sample collection due to the COVID-19 pandemic. In addition, we believe the COVID-19 pandemic may have been a contributing factor to the reduction in values of contracted orders received in 2021 and later years compared to the September 2020 contract order, as the VA MVP delayed new enrollment and also may have needed to divert resources to respond to the pandemic. A health epidemic or pandemic may negatively impact the value of any potential new VA MVP contract or order.

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

If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.*

In the ordinary course of our business, we, and the third parties with whom we work, collect, process, receive, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and store (collectively, “process”) proprietary, confidential, and sensitive information, including protected health information (“PHI”), personal information, credit card and other financial information, intellectual property, trade secrets, medical information, biometric information and genomic information (collectively, “sensitive information”) owned or controlled by ourselves or our customers, payors, and other parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to increase, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including the war between Russia and Ukraine, the state of war between Israel and Hamas and the risk of a larger regional conflict, we, and the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our platform, products, and services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, attacks enhanced or facilitated by artificial intelligence ("AI"), software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, natural disasters, terrorism, and other similar threats. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. Most of our employees are working remotely at least part of the time and such remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, on-site systems and cloud-based data centers, systems handling human resources, financial reporting and controls, customer relationship management, regulatory compliance, and other infrastructure operations. We also communicate sensitive data, including patient data, electronically, and through relationships with multiple third-party vendors and their subcontractors. These applications and data encompass a wide variety of sensitive information, including research and development information, patient data, commercial information, and business and financial information. Our ability to monitor these third parties’ security practices is limited, and these third parties may not have adequate security measures in place. If the third-parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third-parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or that of the third-parties with whom we work supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services.

Despite the measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from conducting tests, preparing and providing reports to our customers, billing customers, collecting revenue, handling inquiries from our customers, conducting research and development activities, and managing the administrative aspects of our business. For example, in 2018, we experienced downtime in our information technology systems in connection with the adoption of new information technology, and our results of operations in the first and second quarters of 2018 were adversely affected as a result. In 2024, we experienced downtime in our information technology systems due to human error in connection with an upgrade by one of our third-party vendors to one of our information technology systems. Our results of operations were not materially adversely affected in the case of the latter downtime. Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our platform, products, and services.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain certain measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities, including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Further, if the information technology systems of the third parties with whom we work become subject to security incidents, we may have insufficient recourse against such third parties, and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our tests and services and otherwise conduct our business in the ordinary course.

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

Applicable data privacy and security obligations, including applicable federal and/or state breach notification laws and foreign equivalents, as well as public company disclosure obligations, may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, regulatory authorities and our stockholders, of certain security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal information); litigation (including class claims) and mass arbitration; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers or partners to stop using our platform, products, and services, deter new customers or partners from using our platform, products, and services, and negatively impact our ability to grow and operate our business. Whether a cybersecurity incident is reportable to our stockholders may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide.

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

extension thereto) (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in such framework), these mechanisms are susceptible to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the U.S. If there is no lawful manner for us to transfer personal information from the EEA, the U.K. or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and U.K. to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. EEA countries may also introduce national legislation further limiting the processing of personal genetic, biometric, or health data, which could limit our ability to collect, use and share data originating from the EEA, or could cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition. The U.S. is also increasingly scrutinizing certain personal data transfers and may impose data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

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

If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions

(e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing data privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, clinical trials); interruptions or stoppages of data collection needed to train our algorithms; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our platform, products, and services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine and the two countries are now at war. In addition, in October 2023, Hamas attacked Israel which provoked a state of war, and there is now a larger regional conflict. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could continue to affect, and potentially materially adversely affect, global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

Insiders may exercise significant control over our company and will be able to influence corporate matters.*

Our directors, executive officers and their affiliates, and holders of greater than five percent of our outstanding common stock, if they were to act together, would be able to exercise significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock and may not be in the best interests of our other stockholders. In addition, pursuant to the Tempus Agreement (see Note 8 to our consolidated financial statements included in this report), Tempus has agreed to certain voting commitments that require Tempus to vote the shares it acquired from exercising the Tempus Warrants in accordance with the recommendations of the majority of our board of directors with respect to director nominations for any meeting of our stockholders occurring on or before December 31, 2025, as well as various compensation-related matters. These voting commitments terminate on when the parties’ exclusivity obligations expire or terminate under the Tempus Agreement.

Future sales of shares by existing stockholders, or the perception that such sales could occur, could cause our stock price to decline.

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of September 30, 2024, we had 70,638,190 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans as of September 30, 2024 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our last fiscal quarter, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted written plans for the sale of our securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Aaron Tachibana, Chief Financial Officer and Chief Operating Officer	Adoption	September 11, 2024	X		269,901	September 11, 2025
Richard Chen, Executive Vice President, Research and Development, and Chief Medical Officer	Adoption	September 23, 2024	X		658,505	December 2, 2025

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	6/24/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38943	3.1	10/31/2022
4.1Ω	Investment Agreement, dated August 16, 2024, by and between Personalis, Inc. and Tempus AI, Inc.	8-K	001-38943	4.1	8/16/2024
10.1Ω‡	Amendment No. 1 to the Commercialization and Reference Laboratory Agreement, dated August 16, 2024, by and between Personalis, Inc. and Tempus AI, Inc.	8-K	001-38943	10.1	8/16/2024
10.2*	Amendment No. 2 to the Commercialization and Reference Laboratory Agreement, dated September 20, 2024, by and between Personalis, Inc. and Tempus AI, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

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

Date: November 6, 2024	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)