Form 10-K
period 2024-12-31
Personalis, Inc.
filed 2025-02-27
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, as of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $71,600,000 based on the closing price reported for such date on the Nasdaq Global Market.

88,263,269 shares of common stock were issued and outstanding as of February 21, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relating to its 2025 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PERSONALIS, INC.

Form 10-K

For the Year Ended December 31, 2024

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
•
estimates of our total addressable market, future revenue and the timing thereof, expenses, use of cash and other resources, cost savings, capital requirements, and our needs for additional financing and our ability to obtain financing when needed;
•
future reimbursement and reimbursement rulings;
•
our business strategies, including our aim to focus on certain indications and the timing thereof;
•
the benefits of our products and services, including their ability to increase the probability of clinical trial success;
•
our ability to enter into and compete effectively in existing and new markets, with existing competitors and new market entrants;
•
our ability to manage and grow our business by expanding our sales to existing customers or introducing our services and products to new customers;
•
our sales, marketing and commercialization plans and strategies, including the expected benefits of and activities to be performed under our Commercialization and Reference Laboratory Agreement with Tempus AI, Inc. ("Tempus");
•
our future business with the U.S. Department of Veterans Affairs' Million Veteran Program, Natera, Inc., Moderna, Inc. ("Moderna"), and other collaboration partners and customers;
•
our belief that approval of personalized cancer therapies by the U.S. Food and Drug Administration may drive benefits to our business;
•
our ability to benefit from the scaling of our infrastructure and capacity at our headquarters facility in Fremont;
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
•
the impact of our previous reductions in force on our operations and operating results; and
•
our ability to maintain proper and effective internal controls.

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

Summary of Risk Factors

The following is a summary of the principal risks and uncertainties that could materially adversely affect our business, financial condition, or results of operations. You should read this summary together with the more detailed description of risk factors below under Item 1A, “Risk Factors."

Operational, Strategic and Business Risks

•
We have a history of losses and we expect to incur significant losses for the foreseeable future and may not be able to generate sufficient revenue to achieve or sustain profitability.
•
If we are unable to increase sales of our current services or successfully develop and commercialize other services or products, or if we are unable to execute our sales and marketing strategy for our services or unable to gain sufficient acceptance in the market, or if we are unable to generate sufficient reimbursement or coverage by insurance or governmental payors for our products, we may fail to generate sufficient revenue to achieve profitability and sustain our business.
•
We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from two of our largest customers, Natera and Moderna, and in the past have derived a substantial portion of our revenue from other large customers.
•
Building our clinical laboratory business is subject to a number or reimbursement challenges and we may not be able to establish the medical necessity of our tests for coverage or reimbursement rates that cover our costs.
•
We are pursuing a partner-centric strategy and have key relationships with Tempus, Myriad Genetics, Inc, Moderna, and Merck & Co., Inc., among others. These and any other partnering and/or collaboration agreements that we have entered into or may enter into in the future may not be successful, or may terminate, which could adversely impact our business or affect our ability to develop and commercialize our services and products.
•
We rely on a limited number of suppliers, or in some cases, a sole supplier, for some laboratory instruments and materials, and we may not be able to replace or immediately transition to alternative suppliers should we need to do so.
•
We have a single facility and if it becomes damaged or inoperable, or we are required to vacate our facility, our ability to sell and provide our services and pursue research and development efforts may be jeopardized.
•
If we cannot develop services and products to keep pace with rapid advances in technology, medicine, and science our operating results and competitive position could be harmed.
•
Personalized cancer therapies represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development, or delays in achieving, or inability to achieve regulatory approval, commercialization, or payor coverage, any of which could adversely affect our business.
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
•
Competitors could take legal action against us for statements that are made by the company and/or its representatives, which may require us to spend significant time and money, including damages, and could limit our ability to market our tests.

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
•
Insiders or holders of greater than five percent of our outstanding common stock may exercise significant control over our company and will be able to influence corporate matters.
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

PART I

Item 1. Business.

Company Background

Personalis develops, markets, and sells advanced cancer genomic tests and services. Our services are used by pharmaceutical companies for translational research, biomarker discovery, the development of personalized cancer therapies, and for clinical trials. Our tests are used by physicians to detect residual or recurrent cancer in patients, monitor cancer response to therapy, and uncover insights for therapy selection. We also provide whole exome and whole genome sequencing services for other diagnostic companies and population sequencing initiatives.

We perform our testing services in a large-scale, high quality, Clinical Laboratory Improvement Amendments of 1988 ("CLIA") certified and College of American Pathologists (“CAP”) accredited, laboratory located in our 100,000 square foot headquarters in Fremont, California. We were incorporated under the laws of the state of Delaware in 2011 under the name Personalis, Inc. and became a publicly-traded company in 2019.

Products

For pharmaceutical and biopharmaceutical companies

NeXT Personal

NeXT Personal is a tumor-informed liquid biopsy test for detection of minimal residual disease ("MRD"), therapy response and recurrence monitoring, in solid tumor cancers. It delivers industry-leading, ultra-high sensitivity, which we believe allows for detection of cancer earlier than other technologies. NeXT Personal helps answer these questions: Who are the right patients to enroll into a clinical trial? How are patients responding to the investigational therapy? Can circulating tumor DNA ("ctDNA") potentially be used as an endpoint in clinical trials?

ImmunoID NeXT

ImmunoID NeXT is a tissue-based service that combines whole exome and whole transcriptome sequencing data with advanced analytics to provide a multi-dimensional view of the tumor and the tumor microenvironment from a single sample. It is designed to enable the development of more efficacious cancer (immuno) therapies and the next-generation of composite biomarkers to better predict patient response. ImmunoID NeXT helps answer these questions: What are the markers and composite biomarkers in the tumor and the tumor microenvironment that contribute to therapy response and resistance? What are the neoantigens in the tumor that can be used in individualized neoantigen therapy (INT)?

For cancer patients

NeXT Personal Dx

NeXT Personal Dx is a tumor-informed liquid biopsy test for the detection of MRD. We believe NeXT Personal Dx is the first ultra-sensitive test on the market to detect MRD and monitor therapy response in patients with solid tumor cancers. NeXT Personal Dx has been shown to potentially detect cancer recurrence ahead of traditional imaging and is designed to aid decision making throughout a patient's cancer journey. NeXT Personal Dx involves the initial whole genome sequencing of matched tumor and normal samples from a patient in order to create a personalized detection assay for that patient based on the biology of the patient's cancer and the subsequent use of that personalized assay to test one or more samples of the patient's blood/plasma. NeXT Personal Dx helps answer these questions: Does the patient still have cancer after curative intent treatment? How is the patient's cancer responding to therapy? And, importantly, has the cancer potentially recurred?

NeXT Dx

NeXT Dx is a comprehensive tumor profiling test that is used to help select therapy for a cancer patient and identify potential clinical trials for a patient. It analyzes a patient’s exome and transcriptome with matched tumor-normal analysis. We believe it improves chances of finding an effective therapy or help a doctor find an appropriate clinical trial. NeXT Dx helps answer the question: What are the tumor mutations with actionable therapies and clinical trials for the patient?

For diagnostics companies and population sequencing initiatives

WES

We perform whole exome sequencing ("WES") of cancer tissue and matched blood samples for diagnostic companies as an input to their products.

WGS

We perform whole genome sequencing ("WGS") on human samples for research projects, such as population sequencing initiatives.

Markets and Distribution

Our customers include pharmaceutical companies, biopharmaceutical companies, diagnostics companies, universities, non-profits, government entities, and patients. We sell through a small direct sales force, organized by geography. In November 2023, we entered into an agreement with Tempus AI, Inc. ("Tempus") to co-commercialize NeXT Personal Dx in the clinical diagnostics market. In December 2024, we agreed to expand the relationship to include biopharma industry customers. Under this expanded relationship, Tempus can offer our NeXT Personal MRD product to pharmaceutical and biotech customers who wish to bundle our tumor-informed MRD testing with other Tempus offerings in a given study.

The principal markets for our products are in the United States, Europe (including the U.K.), and rest of the world, including Asia-Pacific, which accounted for 96%, 3%, and 1%, respectively, of our revenue for the year ended December 31, 2024.

Clinical Evidence and Reimbursement

Generating clinical evidence is critical for driving adoption of our tests in the clinical market (i.e., for cancer patients) and establishing reimbursement by Medicare and private insurance companies. To this end, one of our key strategies is working with a growing number of leading cancer centers and world-class academic research institutions to build and publish the clinical evidence-base to support our products and services in our key indications. Because of the ultra-high sensitivity of our technology, we are initially focusing on three indications: breast cancer, lung cancer, and immunotherapy (IO) monitoring. We currently have collaborations with Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); Institut Curie, The Royal Marsden; the Vall d'Hebron Institute of Oncology (VHIO); the University of California, San Diego, Duke University; Vanderbilt University and Johns Hopkins University (the PREDICT study); the Dana-Farber Cancer Institute; the University of Texas M.D. Anderson Cancer Center; University Medical Center Hamburg-Eppendorf (also known as UKE); and Criterium and the Academic Breast Cancer Consortium.

Furthermore, generating clinical evidence is crucial to obtaining reimbursement coverage from Medicare and other payors. One of our 2025 goals is to submit for Medicare reimbursement for NeXT Personal Dx upon publication of compelling clinical evidence, and receive Medicare coverage, in at least two of our three key indications. In January 2024, we received a final Medicare coverage determination for our NeXT Dx offering, extended retroactively to August 29, 2023. We estimate that approximately half of new solid tumor cancer cases will be diagnosed in patients covered by Medicare.

Competition

Our principal competition comes from commercial and academic organizations that employ various approaches to produce information that is similar to the information that we generate for our customers. Some of our present or potential competitors include Adela, Inc., BostonGene Corporation, Caris Life Sciences, Inc., DELFI Diagnostics, Inc., Exact Sciences Corporation, Foresight Diagnostics Inc. (“Foresight”), Foundation Medicine, Inc., Freenome, Inc., Fulgent Genetics, Inc., Geneseeq Technology Inc., GRAIL, Inc., Guardant Health, Inc., Haystack Oncology, Inc., which was acquired by Quest Diagnostics Incorporated in June 2023, Laboratory Corporation of America Holdings, MedGenome Inc., Myriad Genetics, Inc., Natera, Inc. ("Natera"), NeoGenomics, Inc., Novogene Corporation, Predicine, Inc., Roche Molecular Systems, Inc., SAGA Diagnostics AB, Tempus, and Veracyte, Inc.

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

We believe that we compete favorably because of our differentiated technology, such as our ultra-sensitive approach for MRD that is able to detect cancer recurrence many months before imaging or other technologies, comprehensive data and variant calling we provide to our biopharmaceutical customers, high-quality results, and exceptional service.

Intellectual Property

Protection of our intellectual property is fundamentally important in our business. Specifically, our success is dependent on our ability to obtain and maintain proprietary protection for our unique technology, processes, and approaches, defend and enforce our intellectual property rights, and operate our business without infringing, misappropriating, or otherwise violating valid and enforceable intellectual property rights of others. We protect our research and development investments, inventions, and unique processes by relying on a combination of patents, trademarks, copyrights, trade secrets, know-how, confidentiality agreements and procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights.

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

Our patent portfolio is comprised of patents and patent applications owned by the Company. These patents and patent applications generally fall into five broad categories:

•
personalized genetic testing assays, including claims directed to methods for using sequencing data to create a personalized genetic test to monitor cancer progression, identify neoantigen candidates for personalized cancer therapy treatment, or detect the recurrence of disease at the earliest possible timepoint;
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
•
our Accuracy and Content Enhanced ("ACE") assay and NeXT platform technology, including claims directed to methods for enriching nucleic acids from a sample based on differences in various genomic features, such as GC-content, molecular size, presence of genetic variations or rearrangements, identification of biomedically interpretable variants, epigenetic modifications, and/or species-origin (e.g., human and non-human).

As of December 31, 2024, we own 30 issued U.S. patents and 16 issued foreign patents. Issued U.S. patents in our portfolio of company-owned patents are expected to expire between 2033 and 2038, excluding any additional term for patent term adjustments or patent term extensions. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2042.

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

Customer Concentration

We currently derive a significant portion of our revenue from Moderna, Inc. ("Moderna") by providing genomic testing in its ongoing clinical trials evaluating a personalized cancer therapy and Natera, Inc. ("Natera") under our partnership to provide advanced tumor analysis for use in Natera's MRD testing offerings. Natera accounted for 30% and 43% and Moderna accounted for 28% and 5% of our revenue for the years ended December 31, 2024 and 2023, respectively. We previously derived a significant portion of our revenue from the U.S. Department of Veterans Affairs Million Veteran Program ("VA MVP"), which is a large-scale population sequencing initiative. VA MVP accounted for 9% and 13% of our revenue for the years ended December 31, 2024 and 2023, respectively. Our top five customers, including the VA MVP, Moderna and Natera, accounted for 81% and 74% of our revenue for the years ended December 31, 2024 and 2023, respectively.

Segments

We manage our business as one operating segment, which is providing advanced cancer genomic tests and services for precision oncology applications, personalized testing, and other tests. We derive revenue primarily in the United States and manage our business activities on a consolidated basis. Our chief executive officer (“CEO”) is our chief operating decision maker (“CODM”) who reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire company.

Regulatory Environment

Coverage and Reimbursement

Our ability to commercialize diagnostic tests based on our technology will depend in large part on the extent to which coverage and reimbursement for our tests can be achieved. Coverage and reimbursement of new products and services is uncertain, and whether we can obtain coverage and adequate reimbursement is unknown. In the U.S., there is no uniform policy for determining coverage and reimbursement. Coverage can differ from payor to payor, and the process for determining whether a payor will provide coverage is separate from the process for setting the reimbursement rate. In addition, the U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs. Additionally, the coverage and reimbursement status of newly-approved or cleared laboratory tests, including our NeXT Personal Dx offering, is uncertain. The commercial success of our current and future products in both domestic and international markets may depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, managed care organizations, and other third-party payors.

Federal and State Laboratory Licensing Requirements

Under CLIA, a laboratory is any facility that performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of or assessment of health. CLIA requires that a laboratory hold a certificate applicable to the type of laboratory examinations it performs and that it complies with, among other things, standards covering operations, personnel, facilities administration, quality systems and proficiency testing, which are intended to ensure, among other things, that clinical laboratory testing services are accurate, reliable and timely.

To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards. Because we are a CAP accredited laboratory, the Centers for Medicare & Medicaid Services (“CMS”) does not perform this survey and inspection and relies on our CAP survey and inspection. We also may be subject to additional unannounced inspections. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. In addition, a laboratory that is certified as “high complexity” under CLIA may develop, manufacture, validate, and market proprietary tests referred to as laboratory developed tests (“LDTs”). CLIA requires analytical validation including accuracy, precision, specificity, sensitivity, and establishment of a reference range for any LDT used in clinical testing. The regulatory and compliance standards applicable to the testing we perform may change over time, and any such changes could have a material effect on our business.

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

Regulatory framework for medical devices in the United States

Pursuant to its authority under the Federal Food, Drug and Cosmetic Act (“FDC Act”), the U.S. Food and Drug Administration (“FDA") has jurisdiction over medical devices, which are defined to include, among other things, in vitro diagnostic devices (“IVDs”). The FDA regulates, among other things, the research, design, development, pre-clinical and clinical testing, manufacturing, safety, effectiveness, packaging, labeling, storage, recordkeeping, pre-market clearance or approval, adverse event reporting, marketing, promotion, sales, distribution, and import and export of medical devices. Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDC Act, also referred to as a 510(k) clearance, or approval from the FDA of a premarket approval application (“PMA”). Both the 510(k) clearance and PMA processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees.

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

On April 29, 2024, the FDA published final regulations to make explicit that IVD products are devices under the FDC Act, removing much of the FDA’s historical enforcement discretion for most LDTs. In conjunction with this final rule, the FDA proposed to phase out its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs. This final rule also provides that FDA intends to exercise enforcement discretion and generally not enforce premarket review and quality system requirements (except for requirements under Part 820, subpart M (records)) for currently marketed IVDs offered as LDTs that were first marketed prior to April 29, 2024 and intends to exercise enforcement discretion and generally not enforce premarket review requirements for LDTs approved by the New York State Clinical Lab Evaluation Program (“NYS CLEP”). Additionally, pursuant to the final rule, the FDA will gradually end its general enforcement discretion approach in five stages over a four-year period for other LDTs not approved by NYS CLEP and not already on market. Each stage of the proposed phaseout period would subject LDTs to a set of regulatory requirements.

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

If the FDA determines that our tests and associated software do not fall within the definition of an LDT, or there are other regulatory or legislative changes, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, we may be required to obtain premarket clearance for our tests and associated software under Section 510(k) of the FDC Act or approval of a PMA. We would also be subject to ongoing regulatory requirements such as registration and listing requirements, medical device reporting requirements, and quality control requirements. The regulatory requirements to which our tests are subject would depend on the FDA’s classification of our tests. The FDA has issued regulations classifying medical devices into one of three regulatory control categories (Class I, Class II, or Class III) depending on the degree of regulation that the FDA finds necessary to provide reasonable assurance of their safety and effectiveness. The class into which a device is placed determines the requirements that a medical device manufacturer must meet both pre- and post-market. On January 31, 2024, FDA announced its intent to initiate a reclassification process for most IVDs that are currently Class III (high risk), the majority of which are infectious disease and companion diagnostic IVDs, into Class II (moderate risk). This reclassification would allow manufacturers of certain types of IVDs to seek marketing clearance through the less burdensome Class II 510(k) premarket notification pathway rather than the Class III premarket approval (PMA) pathway, the most stringent type of FDA medical device review.

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

Further, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA 2022”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA 2022 also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the health reform measures of the current administration will impact the ACA.

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

In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the Medicare Clinical Laboratory Fee Schedule (the "Physician Fee Schedule") are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. CMS will use this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare reimbursement rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. Reporting of payment data under PAMA for clinical diagnostic laboratory tests has been delayed on numerous occasions. Beginning on January 1, 2018, CMS has begun using reported private payor pricing to periodically revise payment rates under the CLFS. Based on current law, between January 1, 2025 and March 31, 2025, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2025 to 2027 CLFS rates. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is still too early to predict the full impact on reimbursement for our current tests or those in development. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), as amended by Section 221 of the Continuing Appropriations and Extensions Act, 2025 the statutory phase-in of the payment reductions has been extended through 2025 with a 0% reduction cap for 2021-2025 and a 15% reduction cap for 2026 through 2028. It is unclear what impact new quality and payment programs, such as MACRA, or new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations, or cash flows.

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

Human Capital

We recognize that our employees are both our most valuable asset and our most important investment. The success of our organization is reliant upon each individual’s significant contribution to our corporate culture and goals. Our core company values include striving to be:

•
Patient-centric
•
Teachers
•
Learners
•
Execution-oriented
•
Inclusive

At a foundational level, employees receive training related to workplace safety and emergency preparedness, awareness and expectations of inclusion, required data protection, and other regulatory matters. We offer competitive total rewards programs, ongoing training and development, and a commitment to the safety and health of our employees. We also practice a commitment to diversity by including broader outreach and sourcing for candidates for new roles as well as education and a visible commitment to diversity and inclusion internally.

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

As of January 31, 2025, we had 229 employees, of which 228 were full-time employees. Of these full-time employees, 83 were in research and development, 67 in laboratory operations, 40 in commercial operations and 38 in general and administrative functions. 226 of our full-time employees were located in the United States, with the remaining two located in Europe (including the U.K.). As of January 31, 2025, more than 40% of our employees had completed a Ph.D. or other advanced science or medical degree.

None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any labor work stoppages. We consider our relations with our employees to be good. The use of independent contractors is not a material part of our workforce strategy.

Environment

We are in compliance with the regulations established by the state of California Division of Occupational Safety and Health Requirements, and California Environmental Protection Agency applicable to our operations based in Fremont, California. This includes, but is not limited to, having an Injury and Illness Prevention Program, a Hazard Communication Program, an Emergency Action Plan, a Chemical Hygiene Plan, a Bloodborne Pathogens Program, and an Exposure Control Plan, which are captured in written standard operating procedures (“SOPs”). We provide training to our employees on these SOPs. We are committed to evaluating our compliance with such regulations on a recurring basis.

Available Information

Our website is located at https://www.personalis.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including their exhibits, proxy and information statements, and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also use the investor relations page on our website as a channel of distribution for important company information, including press releases, analyst coverage and financial information regarding us, as well as corporate governance information. We also use our and our Chief Executive Officer's X (formerly Twitter) accounts (@personalisinc; @C_HallBiotech) and our Chief Executive Officer’s LinkedIn accounts (https://www.linkedin.com/company/personalis-inc/; https://www.linkedin.com/in/christopher-hall-a982a0/) as channels of distribution for important company information. Information on our website or our social media accounts is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

We have incurred net losses since our inception. For the years ended December 31, 2024 and 2023, we had net losses of $81 million and $108 million, respectively. As of December 31, 2024, we had an accumulated deficit of $550 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

If we are unable to increase sales of our current services or successfully develop and commercialize other services or products, or if we are unable to execute our sales and marketing strategy for our services or unable to gain sufficient acceptance in the market, or if we are unable to generate sufficient reimbursement or coverage by insurance or governmental payors for our products, we may fail to generate sufficient revenue to achieve profitability and sustain our business.

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

Our ability to successfully market our services that we have developed, and may develop in the future, will depend on numerous factors, including:

•
generation of sufficient reimbursement or coverage by insurance or governmental payors for our products;
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

Our principal competition comes from commercial and academic organizations that employ various approaches to produce information that is similar to the information that we generate for our customers. These commercial and academic organizations may not utilize our services or may not believe them to be superior to those tests that they currently use or others that are developed. Further, it may be difficult to educate our customers and potential customers on the benefits of our comprehensive tests compared to simpler panels provided by our competitors. For example, the information that we provide may be more challenging or require additional resources for our customers to interpret than the information provided by our competitors’ less comprehensive assays. In addition, our suppliers or competitors may announce the development of new products, services or features that results in our customers’ or potential customers’ decision to reduce, postpone or cancel orders from us while they wait to determine which products, services or features are or will be perceived as technologically superior, more commercially successful or adopted as standards in the industry; such decisions by our customers or potential customers may be influenced by their concerns regarding the potential obsolescence of data generated using our services and features if our services or features are or will not be perceived as technologically superior, commercially successful or adopted as standards in the industry.

Some of our present or potential competitors, including Adela, Inc., BostonGene Corporation, Caris Life Sciences, Inc., DELFI Diagnostics, Inc., Exact Sciences Corporation, Foresight Diagnostics Inc. (“Foresight”), Foundation Medicine, Inc., Freenome, Inc., Fulgent Genetics, Inc., Geneseeq Technology Inc., GRAIL, Inc., Guardant Health, Inc., Haystack Oncology, Inc., which was acquired by Quest Diagnostics Incorporated in June 2023, Laboratory Corporation of America Holdings, MedGenome Inc., Myriad Genetics, Inc., Natera, NeoGenomics, Inc., Novogene Corporation, Predicine, Inc., Roche Molecular Systems, Inc., SAGA Diagnostics AB, Tempus, and Veracyte, Inc. may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD testing offerings. During the year ended December 31, 2024, revenue under our agreement accounted for 30% of our total revenue. See “—We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. We expect our commercial relationship with Natera to wind down by mid-2025 and, if we are unable to grow our customer base and diversify our revenue concentration, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” In addition, our present or potential competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. We may also have disputes with our present or potential competitors. See “—Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violations may require us to spend significant time and money, and could in the future prevent us from selling our tests or impact our stock price, any of which could have a material adverse effect.”

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from two of our largest customers, Natera and Moderna, and in the past have derived a substantial portion of our revenue from other large customers.

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from Natera, which accounted for 30% and 43% of our revenue for the years ended December 31, 2024 and 2023, respectively. We also derive a significant portion of our revenue from Moderna, which accounted for 28% and 5% of our revenue for the years ended December 31, 2024 and 2023, respectively. We previously derived a significant portion of our revenue from the VA MVP, which more recently accounted for 9% and 13% of our revenue for the years ended December 31, 2024 and 2023, respectively. Our top five customers, including Natera, Moderna, and the VA MVP, accounted for 81% and 74% of our revenue for the years ended December 31, 2024 and 2023, respectively. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond Natera, Moderna, and the VA MVP, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if we do not win future VA MVP renewals with a value comparable to that of our historical contracted orders, it may have a material adverse effect on our revenue, cash position, and results of operations. See “—We have derived a substantial portion of our current revenue from DNA sequencing and data analysis services that we provided to one of our largest customers, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services continues to be substantially reduced, or if our new contract with the VA MVP were to be terminated, our business, financial condition, revenue and other operating results, and cash flows will be materially harmed.” Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Likewise, if Natera, Moderna or any of our other significant customers were to reduce or cease their use of our services, then our revenue, cash position, and results of operations may be materially adversely impacted. Further, if any of our significant customers were to stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. We expect our commercial relationship with Natera to wind down by mid-2025 and, if we are unable to grow our customer base and diversify our revenue concentration, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.

In February 2021, we entered into a partnership in the field of personalized oncology with Natera, pairing our NeXT tumor profiling and diagnostic services and products with Natera’s personalized ctDNA test Signatera™ for treatment monitoring and MRD assessment. Under this non-exclusive agreement, Natera is responsible for validating the design of, and commercialization of, Signatera personalized ctDNA assays using matched tumor and normal exome sequence data from us. The agreement covers MRD testing for both clinical use and research use. Since that time, Natera’s sample volumes have increased such that we currently derive a significant portion of our revenue from sales of our DNA sequencing and data analysis services to Natera under our agreement. For example, in 2024, revenue under our agreement accounted for 30% of our total revenue. In December 2024, we amended our agreement to extend minimum volume commitments through the second quarter of 2025. Upon expiration of the term of the amended agreement, we expect our commercial relationship with Natera to terminate as we are aware that Natera plans to bring such services in-house in lieu of purchasing such services from us. We are also aware of at least one third party supplier of DNA sequencing and analysis services, such that Natera has elected, and may continue to elect in the future, to send a portion (or all) of its samples to its other supplier(s) instead of us, which it is not contractually prohibited from doing, given the non-exclusive nature of our agreement. Our agreement with Natera requires us to achieve certain quality and turnaround time metrics for Natera samples. Recently, the volumes of samples sent to us by

Natera have fluctuated significantly and may continue to do so for the remainder of the term of the agreement, which could cause us to experience difficulty in achieving such metrics from time to time, or to meet our other obligations under our agreement.

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

We have derived a substantial portion of our revenue from sales of our DNA sequencing and data analysis services to the VA MVP. In September 2017, we entered into a one-year contract with three one-year optional renewal periods with the VA for the VA MVP, pursuant to which we received contracted orders from the VA MVP in September 2017, 2018, 2019, 2020, and 2021. In September 2022, we entered into a new contract with the VA MVP to continue providing them WGS services and received an initial task order with a value of up to $10.0 million (the "2022 VA MVP Agreement"). The performance period under the new contract includes a base period of one year, with four one-year renewal option periods that may be exercised upon discretion of the VA MVP. In September 2024, we received a third task order with a value of up to $7.5 million. There is no guarantee that the VA MVP will exercise any subsequent renewal option.

The VA MVP’s contracted orders for DNA sequencing and data analysis services have fluctuated significantly in value over time and are subject to the availability of funding, enrollment of veterans in the VA MVP study, and the VA MVP’s continued demand, if any, for our services among other factors. For example, the VA MVP contracted order received in September 2020 had a value of $30.9 million, whereas annual orders received in subsequent years had values of $10.0 million, or less, which represents a substantial decline. We have no certainty that funding will be made available for our services, or that the VA MVP will honor its payment obligations under the current contract and task order, or award any future contracts, contract renewals or contracted orders to us. The priorities of the VA, the VA MVP, or the U.S. government may change, including in response to a health epidemic pandemic or federal cost-cutting initiatives such as those recently announced and enacted by the current administration. For example, funding for our services may be limited or not available, and our business, financial condition, and operating results and cash flows will be materially harmed. Similarly, if we do not win future VA MVP contracts and renewals (whether due to being outbid by a competitor or the VA MVP’s decision not to award a future contract on a timely basis or at all, or to terminate for convenience or failure to renew any contract, for whatever reason) with a value comparable to that of our historical contracted orders, our business, financial condition, revenue and other operating results and cash flows may be materially harmed.

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

Our customers, other than the VA MVP and Natera, are primarily biopharmaceutical companies that use our services to support clinical trials, including Moderna. Our future success is substantially dependent on our ability to maintain our customer relationships and to establish new ones. Many factors have the potential to impact our customer relations, including the type of support our customers and potential customers require and our ability to deliver it, our customers’ satisfaction with our services, and other factors that may be beyond our control. Furthermore, our customers may decide to decrease or discontinue their use of our services due to changes in research and product development plans (including as a result of a public health crisis), failures in their clinical trials (which failures are statistically much more likely to occur than not at some point in the clinical development process, notwithstanding any enhanced patient stratification from the use of our proprietary tests and algorithms), financial constraints, or utilization of internal testing resources or tests performed by other parties, or other circumstances outside of our control.

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

Building our clinical laboratory business is subject to a number of reimbursement challenges and we may not be able to establish the medical necessity of our tests for coverage or reimbursement rates that cover our costs.

The coverage and reimbursement status of newly-approved or cleared laboratory developed tests, including our NeXT Dx and NeXT Personal Dx products, is uncertain. We are seeking reimbursement for our NeXT Dx and NeXT Personal Dx tests, and other in vitro diagnostic tests we may develop, and if such tests are inadequately covered by insurance or ineligible for such reimbursement, this could limit our ability to derive revenue from any such current or future tests. The commercial success of current or future services and products in both domestic and international markets may depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, or equivalent foreign programs, managed care organizations, and other third-party payors. The government and other third-party payors are increasingly attempting to contain health care costs by limiting both insurance coverage and the level of reimbursement for new diagnostic tests. As a result, they may not cover or provide adequate payment for any current or future in vitro diagnostic tests that we develop. These payors may conclude that our services or products are not medically necessary, or are less safe, less effective, or less cost-effective than existing or later-introduced services or products. These payors may also conclude that the overall cost of using one of our tests exceeds the overall cost of using a competing test, and third-party payors may not approve any current or future in vitro diagnostic tests we develop for insurance coverage and adequate reimbursement.

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

We are pursuing a partner-centric strategy and have key relationships with Tempus, Myriad, Moderna and Merck, among others. These and any other partnering and/or collaboration arrangements that we have entered into or may enter into in the future may not be successful, or may terminate, which could adversely impact our business or affect our ability to develop and commercialize our services and products.

Any current or future collaborations, including any strategic alliances or any collaborations to develop companion diagnostic tests, that we have entered (for example, our strategic alliances with Moderna and Merck; and our collaborations with Tempus; Myriad; ClearNote Health, Inc.; Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); Institut Curie; The Royal Marsden; the Vall d'Hebron Institute of Oncology (VHIO); the University of California, San Diego; Duke University; Vanderbilt University and Johns Hopkins University (the PREDICT study); the Dana-Farber Cancer Institute; the University of Texas M.D.

Anderson Cancer Center; University Medical Center Hamburg-Eppendorf (also known as UKE); and Criterium and the Academic Breast Cancer Consortium) or may enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which include that:

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
•
collaborators’ sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings; and
•
we may choose or our collaborators may request or require us to expand our facilities and/or establish new facilities domestically and/or internationally, which may significantly increase our expenses and divert resources and management’s attention. See “—We may need to continue to invest in our infrastructure in advance of increased demand for our services; our failure to accurately forecast demand would have a negative impact on our business and our ability to achieve and sustain profitability.” and “—Expansion into international markets would subject us to increased regulatory oversight and regulatory, economic, social, health and political uncertainties, which could cause a material adverse effect on our business, financial position, and results of operations.”

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

We have a single facility and if it becomes damaged or inoperable, or we are required to vacate our facility, our ability to sell and provide our services and pursue research and development efforts may be jeopardized.

We currently derive our revenue from our genomic analysis conducted in our laboratories. Currently, our only clinical reference or research and development laboratory facility is in Fremont, California. Our laboratory facility and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fires, earthquakes, flooding, and power outages, which may render it difficult or impossible for us to sell or perform our services for some period of time. Northern California continues to experience serious fires and the San Francisco Bay Area is considered to lie in an area with earthquake risk. The inability to sell or to perform our sequencing and analysis services, disruptions in our operations, or the backlog of samples that could develop if our laboratory facility is inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation or such relationships in the future. For example, from January 2023 through April 2023, we experienced substantial disruption to use of our laboratory facility due to a failure of an electrical bus duct serving that facility. Furthermore, our laboratory facility and the equipment we use to perform our services and our research and development work could be costly and time-consuming to repair or replace.

Additionally, a key component of our research and development process involves using biological samples as the basis for the development of our services, and our services typically involve using biological samples provided by or on behalf of our customers or collaborators. In some cases, these samples are difficult to obtain. If the parts of our laboratory facility where we store these biological samples were damaged or compromised, or if these biological samples or the resulting data were otherwise lost, damaged or compromised due to equipment malfunction, human error or other causes, our ability to pursue our research and development projects or provide our services, as well as our reputation, could be jeopardized. For example, we have experienced from time to time, and may experience in the future, equipment malfunctions that have resulted in lost, damaged or compromised samples or resulting data. We carry insurance for damage to our property or to our customer's property while in our possession, and we also carry insurance for the disruption of our business, but these types of insurance may not be sufficient to cover all of our potential losses or liabilities and may not continue to be available to us on acceptable terms, if at all.

Further, if our laboratory facility becomes inoperable, we would likely not be able to license or transfer our technology to other facilities with the qualifications, including state licensure and CLIA certification, that would be necessary to cover the scope of our current and our planned future services. Even if we were to find facilities with such qualifications to perform our services, they may not be available to us on commercially reasonable terms.

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

Personalized cancer therapies represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development, or delays in achieving, or inability to achieve, regulatory approval, commercialization, or payor coverage, any of which could adversely affect our business.

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

Our expected future growth could create a strain on our organizational, administrative, and operational infrastructure, including facilities, information technology systems, laboratory operations, quality control, customer service, marketing and sales, and management. We may not be able to maintain the quality of or expected turnaround times for our tests, or satisfy customer demand as our test volume grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and management controls, as well as our reporting systems and procedures. As a result of our growth, our operating costs may escalate even faster than planned, and some of our internal systems may need to be enhanced or replaced. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

We may need to continue to invest in our infrastructure in advance of increased demand for our services; our failure to accurately forecast demand would have a negative impact on our business and our ability to achieve and sustain profitability.

Our Fremont facility expanded our laboratory capacity and, in order to execute our business model, we will need to make additional investments to further scale our infrastructure, including purchases of additional equipment, some of which can take several months or more to procure, setup, and validate, or increases to our software and computing capacity. There is no assurance that any of these increases in scale, equipment, software, and computing capacities, or process enhancements will be successfully implemented. In addition, we have experienced, and expect to continue to experience, significant fluctuations in the timing of receipt and volume of samples from our customers and collaborators. These fluctuations have in the past adversely impacted, and may in the future adversely impact, our ability to process samples timely and in an efficient fashion, particularly when the sample volume at any given time exceeds our then current capacity.

We expanded our laboratory facility in advance of increased demand for our services. Our current and projected future expense levels are to a large extent fixed and are largely based on our current investment plans and our estimates of future test volume. As a result, if revenue does not meet our expectations we may not be able to promptly adjust or reduce our spending to levels commensurate with our revenue, or at all. If we fail to generate demand commensurate with our infrastructure growth or if we fail to scale our infrastructure sufficiently in advance of demand to successfully meet such demand, our business, prospects, financial condition, and results of operations could be adversely affected.

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

Our business could be adversely impacted by the effects of a health crisis that could cause significant disruption in the operations of our customers and third-party suppliers upon whom we rely. Our laboratory facility, executive team, and most of our employees are located in the San Francisco Bay Area. In the event of a health crisis that becomes widespread in or around the San Francisco Bay Area, we may proactively, or be ordered by government officials to, take precautionary measures such as suspending our lab operations, implementing alternative work arrangements for our employees, and limiting our employees’ travel activities.

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

In the EEA, IVDs are governed by the IVDR and must comply with the requirements of the IVDR in order to be placed on the market or put into service in the EEA. The IVDR does not specifically address the regulation of products falling within the description "laboratory-developed tests". Moreover, while the Regulation includes only limited exemptions for devices that are manufactured and used only within health institutions established in the EEA, diagnostic and therapeutic services undertaken outside of the EEA (for example at our facility in the U.S.) would not fall within the scope of such exemptions. We believe that we do not currently offer tests or services to customers established in the EEA which would fall within the scope of the IVDR. If, in the future, we offer tests or services to customers within the EEA (whether directly or via intermediaries) that fall within the scope of the IVDR, it is unlikely that we will benefit from IVDR exemptions foreseen for health institutions established in the EEA. This means that we will have to comply with the IVDR in full.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to increase, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including the war between Russia and Ukraine, the state of war between Israel and Hamas and the risk of a larger regional conflict, we, and the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our products and services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, attacks enhanced or facilitated by artificial intelligence ("AI"), software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, natural disasters, terrorism, and other similar threats. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. Most of our employees are working remotely at least part of the time and such remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, on-site systems and cloud-based data centers, systems handling human resources, financial reporting and controls, customer relationship management, regulatory compliance, and other infrastructure operations. We also communicate sensitive data, including patient data, electronically, and through relationships with multiple third-party vendors and their subcontractors. These applications and data encompass a wide variety of sensitive information, including research and development information, patient data, commercial information, and business and financial information. Our ability to monitor these third parties’ security practices is limited, and these third parties may not have adequate security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or that of the third parties with whom we work supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services.

Despite the measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from conducting tests, preparing and providing reports to our customers, billing customers, collecting revenue, handling inquiries from our customers, conducting research and development activities, and managing the administrative aspects of our business. For example, in 2018, we experienced downtime in our information technology systems in connection with the adoption of new information technology, and our results of operations in the first and second quarters of 2018 were adversely affected as a result. In 2024, we experienced downtime in our information technology systems due to human error in connection with an upgrade by one of our third-party vendors to one of our information technology systems. Our results of operations were not materially adversely affected in the case of the latter downtime. Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products and services.

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

We employ a shared responsibility model where our customers and partners are responsible for configuring and implementing security measures related to our platform. As part of this model, we make certain security features available to users that can be implemented at their discretion or identify security areas or measures for which they are responsible. For example, users can choose whether to implement and enforce multifactor authentication to access their accounts. In certain cases where users choose not to implement, or incorrectly implement, those features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure or security incidents, even if we are not the cause of a resulting customer security issue or incident, our customer and partner relationships, reputation, and revenue may be adversely impacted.

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

Applicable data privacy and security obligations, including applicable federal and/or state breach notification laws and foreign equivalents, as well as public company disclosure obligations, may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, regulatory authorities and our stockholders, of certain security incidents or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal information); litigation (including class claims) and mass arbitration; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers or partners to stop using our products and services, deter new customers or partners from using our products and services, and negatively impact our ability to grow and operate our business. Whether a cybersecurity incident is reportable to our stockholders may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide.

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

In the United States, federal, state, and local governments have enacted numerous data privacy, and security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, the Health Insurance Portability and Accountability Act ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Penalties for failure to comply with HIPAA and HITECH include significant civil monetary penalties and criminal penalties in certain circumstances with fines up to $250,000 per violation and/or imprisonment. Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective and applicable to us, we may have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. Similarly, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, "CCPA") applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, including those noted below. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the CPRA expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado, Connecticut and Utah have also enacted comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely and our customers. Additionally, several states and localities have enacted statutes banning or restricting the collection of biometric information and regulators, such as the Federal Trade Commission, have indicated that use of biometric technologies (including facial recognition technologies) may be subject to additional scrutiny.

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

In addition to data privacy and security laws, because we process some credit card payments through a third-party payment processing partner, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. For example, we also are subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses.

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

If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing data privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, clinical trials); interruptions or stoppages of data collection needed to train our algorithms; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products and services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Further, on August 16, 2022, the IRA 2022 was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA 2022 also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. Efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA create considerable uncertainties for all businesses involved in healthcare, including our own. It is unclear how such future efforts to repeal and replace the ACA will impact the ACA and our business. Additional legislation may be enacted that further amends, or repeals, the ACA, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our and our customers’ business.

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

Pursuant to the Consolidated Appropriations Act, the statutory phase-in of the payment reductions has been extended through 2025 with a 0% reduction cap for 2021-2023 and a 15% reduction cap for 2026 through 2028. It is unclear what impact new quality and payment programs, such as MACRA, or new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations, or cash flows. We also anticipate there will continue to be proposals by legislators at both the federal and state levels, regulators and private payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our tests, the coverage of or the amounts of reimbursement available for our tests from payors, including commercial payors and government payors. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

On December 22, 2017, comprehensive tax legislation (the “Tax Cuts and Jobs Act”) was signed into law that significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, on March 27, 2020, the CARES Act was enacted, which includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the Tax Cuts and Jobs Act. On December 27, 2020, the Consolidated Appropriations Act, a coronavirus relief package that extended and expanded various tax provisions, was signed into law. The IRA 2022 includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, IRA 2022, or any newly enacted federal tax legislation.

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

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the U.K. and the EU, the U.K. was subject to a transition period until December 31, 2020 during which EU rules continued to apply. The U.K. and the EU have signed the EU-U.K. Trade and Cooperation Agreement which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the U.K. and EU's relationship will operate in the future. However, there are still many uncertainties. On May 26, 2022, the IVDR entered into application in the EU. However, the IVDR is not applicable in the U.K. In the U.K., IVDs are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which retains a regulatory framework similar to the framework set out by the IVDD. As a result, there will be some regulatory divergence in the U.K. from the EU in light of the fact that the CE marking process is set out in EU law, which no longer applies in the U.K. The U.K. has devised a new route to market culminating in a U.K. Conformity Assessed mark to replace the CE Mark for placing IVDs on the market in Great Britain (“G.B.”). Northern Ireland will, however, continue to be covered by the regulations governing CE Marks (a CE Mark or a CE Mark and UKNI Mark will be required to place products on the Northern Ireland market). The EU legal framework, including the IVDR, remains applicable in Northern Ireland (any products placed on the market in the Northern Ireland must be compliant with EU law). However, all medical devices and IVDs must be registered with the MHRA, in order to be placed on the G.B. market.

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

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We currently do not report our environmental emissions and absent a legal requirement to do so we currently do not plan to report our environmental emissions, and lack of reporting could result in certain investors declining to invest in our common stock. As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. For example, California recently enacted Assembly Bill 1305 (“AB 1305”). AB 1305, which became effective on January 1, 2024, creates new annual disclosure requirements regarding substantiation of certain climate-related statements, and, if we report climate related statements in the future, could increase our compliance and reporting costs. Additionally, the SEC adopted rules designed to enhance and standardize climate-related disclosures, which have been stayed pending judicial review. If these rules or other climate-related disclosures rules become effective, they may significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our stock price. In the event that we communicate certain initiatives or goals regarding ESG matters in the future, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of certain investors and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects may be adversely affected.

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
•
announcements by us or our competitors relating to significant acquisitions, strategic partnerships, joint ventures, collaborations, capital commitments, or by or pertaining to our customers, particularly the VA MVP, Moderna and Natera, as our largest customers;

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

Insiders or holders of greater than five percent of our outstanding common stock may exercise significant control over our company and will be able to influence corporate matters.

Our directors, executive officers and their affiliates, and holders of greater than five percent of our outstanding common stock, if they were to act together, would be able to exercise significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock and may not be in the best interests of our other stockholders. In November 2023, we entered into a Commercialization and Reference Laboratory Agreement (“Tempus Agreement”) (see Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information), pursuant to which, Tempus agreed to certain voting commitments that require Tempus to vote the shares it acquired from exercising its warrants for our common stock in accordance with the recommendations of the majority of our board of directors with respect to director nominations for any meeting of our stockholders occurring on or before December 31, 2025, as well as various compensation-related matters. These voting commitments terminate on when the parties’ exclusivity obligations expire or terminate under the Tempus Agreement. In addition, in December 2024, we entered into an Investment Agreement with Merck & Co.,

Inc. (“Merck”) (see Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information) pursuant to which Merck agreed to certain voting commitments that require Merck to vote, subject to specified exceptions, any shares of our common stock that Merck owns in accordance with the recommendations of our board of directors. Such voting commitments generally apply to director nominations for any meeting of our stockholders, amendments to our charter to increase the authorized shares of our common stock, various compensation-related matters, and ratification of our auditors. These voting commitments terminate upon the earlier of the second anniversary of the date of the investment agreement with Merck and the first time that Merck and its affiliates no longer own at least 50% of our shares owned by Merck immediately following the date of the investment agreement with Merck.

Future sales of shares by existing stockholders, or the perception that such sales could occur, could cause our stock price to decline.

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of December 31, 2024, we had 85,171,146 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

As of December 31, 2024, we had federal and state net operating loss carryforwards of approximately $324.1 million and approximately $302.5 million, respectively. Certain of our federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2031. These net operating loss carryforwards could expire unused and be unavailable to offset future taxable income. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, federal net operating losses incurred in tax years beginning in 2018 and thereafter may be carried forward indefinitely, but the deductibility of such federal net operating losses for tax years beginning after 2020 is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, as modified by the CARES Act. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (including certain tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it could harm our future operating results by effectively increasing our future tax obligations.

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

We currently are a smaller reporting company, and any decision on our part to avail ourselves of certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

We currently are a “smaller reporting company” as defined in the Exchange Act. We intend to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including scaled disclosure on executive compensation.

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

We currently are a non-accelerated filer. For so long as we remain a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

The board of director’s audit committee and the internal cybersecurity team help identify, assess and manage the Company’s cybersecurity threats and risks, including through the use of our risk register. Our internal cybersecurity team includes our information security function, security management, engineering operations, legal, risk management and third-party service providers. Our cybersecurity team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and Personalis’ risk profile using various methods including, for example: using manual and automated tools, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting threat assessments, employee reporting, encryption of data, penetration testing, and regular reviews and internal and external audits.

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

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example cybersecurity consultants, threat intelligence service providers, forensic investigators, and professional services firms.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by our executive leadership team and led by the Vice President of Informatics, who has more than 20 years of experience in information technology and oversees the Informatics department which includes the Company’s hardware, software, help desk, and cybersecurity team.

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

We also lease 31,280 square feet of space in Menlo Park, California, pursuant to a lease that expires in 2027. This facility was previously used for laboratory operations and our former corporate headquarters. We moved all laboratory operations to the Fremont facility during the third quarter of 2023 and are actively marketing the space for sublease.

We believe that our facilities are sufficient to meet our current and foreseeable future needs. We also believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

Item 3. Legal Proceedings.

See the disclosure under the heading "Contingencies" in Note 12 to our consolidated financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on The Nasdaq Global Market under the symbol “PSNL.”

Holders

As of February 21, 2025, there were approximately 47 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We develop, market, and sell advanced cancer genomic tests and services. Our services are used by pharmaceutical companies for translational research, biomarker discovery, the development of personalized cancer therapies, and for clinical trials. Our tests are used by physicians to detect residual or recurrent cancer in patients, monitor cancer response to therapy, and uncover insights for therapy selection. We also provide whole exome and whole genome sequencing services for other diagnostic companies and population sequencing initiatives.

Today, our products are routinely used by many of the largest oncology-focused pharmaceutical companies for analysis of patient samples in their clinical trials and drug development programs. Our advanced genomic sequencing and analytics also support the development of personalized neoantigen therapies for cancer and other next-generation cancer immunotherapies. For example, we are providing genomic testing to Moderna, Inc. ("Moderna") in its ongoing clinical trials evaluating a personalized cancer therapy. In addition, we partner with diagnostics companies by providing our advanced tumor profiling and analysis capabilities as an input to their products. More recently, we launched new diagnostic offerings for the clinical setting and, in November 2023, entered into an agreement with Tempus to commercialize our NeXT Personal Dx test. We have also pursued non-cancer related business opportunities, specifically within the population sequencing market, by providing whole genome sequencing ("WGS") services under contract with the U.S. Department of Veterans Affairs Million Veteran Program ("VA MVP").

We are working with a growing number of leading cancer centers and world-class academic research institutions to build and publish the clinical evidence-base to support our products and our key indications, as well as to obtain reimbursement coverage from Medicare and other payors. Because of the ultra-high analytical sensitivity of our technology, we are primarily focusing on three indications: breast cancer, lung cancer, and immunotherapy (IO) monitoring. We have collaborations with Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); Institut Curie; The Royal Marsden; the Vall d'Hebron Institute of Oncology (VHIO); the University of California, San Diego; Duke University; Vanderbilt University and Johns Hopkins University (the PREDICT study); the Dana-Farber Cancer Institute; the University of Texas M.D. Anderson Cancer Center; University Medical Center Hamburg-Eppendorf (also known as UKE); and Criterium and the Academic Breast Cancer Consortium, that will focus on building the evidence-base for our technology and these indications.

Our work in oncology is underpinned by our experience and capacity for next-generation sequencing at scale. We have the capacity to sequence and analyze over 350 trillion bases of DNA per week in our facility. We believe that our capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases. To date, we have sequenced approximately 500,000 human samples, of which approximately 200,000 were whole human genomes.

2024 Highlights

Total revenue of $84.6 million increased 15%, or $11.1 million, during 2024 compared to 2023, primarily driven by higher revenue from pharma tests. Revenue from pharma tests was $50.9 million in 2024 compared to $31.9 million in 2023, an increase of 60%. This increase was partially offset by lower revenue from enterprise sales, which declined $6.4 million, or 20%.

Key business accomplishments and financial updates in 2024 and early 2025 include:

•
Received Medicare coverage for NeXT Dx, our comprehensive tumor profiling test and we are currently seeking Medicare coverage for our separate liquid biopsy molecular residual disease ("MRD") test, Next Personal Dx.
•
Delivered 3,285 total molecular tests in 2024, compared with 177 tests in the prior year.
•
Announced a new publication validating our NeXT Personal test, an ultra-sensitive, tumor-informed circulating tumor DNA (ctDNA) assay for detecting MRD, monitoring therapy response, and detecting recurrence in patients diagnosed with solid tumor cancers.
o
The analytical validation study was published in Oncotarget on March 14, 2024.
o
The test demonstrated a detection threshold of 1.67 parts per million (PPM) of ctDNA with 100% analytical specificity; enabling an ultra-sensitive range leading to early cancer detection.
•
Multiple clinical data results demonstrating the clinical performance of NeXT Personal were presented at the American College of Clinical Oncology meeting in Chicago. Key presentations include:

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
•
Commenced NeXT Personal Dx commercialization efforts with Tempus.
•
Expanded Tempus collaboration to the biopharma industry, which enables Tempus to market NeXT Personal to Tempus' pharmaceutical and biotech customers who wish to bundle MRD testing with other Tempus offerings in a given study.
•
Executed a cross-license agreement with Myriad Genetics, Inc. covering patent estates for tumor-informed approaches to detect MRD.
•
Entered into an agreement with Foresight Diagnostics Inc. to settle and dismiss pending claims of intellectual property infringement by licensing our patents. Foresight agreed to pay a low single-digit tiered royalty on sales covered by the patents.
•
Raised approximately $35.0 million in net financing proceeds from Tempus, consisting of $18.4 million from Tempus’ exercise of all its common stock warrants, at an average price of $2.00 per share, and $16.6 million net of expenses, from Tempus' purchase of common stock at a price of $5.07 per share.
•
Raised an additional $30.1 million in net proceeds from selling common stock under our At-The-Market ("ATM") program at a weighted-average price of $4.61 per share.
•
Advanced business strategy with investment of $50.0 million from Merck and extended collaboration with Moderna.
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
•
The adoption of ultra-sensitive MRD testing. We are pioneering the ultra-sensitive MRD testing market with the belief that an ultra-sensitive approach will lead to earlier intervention and the ability to better trust that a negative MRD patient is likely cancer-free. There are no assurances that the market will value ultra-sensitive testing over other ways to monitor cancer and look for recurrence and disease.

•
Increasing adoption of our products and solutions by existing bio-pharma customers. Our performance depends on our ability to retain and broaden adoption with existing customers. Because our technology is novel, some customers begin using our products by initiating pilot studies involving a small number of samples to gain experience with our service. As a result, historically a significant portion of our revenue has come from existing customers. We believe that our ability to convert initial pilots into larger orders from existing customers has the potential to drive substantial long-term revenue. We expect there may be some variation in the number of samples they choose to test each quarter.
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
•
Obtaining coverage and reimbursement status of our diagnostic tests. Building our clinical laboratory business is subject to a number or reimbursement challenges and we may not be able to establish the medical necessity of our tests (coverage) or payment rates that cover our costs (reimbursement).
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

Components of Operating Results

Revenue

We derive our revenue primarily from sales of genomic testing services to the following five customer types:

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
•
Clinical diagnostic includes sales of comprehensive tumor profiling test that is used to help select therapy for a cancer patient and identify potential clinical trials for a patient, and sales of ultra-sensitive, tumor-informed diagnostic tests, ordered by healthcare providers for cancer patients. Revenue in this category is derived from Medicare and private insurance reimbursements.
•
Other includes sales of genomic tests and analytics to universities and non-profits.

Our ability to increase revenue will depend on our ability to further increase sales to these groups of customers and expand our customer base within each group. To do this, we are developing a growing set of state-of-the-art services and products; advancing our operational infrastructure; building our regulatory credentials; focusing our marketing efforts on large pharmaceutical companies; building and publishing the clinical evidence-base to support our products and services in our key indications, pursuing reimbursement coverage from Medicare and other payors; and seeking additional partnerships. We market to biopharma customers and doctors through a small direct sales force. In late 2023, we entered into an agreement with Tempus to co-commercialize NeXT Personal Dx in the clinical diagnostics market and will be leveraging Tempus' significantly larger sales force as a key vector to grow our clinical diagnostic business. In late 2024, we expanded our collaboration partnership with Tempus to enable Tempus to market and sell NeXT Personal to Tempus' pharmaceutical and biotech customers who wish to bundle MRD testing with other Tempus offerings in a given study.

We have one reportable segment which is providing advanced cancer genomic tests for precision oncology and personalized testing. Most of our revenue to date has been derived from sales in the United States.

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

We expense our research and development costs in the period in which they are incurred. We expect research and development expenses to remain consistent in the short-term since the completion of our reductions in workforce in 2023.

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

Selling, general and administrative expenses have decreased since the completion of our reductions in workforce in 2023. But we expect them to increase over the medium term as we commercialize our clinical diagnostic offerings.

Lease Impairment

We recognized an impairment loss for operating lease right-of-use assets as a result of the change in use of our Menlo Park facility during the third quarter of 2023.

Restructuring and Other Charges

Restructuring and other charges consists of charges in connection with our reductions in workforce and charges in connection with the closure of our China operations.

Interest Income and Interest Expense

Interest income consists primarily of interest earned on our cash, cash equivalents and short-term investments. Interest expense is the recognition of imputed interest on noninterest bearing loans.

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

	Year Ended December 31,
	2024	2023	2022	2021	2020
Consolidated Statements of Operations:	(in thousands, except share and per share data)
Revenue (1)	$84,614	$73,481	$65,047	$85,494	$78,648
Costs and expenses
Cost of revenue	57,789	55,273	51,697	53,837	58,534
Research and development	48,905	64,776	64,912	49,312	28,568
Selling, general and administrative (2)	46,187	49,726	63,969	47,698	33,692
Lease impairment	—	5,565	—	—	—
Restructuring and other charges	—	8,077	—	—	—
Total costs and expenses	152,881	183,417	180,578	150,847	120,794
Loss from operations	(68,267)	(109,936)	(115,531)	(65,353)	(42,146)
Interest income	5,510	5,901	2,396	367	949
Interest expense	(24)	(110)	(201)	(184)	(2)
Other income (expense), net (3)	(18,485)	(4,068)	61	(42)	(24)
Loss before income taxes	(81,266)	(108,213)	(113,275)	(65,212)	(41,223)
Provision for income taxes	18	83	40	14	57
Net loss	$(81,284)	$(108,296)	$(113,315)	$(65,226)	$(41,280)
Net loss per share, basic and diluted	$(1.37)	$(2.25)	$(2.48)	$(1.49)	$(1.20)
Weighted-average shares outstanding, basic and diluted	59,251,013	48,175,201	45,704,805	43,886,730	34,374,903

(1) Includes related party revenue of $2.0 million for the year ended December 31, 2024.
(2) Includes related party sales and marketing expenses of $0.5 million for the year ended December 31, 2024.
(3) Includes related party other expense of $18.3 million in connection with the change in fair value of Tempus Warrants for the year ended December 31, 2024.

	December 31,
	2024	2023	2022	2021	2020
	(in thousands)
Cash and cash equivalents, and short-term investments	$185,009	$114,179	$167,658	$287,064	$203,290
Working capital	171,889	99,510	166,568	286,918	180,083
Total assets	270,268	225,099	292,700	396,528	244,842
Total debt	1,772	2,880	2,596	3,494	—
Long-term obligations	36,185	48,424	41,430	54,914	9,261
Total liabilities	67,311	95,658	74,561	86,227	49,897
Total stockholders' equity	202,957	129,441	218,139	310,301	194,945

Results of Operations

This section discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023.

Revenue

The following table shows revenue by customer type (in thousands, except percentages):

	Year Ended December 31,
	2024	2023	Change
Pharma tests and services (1)	$50,939	$31,904	$19,035	60%
Enterprise sales	25,364	31,729	(6,365)	(20%)
Population sequencing	7,430	9,412	(1,982)	(21%)
Clinical diagnostic	759	38	721	1897%
Other	122	398	(276)	(69%)
Total revenue	$84,614	$73,481	$11,133	15%

(1) Includes related party revenue of $2.0 million for the year ended December 31, 2024.

The following table shows customers that made up at least 10% of total revenue in each year presented:

	Year Ended December 31,
	2024	2023
Natera, Inc.	30%	43%
VA MVP	*	13%
Moderna, Inc.	28%	*
* Less than 10% of revenue

Pharma tests and services

The primary driver for the increase in pharma tests and services revenue in 2024 was due to increases in revenue from one of our personalized cancer therapy customers that ramped up clinical trial patient enrollments. Revenue from this customer increased $20.0 million in 2024 compared with the prior year. Revenue from this customer is expected to decline over the next few quarters until this customer is ready to commercialize its personalized cancer therapy program, or until other projects increase in size.

Enterprise sales

Revenue from enterprise sales decreased in 2024 due to lower average selling prices. The number of samples we processed for Natera increased by over 7%, but such increase was offset by lower selling prices.

We launched a reduced-cost version of our exome product offering for Natera near the end of the first quarter of 2024 to support their requirement for an overall reduction in price. Our agreement with Natera included minimum volume commitments through the end of 2024. We amended our agreement with Natera during the fourth quarter of 2024 to extend minimum volume commitments through the second quarter of 2025.

Population sequencing

Revenue recognized each period from population sequencing is impacted by timing of our fulfillment of samples under each annual task order. The decrease in revenue in 2024 was due to a decrease in the number of samples we processed in addition to a small decline in selling prices. Our annual task orders received in 2024 and 2023 were $7.5 million and $7.5 million, respectively. Our contract with the VA MVP does not include specific testing turnaround times. Therefore, we may modulate the volume of samples processed from the VA MVP to accommodate sample volumes from other customers, which can vary from period to period. We anticipate fulfilling the new task order received in September 2024 during the first three quarters of 2025.

Clinical diagnostic

Clinical diagnostic revenue is generated from Medicare and private insurance payors, In January 2024, we received a Medicare coverage determination for NeXT Dx, our ultra-comprehensive tumor genomic profiling assay. The revenue of $0.8 million in 2024 was mainly due to an increase in NeXT Dx tests reimbursed by Medicare. We delivered a total of 3,285 molecular cancer tests in 2024.

Costs and Expenses

The following table shows costs and expenses (in thousands, except percentages):

	Year Ended December 31,
	2024	2023	Change
Cost of revenue	$57,789	$55,273	$2,516	5%
Research and development	48,905	64,776	(15,871)	(25%)
Selling, general and administrative	46,187	49,726	(3,539)	(7%)
Lease impairment	—	5,565	(5,565)	*
Restructuring and other charges	—	8,077	(8,077)	*
Total costs and expenses	$152,881	$183,417	$(30,536)	(17%)
* Not meaningful

Cost of revenue

The increase in cost of revenue in 2024 was primarily due to higher revenue levels (revenue increased 15% over the same period). Cost of revenue increased at a lesser rate as compared to the corresponding revenue increases primarily because of lower labor costs resulting from prior workforce reductions and operational efficiencies. Specific components of the increase were a $4.0 million increase in direct material costs due to support higher revenue levels, a $2.1 million increase in allocated facilities and equipment costs (mainly due to moving our laboratory from our Menlo Park facility to our Fremont facility in the third quarter of 2023), partially offset by a

$2.8 million decrease in labor costs and a $0.7 million decrease in shared laboratory costs due to greater usage of our laboratory capacity for R&D projects.

Research and development

The decrease in research and development expenses in 2024 was primarily due to cost savings from our workforce reductions in 2023 and lower sample processing costs for product development, collaborations, and clinical evidence generation.

Specific components of the decrease include a $6.3 million decrease in personnel-related costs driven by our workforce reductions, a $4.7 million decrease in allocated facilities costs (primarily due to a reduction in R&D usage of our facilities relative to other functions, as well as lower facilities costs in general), and a $4.9 million decrease in sample processing costs incurred in our laboratory for product development, collaborations, and clinical evidence generation.

Selling, general and administrative

The decrease in selling, general and administrative expenses was primarily due to lower professional outside services expenses and cost savings from our workforce reductions in 2023.

Specific components of the decrease were a $3.1 million decrease in professional outside services, a $2.9 million decrease in personnel-related costs driven by our workforce reductions, and a $0.5 million decrease in office equipment costs; partially offset by a $1.4 million increase in allocated facilities costs, $1.0 million increase in other outside services and office expenses and a $0.6 million increase in other marketing costs, including trade shows expenses.

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

Restructuring and other charges

We reduced our workforce during the first quarter of 2023 and the fourth quarter of 2023 to reduce our cash burn and increase operating efficiencies, which combined affected about 100 employees. We also closed our China operations. The $8.1 million in restructuring and other charges recognized in 2023 is comprised of $7.5 million in one-time employee termination benefits (including costs related to termination of our former China employees) and $0.6 million of other noncash charges (primarily asset disposals and impairments in connection with the closure of our China operations).

Interest Income, Interest Expense and Other Income (Expense), Net

The following table shows interest income and expense, and other income (expense), net (in thousands, except percentages):

	Year Ended December 31,
	2024	2023	Change
Interest income	$5,510	$5,901	$(391)	(7%)
Interest expense	(24)	(110)	86	(78%)
Other income (expense), net	(18,485)	(4,068)	(14,417)	354%
Total	$(12,999)	$1,723	$(14,722)	(854%)

Interest income and interest expense

The decrease in interest income was due to lower average investment balances in 2024, partially offset by increased yields on our investments. Interest expense is the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

In connection with our November 2023 agreement with Tempus, we issued two warrants to purchase, in the aggregate, up to 9,218,800 shares of our common stock ("Tempus Warrants") at an average exercise price of $2.00 per share. If Tempus acquired any shares of common stock directly from us other than by exercising the warrants, then the total number of shares issuable upon exercise of the warrants would have been reduced by such shares. Because the number of shares issuable upon settlement were subject to adjustment, the warrants were classified as liability instruments while outstanding and were subject to remeasurement at each balance sheet date, with changes in fair value recognized as other income (expense), net. In August 2024, Tempus exercised in full the Tempus Warrants for $18.4 million in cash; as such there will be no further noncash gains or losses associated with the Tempus Warrants going forward.

Prior to the exercise, we recognized noncash losses of $18.3 million as a result of increases in the fair value of the Tempus Warrants in other income (expense), net in the consolidated statements of operations during the year ended December 31, 2024.

The initial fair value at the time of issuance of the warrants of $6.9 million exceeded the total proceeds received from Tempus of $6.0 million, which resulted in a loss of $0.9 million. In addition, we recognized noncash losses of $3.1 million as a result of increases in the fair value of the Tempus Warrants after the issuance date in 2023. The increase in fair value, plus the immediate loss of $0.9 million, resulted in a $4.0 million expense, which was recognized in other income (expense), net in the consolidated statements of operations during the year ended December 31, 2023.

Separately, upon dissolution of our China entity (Personalis (Shanghai) Ltd) during the first quarter of 2024, we reclassified an accumulated foreign currency translation loss of $0.2 million to other income (expense), net.

Liquidity and Capital Resources

The following table presents selected financial information (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents, and short-term investments	$185,009	$114,179
Property and equipment, net	48,274	57,366
Contract liabilities	3,100	7,216
Working capital	171,889	99,510

From our inception through December 31, 2024, we have funded our operations primarily from net proceeds from issuance of redeemable convertible preferred stock, IPO, follow-on equity offerings, At-the-Market ("ATM") facility (see Note 2, Summary of Significant Accounting Policies for additional information), Tempus exercising warrants and purchasing additional shares under an investment agreement, and Merck purchasing shares under an investment agreement (see Note 8, "Related Party Transactions" in our consolidated financial statements for additional information), as well as debt financings. As of December 31, 2024, we had cash and cash equivalents of $91.4 million and short-term investments of $93.6 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our services or other risks described in this Annual Report on Form 10-K, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. We filed a sales agreement prospectus supplement in December 2024, pursuant to which we may offer and sell up to $50.0 million of shares of our common stock through our ATM facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

Cash Flows

	Year Ended December 31,
	2024	2023	Change
Net cash used in operating activities	$(45,150)	$(56,258)	$11,108	(20%)
Net cash provided by (used in) investing activities	(35,069)	13,099	(48,168)	(368%)
Net cash provided by financing activities	114,672	11,031	103,641	940%

The $11.1 million decrease in cash used in operating activities in 2024 was primarily due to lower operating expenses, particularly lower payroll expenses as a result of our workforce reductions in 2023 and higher gross margin, due to a combination of higher revenue levels and higher gross margin percentage. These increases in operating cash flow were partially offset by changes in working capital. Notably, during the first half of 2023 we received significant customer deposits in connection with our agreement with Moderna to support its ongoing clinical trials project for development of a personalized cancer therapy and the customer deposit did not repeat in 2024. We also paid more in rent in 2024 as compared to 2023 for our Fremont headquarters due to the end of a free rent period plus escalating rent payments. Furthermore, we paid more to vendors in 2024 as compared to 2023 due to timing of vendor shipments and billings.

The $48.2 million decrease in cash provided by investing activities in 2024 was due to increase in investments of our cash into short-term investments by $17.8 million and reduction in maturities of our short-term investments by $40.0 million, partially offset by a $9.3 million reduction in capital expenditures.

The $103.6 million increase in cash provided by financing activities was driven by $50 million from Merck purchasing shares under an investment agreement, $36.2 million from Tempus exercising warrants and purchasing additional shares under an investment agreement, $26.6 million higher net proceeds from sales of common stock under our ATM facility, and $2.1 million lower repayments of loans; partially offset by $1.2 million payments of costs associated with the Tempus and Merck investments, and $0.6 million lower proceeds from our employee incentive plans. In addition, we received $6.0 million in proceeds from the issuance of Tempus Warrants and $3.4 million from loans in 2023, which did not occur in 2024.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of variable costs of revenue, operating expenditures, capital expenditures, property leases, and other. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $185.0 million as of December 31, 2024, as well as anticipated cash receipts from customers. To fund our material cash requirements in the short-term and long-term, we may also seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

Variable costs of revenue. From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of raw materials, laboratory supplies and consumables to be used in the sequencing of customer samples. However, we generally do not have binding and enforceable purchase orders beyond the short term, and the timing and magnitude of purchase orders beyond such period is difficult to accurately project. We currently expect spending in this area to remain similar to the levels in 2024 to support expected higher levels of revenue.

Operating expenditures. Our primary use of cash relates to employee compensation, spend on professional services, spend related to research and development projects, and other costs related to our research and development, selling, general and administrative functions. We currently expect our spending in these areas to remain similar to the levels in 2024. On a long-term basis, we manage future cash requirements relative to our long-term business plans.

Capital expenditures. Capital expenditures are expected to increase from 2024 levels as we expect to expand NeXT Personal Dx capacity. Going forward, our capital expenditures are expected to consist primarily of laboratory equipment and computer equipment. We currently expect capital expenditures to be approximately $8.0 million in 2025 and between $7 million to $10 million in each of the years 2026 and 2027.

Property leases. Our noncancelable operating lease payments were $70.5 million as of December 31, 2024. The timing of these future payments, by year, can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 7, “Leases.”

Other. As of December 31, 2024, we have an outstanding noninterest bearing loan that was used to finance the purchase of equipment for our laboratory. We owe a total of $1.8 million, of which the majority is payable in 2025. Further discussion of this loan can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 6, “Loans.”

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

Revenue Recognition

We generate our revenue from the sale of genomic testing services. We agree to provide services to our customers through a contract, which may be in the form of a combination of a signed agreement, statement of work and/or a purchase order.

We have evaluated the performance obligations contained in contracts with customers to determine whether any of the performance obligations are distinct, such that the customers can benefit from the obligations on their own, and whether the obligations can be separately identifiable from other obligations in the contract. For the significant majority of our contracts to date, the customer orders a specified quantity of sequencing and the delivery of each test to the customer is accounted for as one performance obligation.

Fees for our genomic testing services are predominantly based on a fixed price per sample. The fixed prices identified in the arrangements only change if a pricing amendment is agreed with a customer. In limited cases we provide our customers a discount if samples received above a certain volume are purchased. In such cases, the discount applies prospectively. We have analyzed such discounts if they represent a material right provided to a customer. We have concluded that such discounts generally do not represent a material right provided to a customer since they are not deemed to be incremental to the pricing offered to the customer or are not enforceable options to acquire additional goods. As a result, these discounts do not constitute a material right and do not meet the definition of a separate performance obligation, except in limited instances. We do not offer retrospective discounts or rebates.

Leases

Lease liabilities are recognized at the present value of the fixed lease payments, reduced by landlord incentives, using a discount rate based on our current borrowing rate at the lease commencement date (the incremental borrowing rate), unless the rate implicit in the lease is readily determinable.

In August 2021, we entered into a 13.5-year lease for our corporate headquarters in Fremont, California. We estimated our incremental borrowing rate as the rate implicit in the lease was not readily determinable. To determine the incremental borrowing rate, we estimated our credit rating by comparing certain financial ratios and metrics of the Company to those of other issuers with publicly-available credit ratings from Standard & Poor’s (S&P). We then adjusted yields from publicly traded corporate bonds of companies of similar size and credit rating over a term approximating the term of our lease for the nature of the collateral. In September 2022, the lease commencement date for our facility in Fremont, California was delayed from the original intended date due to delays in the completion of the work necessary for us to move into the facility, which resulted in a reassessment of the lease term. Our concluded incremental borrowing rate for this remeasured lease was 10.5%, which resulted in a lease liability and right-of-use asset of $31.8 million.

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

Common Stock Warrants

In November 2023, we entered into an agreement with Tempus to commercialize NeXT Personal Dx in the clinical diagnostics market. In connection with this agreement, we issued to Tempus two warrants to purchase, in the aggregate, up to 9,218,800 shares of our common stock. In August 2024, Tempus exercised the warrants in full to purchase 9,218,800 shares of Personalis common stock for $18.4 million in cash, at an average exercise price of $2.00 per share.

The Tempus Warrants included a provision under which the total number of shares issuable upon settlement were subject to adjustment. Consequently, prior to the exercise, the Tempus Warrants were classified as liability instruments while outstanding and subject to remeasurement at each balance sheet date, with changes in fair value recognized as other income (expense), net in the consolidated statements of operations. Fair values of the warrants were estimated using the Black-Scholes option-pricing model. Estimating fair value using the Black-Scholes option-pricing model requires a number of assumptions. Changes in the assumptions can materially affect the fair value and ultimately how much other income (or expense) is recognized. The inputs generally require analysis to develop.

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

Item 8. Financial Statements and Supplementary Data.

PERSONALIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$91,415	$56,984
Short-term investments	93,594	57,195
Accounts receivable, net (1)	8,140	17,730
Inventory and other deferred costs	5,939	10,474
Prepaid expenses and other current assets	3,927	4,361
Total current assets	203,015	146,744
Property and equipment, net	48,274	57,366
Operating lease right-of-use assets	16,453	17,852
Other long-term assets	2,526	3,137
Total assets	$270,268	$225,099
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,397	$14,920
Accrued and other current liabilities (2)	21,629	23,941
Contract liabilities	3,100	3,288
Short-term warrant liability	—	5,085
Total current liabilities	31,126	47,234
Long-term operating lease liabilities	34,882	38,321
Long-term warrant liability	—	4,942
Other long-term liabilities (3)	1,303	5,161
Total liabilities	67,311	95,658
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 85,171,146 and 50,480,694 shares issued and outstanding, respectively	9	5
Additional paid-in capital	752,961	598,364
Accumulated other comprehensive loss	(23)	(222)
Accumulated deficit	(549,990)	(468,706)
Total stockholders’ equity	202,957	129,441
Total liabilities and stockholders’ equity	$270,268	$225,099

(1) Includes related party accounts receivable of $2.5 million as of December 31, 2024.

(2) Includes related party liabilities of $1.7 million as of December 31, 2024.

(3) Includes related party liabilities of $1.2 million as of December 31, 2024.

See notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue (1)	$84,614	$73,481
Costs and expenses
Cost of revenue	57,789	55,273
Research and development	48,905	64,776
Selling, general and administrative (2)	46,187	49,726
Lease impairment	—	5,565
Restructuring and other charges	—	8,077
Total costs and expenses	152,881	183,417
Loss from operations	(68,267)	(109,936)
Interest income	5,510	5,901
Interest expense	(24)	(110)
Other income (expense), net (3)	(18,485)	(4,068)
Loss before income taxes	(81,266)	(108,213)
Provision for income taxes	18	83
Net loss	$(81,284)	$(108,296)
Net loss per share, basic and diluted	$(1.37)	$(2.25)
Weighted-average shares outstanding, basic and diluted	59,251,013	48,175,201

(1) Includes related party revenue of $2.0 million for the year ended December 31, 2024.

(2) Includes related party sales and marketing expenses of $0.5 million for the year ended December 31, 2024.

(3) Includes related party other expense of $18.3 million in connection with the change in fair value of Tempus Warrants for the year ended December 31, 2024.

See notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(81,284)	$(108,296)
Other comprehensive income (loss), net of tax
Changes in foreign currency translation adjustments:
Change during period	(35)	19
Reclassification of adjustments to net loss due to dissolution of Personalis (Shanghai) Ltd	199	—
Net changes in foreign currency translation adjustments	164	19
Change in unrealized gain on available-for-sale debt securities	35	671
Comprehensive loss	$(81,085)	$(107,606)

See notes to consolidated financial statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2022	46,707,084	$5	$579,456	$(912)	$(360,410)	$218,139
Proceeds from sales of common stock under ATM facility, net of commissions	1,935,214	—	3,513	—	—	3,513
Proceeds from exercise of stock options	8	—	—	—	—	—
Proceeds from ESPP	999,194	—	1,344	—	—	1,344
Restricted stock units vested	839,194	—	—	—	—	—
Stock-based compensation	—	—	14,051	—	—	14,051
Foreign currency translation adjustment	—	—	—	19	—	19
Unrealized gain on available-for-sale debt securities	—	—	—	671	—	671
Net loss	—	—	—	—	(108,296)	(108,296)
Balance—December 31, 2023	50,480,694	5	598,364	(222)	(468,706)	129,441
Proceeds from sale of common stock under Merck Investment Agreement, net of issuance costs	14,044,943	2	49,720	—	—	49,722
Exercise of Tempus Warrants	9,218,800	1	46,738	—	—	46,739
Proceeds from sale of common stock under Tempus Investment Agreement, net of issuance costs	3,500,000	—	16,605	—	—	16,605
Proceeds from sales of common stock under ATM facility, net of commissions	6,660,731	1	30,077	—	—	30,078
Proceeds from exercise of stock options	80,998	—	200	—	—	200
Proceeds from ESPP	583,695	—	571	—	—	571
Restricted stock units vested	601,285	—	—	—	—	—
Stock-based compensation	—	—	10,686	—	—	10,686
Foreign currency translation adjustment	—	—	—	164	—	164
Unrealized gain on available-for-sale debt securities	—	—	—	35	—	35
Net loss	—	—	—	—	(81,284)	(81,284)
Balance—December 31, 2024	85,171,146	$9	$752,961	$(23)	$(549,990)	$202,957

See notes to consolidated financial statements

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(81,284)	$(108,296)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	10,686	14,051
Depreciation and amortization	10,941	11,296
Noncash operating lease cost	1,399	1,859
Noncash charges related to liability classified Tempus Warrants	18,274	4,027
Amortization of discount on short-term investments	(2,667)	(2,000)
Noncash restructuring and other charges	—	3,605
Noncash lease impairment expense	—	5,565
Other	93	153
Changes in operating assets and liabilities
Accounts receivable (1)	9,590	(1,088)
Inventory and other deferred costs	4,425	(1,934)
Prepaid expenses and other assets	1,139	3,748
Accounts payable (2)	(8,924)	5,178
Accrued and other current liabilities (2)	(2,401)	742
Contract liabilities	(4,116)	5,952
Operating lease liabilities	(3,505)	894
Other long-term liabilities (2)	1,200	(10)
Net cash used in operating activities	(45,150)	(56,258)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(121,708)	(103,945)
Proceeds from maturities of available-for-sale debt securities	88,000	127,955
Purchases of property and equipment	(1,603)	(10,911)
Proceeds from sales of property and equipment	242	—
Net cash (used in) provided by investing activities	(35,069)	13,099
Cash flows from financing activities:
Proceeds from sales of common stock under ATM facility, net of commissions	30,079	3,513
Proceeds from issuance of Tempus Warrants	—	6,000
Proceeds from exercise of Tempus Warrants	18,438	—
Proceeds from sale of common stock under Tempus Investment Agreement	17,745	—
Proceeds from sale of common stock under Merck Investment Agreement	50,000	—
Payment of costs related to Tempus and Merck Investment Agreements	(1,230)	—
Proceeds from loans	—	3,438
Repayments of loans	(1,130)	(3,264)
Proceeds from issuance of common stock under equity incentive plans	770	1,344
Net cash provided by financing activities	114,672	11,031
Effect of exchange rates on cash, cash equivalents and restricted cash	(22)	(16)
Net change in cash, cash equivalents and restricted cash	34,431	(32,144)
Cash, cash equivalents and restricted cash, beginning of period	58,774	90,918
Cash, cash equivalents and restricted cash, end of period	$93,205	$58,774

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$91,415	$56,984
Restricted cash, included in other long-term assets	1,790	1,790
Total cash, cash equivalents and restricted cash	$93,205	$58,774

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$38	$64
Acquisition of property and equipment included in accounts payable and accrued liabilities	473	104

(1) Includes a change in related party receivable of $2.0 million for the year ended December 31, 2024.

(2) Includes a change in related party payable and accruals of $0.7 million for the year ended December 31, 2024.

See notes to consolidated financial statements.

PERSONALIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company and Nature of Business

Personalis, Inc. (the "Company" or "Personalis") develops, markets, and sells advanced cancer genomic tests and services. The services are used by pharmaceutical companies for translational research, biomarker discovery, the development of personalized cancer therapies, and for clinical trials. The tests are used by physicians to detect residual or recurrent cancer in patients, monitor cancer response to therapy, and uncover insights for therapy selection. The Company also provides whole exome and whole genome sequencing services for other diagnostic companies and population sequencing initiatives. The principal markets for the Company’s tests and services are in the United States and Europe.

The Company is expanding its business model to offer genomic tests directly to cancer patients in a clinical setting. However, revenue generated from clinical customers was not significant for any periods presented in these consolidated financial statements.

The Company was incorporated in Delaware in February 2011 and began operations in September 2011. The Company formed a wholly owned subsidiary, Personalis (UK) Ltd., in August 2013 and a wholly owned subsidiary, Shanghai Personalis Biotechnology Co., Ltd., which is referred to as “Personalis (Shanghai) Ltd” herein, in October 2020. During the first half of 2023, the Company terminated its operations in China and the Company completed the process of dissolving the Personalis (Shanghai) Ltd entity in February 2024. Refer to Note 9, Restructuring and Other Charges, for further information. The Company operates and manages its business as one reportable operating segment, which is providing advanced cancer genomic tests and services for precision oncology applications, personalized testing, and other tests.

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

At-the-Market Equity Offerings

In December 2021, the Company entered into an At-the-Market ("ATM") Sales Agreement with BTIG, LLC (“BTIG”), as amended in December 2023 (the “Sales Agreement”), under which it was permitted to offer and sell its common stock from time to time through BTIG as its sales agent. BTIG agreed to use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company agreed to pay BTIG a commission of up to 3% of the gross sales proceeds of any common stock sold through BTIG under the Sales Agreement. The Company was not obligated to make any sales of common stock under the Sales Agreement.

The Company issued and sold 6,660,731 and 1,935,214 shares of its common stock at a weighted-average price of $4.61 and $1.85 per share under the Sales Agreement and received $30.1 million and $3.5 million in proceeds, net of commissions, during 2024 and 2023, respectively.

In December 2024, the Company entered into an Amended and Restated At-the-Market Sales Agreement (the “Amended Sales Agreement”) with Piper Sandler & Co. (“Piper”) and BTIG. The Amended Sales Agreement amends and restates the Sales Agreement with BTIG, previously entered into in December 2021, as amended in December 2023, to add Piper as a sales agent (Piper and BTIG, together, the “Sales Agents”), among certain other changes. The Sales Agents have agreed to use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the applicable Sales Agent a commission of up to 3% of the gross sales proceeds of any common stock sold through such Sales Agent under the Amended Sales Agreement. The Company is not obligated to make any sales of common stock under the Amended Sales Agreement.

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

The Company purchases various reagents and sequencing materials from sole-source suppliers. Any extended interruption in the supply of these materials could result in the Company’s inability to secure sufficient materials to conduct business and meet customer demand.

The Company routinely assesses the creditworthiness of its customers and does not require collateral. Historically, the Company has not experienced significant credit losses from accounts receivable. Multiple customers have provided more than 10% of total revenue in the periods presented, or accounted for more than 10% of accounts receivable at each respective balance sheet date, as follows:

	Revenue		Accounts Receivable
	Year Ended December 31,		December 31,
	2024	2023	2024	2023
Natera, Inc.	30%	43%	13%	36%
VA MVP	*	13%	*	*
Moderna, Inc.	28%	*	*	*
Merck & Co., Inc.	*	*	31%	*
Pfizer Inc.	*	*	25%	*
* Less than 10% of revenue or accounts receivable

Revenue Recognition

The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, (“ASC Topic 606”).

The Company derives revenue from the sale of genomic testing services. Contracts are in the form of a combination of signed agreements, statements of work, and/or purchase orders. The Company accounts for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it will be entitled.

The genomic testing services are the only distinct services that meet the definition of a performance obligation and are accounted for as one performance obligation. Revenue is recognized at a point in time when test results are transferred to the customer. The Company has elected to exclude all sales and value added taxes from the measurement of the transaction price.

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

Research and Development Expenses

The Company charges research and development costs to expenses as incurred, including lab and automation development costs. The expenses primarily consist of personnel costs (salaries, bonuses, benefits, payroll taxes, and stock-based compensation); laboratory supplies and consumables; costs of processing samples for research, product development, collaborations, and studies; depreciation and maintenance on equipment; and allocated facilities and IT costs.

Stock-Based Compensation

The Company measures and recognizes compensation cost for all share-based awards, including stock options, restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance stock awards ("PSAs") and employee stock purchases related to the Employee Stock Purchase Plan ("ESPP"). For options granted to employees, non-employees, and directors, stock-based compensation is measured at grant date based on the fair value of the award. The Company determines the grant-date fair value of options using the Black-Scholes option-pricing model, except for certain performance-based awards for which an alternative valuation method may be used. The Company determines the fair value of restricted stock unit awards using the closing market price of the Company’s common stock on the date of grant. Grant-date fair value of awards is amortized over the employees’ requisite service period on a straight-line basis, or the non-employees’ vesting period as the goods are received or services rendered. Forfeitures are accounted for as they occur. The Company’s 2019 ESPP is deemed to be a compensatory plan and therefore is included in stock-based compensation expense.

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

Expected Volatility. The Company used an average historical stock price volatility of its own stock price as well as a peer group of publicly traded companies to be representative of its expected future stock price volatility, as sufficient trading history for the Company's common stock does not yet exist. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size, and financial leverage of potential comparable companies. For each grant, the Company measured historical volatility over a period equivalent to the expected term.

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

Income Taxes

The Company uses the asset and liability method under ASC Topic 740, Income Taxes, ("ASC Topic 740"), in accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expenses or benefits are the result of changes in the deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax assets will not be realized.

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

Restricted Cash

Restricted cash includes cash pledged as collateral for a standby letter of credit related to a property lease. The letter of credit is required to be maintained throughout the term of the lease. If the date of availability or disbursement is less than one year, restricted cash is reported within prepaid expenses and other current assets on the consolidated balance sheets. If the date of availability or disbursement is longer than one year and the balances are maintained under an agreement that legally restricts the use of such funds, restricted cash is reported within other assets on the consolidated balance sheets. As of December 31, 2024, no amount has been drawn under the letter of credit. As of December 31, 2024 and 2023, the Company had restricted cash balances of $1.8 million.

Short-term Investments

Investments in marketable debt securities are classified as available-for-sale and recorded at fair value. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are also classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Short-term investments primarily consist of U.S. Treasury notes, U.S. Treasury bills, commercial paper, corporate debt securities, and U.S. government agency bonds.

Any discount or premium arising at purchase is accreted or amortized to interest income or expense. Unrealized gains and losses are included within accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Realized gains and losses are reported within other income (expense), net in the consolidated statements of operations. Accrued interest is excluded from both the fair value and amortized cost basis of debt securities and included in prepaid expenses and other current assets in the consolidated balance sheets. When securities are sold, any associated unrealized gain or loss initially recorded as a separate component of stockholders’ equity is reclassified out of stockholders’ equity on a specific-identification basis and recorded in earnings for the period. If an available-for-sale debt security's fair value is less than its amortized cost basis, the Company evaluates whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature.

Accounts Receivable, Net

Trade accounts receivable are recorded at the invoiced amount and are noninterest bearing. The Company maintains an allowance for credit losses, consisting of known specific troubled accounts as well as an amount based on overall estimated potential uncollectible accounts receivable based on historical experience and review of their current credit quality. Expected credit losses are recorded as part of selling, general and administrative expenses in the consolidated statements of operations.

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

Construction-in-process assets consist primarily of laboratory equipment and computer equipment that have not yet been placed in service. These assets are stated at cost and are not depreciated. Once the assets are placed into service, assets are reclassified to the appropriate asset class based on their nature and depreciated in accordance with the useful lives above. The Company periodically assesses the useful lives of the assets to determine whether events or circumstances may indicate that a revision to the useful life is warranted.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including operating lease right-of-use assets, annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or circumstances arise, the Company will compare the carrying amount of the asset group comprising the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the asset group. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the asset group, an impairment charge is recorded as the amount by which the carrying amount of the asset group exceeds the fair value of the assets, as based on the expected discounted future cash flows attributable to those assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During the year ended December 31, 2023, the Company recorded a lease impairment charge of $5.6 million related to one of its right-of-use assets. Refer to Note 7, Leases, for more details. There were no impairments of long-lived assets during the years ended December 31, 2024.

Leases

The Company determines if an arrangement includes a lease at inception and categorizes leases with contractual terms longer than 12 months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. As of December 31, 2024, the Company had no finance leases.

Certain lease contracts include obligations to pay for other services, such as maintenance. The Company elected to account for these other services as a component of the lease (i.e., the Company elected the practical expedient not to separate lease and non-lease components).

Lease liabilities are recognized at the present value of the fixed lease payments using a discount rate based on the Company’s current borrowing rate at the lease commencement date, adjusted for various factors including level of collateralization and term (the “incremental borrowing rate”), unless the rate implicit in the lease is readily determinable. The current portion of lease liabilities is included in “Accrued and other current liabilities.” At the lease commencement date, lease assets are recognized based on the initial present value of the fixed lease payments plus any direct costs from executing the leases and any lease prepayments. Lease assets are presented as “Operating lease right-of-use assets” as a long-term asset. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

The Company has made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from leases with a term of 12 months or less. Fixed lease payments are recognized as an expense on a straight-line basis over the lease term. Variable lease costs are amounts owed by the Company to a lessor that are not fixed, such as reimbursement for common area maintenance, operating expenses, utilities, or other costs that are subject to fluctuation from period to period. The Company has also elected to include expenses related to leases with a term of one month or less in the short-term lease cost disclosure.

Warrant Liability

Changes in fair value of liability classified warrants are recognized within other income (expense), net in the consolidated statements of operations. Warrant liabilities are classified as short-term or long-term based on their remaining contractual periods. Cash proceeds in connection with the issuance of warrants for the Company's common stock are presented as financing activities in the consolidated statements of cash flows.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer ("CEO"). The Company has determined that it operates in one operating and reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. See Note 11, Segment and Geographic Information, for additional information.

Recent Accounting Pronouncements

New Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. The Company adopted the new guidance retrospectively in fiscal year 2024.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item on an interim and annual basis. ASU 2024-03 also requires disclosure of the total amount of selling expenses and the Company's definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Although the new standard requires comparative disclosures for all periods presented, entities will be permitted to begin applying the guidance prospectively. Therefore, comparative disclosures are not required for reporting periods beginning before the effective date. Entities can elect to apply the new standard retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of ASU 2024-03 will have on its financial statement disclosures.

Note 3. Revenue

The Company disaggregates revenue by the following five customer types:

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
•
Clinical diagnostic includes sales of ultra-sensitive, tumor-informed diagnostics tests, ordered by healthcare providers for cancer patients, that can detect cancer recurrence earlier and aids in treatment decision-making. Revenue is derived from Medicare and private insurance reimbursements.
•
Other includes sales of genomic tests and analytics to universities and non-profits. Other also includes sales of diagnostics tests ordered by healthcare providers for cancer patients, which was insignificant for periods presented.

The following table presents the Company's revenue disaggregated by customer type (in thousands):

	Year Ended December 31,
	2024	2023
Pharma tests and services (1)	$50,939	$31,904
Enterprise sales	25,364	31,729
Population sequencing	7,430	9,412
Clinical diagnostic	759	38
Other	122	398
Total revenue	$84,614	$73,481

(1) Includes related party revenue of $2.0 million for the year ended December 31, 2024.

Contract Assets and Liabilities

The opening and closing balances of receivables and contract liabilities from contracts with customers are shown below (in thousands). Contract assets were immaterial for all periods presented.

	December 31,
	2024	2023
Opening balances:
Accounts receivable, net	$17,730	$16,642

Short-term contract liabilities	$3,288	$1,264
Long-term contract liabilities (included in other long-term liabilities)	3,928	—
Total contract liabilities	7,216	1,264

Closing balances:
Accounts receivable, net	$8,140	$17,730

Short-term contract liabilities	$3,100	$3,288
Long-term contract liabilities (included in other long-term liabilities)	—	3,928
Total contract liabilities	3,100	7,216

Remaining Performance Obligations

Amounts collected in advance of services being provided are deferred as contract liabilities in the consolidated balance sheets. The associated revenue is recognized, and the contract liability is reduced, as the services are subsequently performed. Remaining

Performance Obligations ("RPO") are comprised mainly of contract liabilities, and to a lesser extent, unbilled service revenue from non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the financial statements. As of December 31, 2024, amounts related to unfulfilled services under contracts with an original expected duration of more than one year was $1.3 million. The Company expects to recognize the entire amount of $1.3 million in the next 12 months. Revenue recognized that was included in the contract liability balance at the beginning of each reporting period was $4.7 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$3,976	$5,661
Other deferred costs	1,963	4,813
Total inventory and other deferred costs	$5,939	$10,474

Property and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023
Machinery and equipment	$29,586	$27,809
Computer equipment	17,088	17,923
Computer software	2,985	2,961
Furniture and fixtures	2,198	2,045
Construction in progress	899	3,485
Leasehold improvements	41,556	40,811
Total	94,312	95,034
Less: accumulated depreciation and amortization	(46,038)	(37,668)
Property and equipment, net	$48,274	$57,366

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $10.9 million and $11.3 million, respectively.

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation	$8,544	$12,816
Operating lease liabilities	7,696	7,761
Loans—current portion (Note 6)	1,669	1,646
Market Development Fees received from Tempus (Note 8)	1,400	—
Employee ESPP contributions	301	311
Accrued and other current liabilities	2,019	1,407
Total accrued and other current liabilities	$21,629	$23,941

Note 5. Fair Value Measurements

The following tables show financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used in such measurements as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$1,152	$—	$—	$1,152
Money market funds	44,524	—	—	44,524	Level 1
Commercial paper	39,291	—	(6)	39,285	Level 2
U.S. agency securities	6,453	1	—	6,454	Level 2
Total cash and cash equivalents	91,420	1	(6)	91,415
Short-term investments:
Commercial paper	8,697	1	(1)	8,697	Level 2
Corporate debt securities	498	—	—	498	Level 2
U.S. agency securities	2,330	—	—	2,330	Level 2
U.S. government securities	82,042	33	(6)	82,069	Level 2
Total short-term investments	93,567	34	(7)	93,594
Total assets measured at fair value	$184,987	$35	$(13)	$185,009

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$3,649	$—	$—	$3,649
Money market funds	14,968	—	—	14,968	Level 1
Commercial paper	34,416	—	(18)	34,398	Level 2
U.S. agency securities	1,985	1	—	1,986	Level 2
U.S. government securities	1,983	—	—	1,983	Level 2
Total cash and cash equivalents	57,001	1	(18)	56,984
Short-term investments:
Commercial paper	495	—	—	495	Level 2
U.S. agency securities	1,976	—	—	1,976	Level 2
U.S. government securities	54,720	7	(3)	54,724	Level 2
Total short-term investments	57,191	7	(3)	57,195
Total assets measured at fair value	$114,192	$8	$(21)	$114,179

The amortized costs and fair value of marketable debt securities (excluding cash and money market funds), by contractual maturity, at December 31, 2024 are as follows (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value
Less than 1 year	$127,369	$127,392
1 to 5 years	11,942	11,941
Total	$139,311	$139,333

No security has been in a continuous unrealized loss position for more than 12 months and the Company does not consider any of its marketable debt securities to be impaired.

Tempus Warrants

The Black-Scholes option-pricing model was used to estimate fair value of the warrants issued to Tempus at the date of issuance, November 28, 2023, and at each subsequent balance sheet date prior to their exercises in full in August 2024. Assumptions used are listed below, which are Level 3 fair value inputs. Expected term is equal to the remaining contractual periods of each of the two warrants. Expected volatility was based on the Company's actual historical volatility over the expected terms of the warrants. The risk-free interest rate was based on the U.S. Treasury yield curve over the expected term of the warrants. Refer to Note 8, Related Party Transactions, for further information about the warrants issued to Tempus.

As of December 31, 2023
Expected term (in years)	1.00 - 2.00
Volatility	102.6 - 108.5%
Risk-free interest rate	4.23 - 4.79%
Dividend yield	–%
Total fair value of Tempus Warrants (in thousands)	$10,027

The following table sets forth a summary of the changes in fair value of the Company's Level 3 financial instruments (in thousands):

	Year ended December 31,
Warrant Liabilities	2024	2023
Beginning balance	$10,027	$—
Initial fair value of warrant liabilities upon issuance	—-	6,942
Change in fair value—recognized as loss within Other income (expense), net in the consolidated statements of operations	18,274	3,085
Derecognition of warrant liabilities due to exercise in full	(28,301)	—
Ending balance	$—	$10,027

Note 6. Loans

Amounts outstanding under loans are as follows (in thousands):

	December 31,
	2024	2023
Principal	$1,772	$2,904
Less: unamortized discount	—	(24)
Total carrying amount	1,772	2,880
Less: current portion (included in accrued and other current liabilities)	(1,669)	(1,646)
Long-term portion (included in other long-term liabilities)	$103	$1,234

Equipment and Software Loans

In April 2021, the Company entered into a secured payment agreement with a financing entity to finance the purchase of $2.4 million of internal use software licenses and related software maintenance from a vendor. The financing entity and vendor are not related. The Company repaid the financed amount in three equal payments of $0.8 million in May 2021, May 2022, and May 2023. The payment agreement was noninterest bearing and the Company concluded that such interest rate (zero) did not represent fair and adequate compensation to the financing entity for the use of the related funds. Accordingly, the Company approximated the rate at which it could obtain financing of a similar nature from other sources at the date of the transaction. The resulting imputed interest rate was 7% and was used to establish the present value of the payment agreement. The discount is recognized as an interest expense in the consolidated statements of operations over the life of the payment agreement.

The Company entered into two more secured payment agreements in April 2021 and July 2022, with the same financing entity, to finance the purchase of $3.1 million of computer hardware and related hardware maintenance and $1.3 million of internal use software licenses and related ongoing support, respectively. The Company repaid the financed amount in three equal payments of $1.0 million in July 2021, June 2022, and June 2023 for the first agreement, and two equal payments of $0.4 million in September 2022 and September 2023 for the second agreement. The third payment of $0.4 million for the second agreement, which was supposed to be paid in September 2024, was settled in January 2025. As of December 31, 2024, this amount was included in the accrued and other current liabilities in the consolidated balance sheets. The nature of these agreements and resulting accounting treatment are the same as the payment agreement described in the preceding paragraph, except the imputed interest rate was 9% for the July 2022 agreement.

The total initial present value of the payment agreements was $6.4 million and presented as proceeds from loans in the financing activities section of the consolidated statements of cash flows. Such proceeds were used to purchase equipment, software, and related maintenance and are reflected as cash outflows in the investing and operating activities sections. Repayments of $2.2 million, comprised of $0.8 million related to April 2021 internal use software license agreement, $1.0 million related to April 2021 computer hardware agreement, and $0.4 million related to July 2022 internal use software license agreement, were presented as financing cash outflows during the year ended December 31, 2023 in the consolidated statements of cash flows. Imputed noncash interest expense was immaterial and $0.1 million for the year ended December 31, 2024 and 2023, respectively.

Lab Equipment Loan

In November 2023, the Company purchased lab equipment from one of its main vendors for $3.4 million. Extended payment terms were provided to the Company through a financial solutions partner of the vendor. Terms included a 30% down payment and 24 equal monthly payments for the remaining balance, with such monthly payments commencing in January 2024 and the last payment due in January 2026, and no interest or financing charges. Title for the lab equipment transferred immediately upon delivery to the Company. The financial solutions partner retains a security interest until payoff is complete at the end of 2025. The purchase price for the lab equipment was equal to the cash price and thus the impact of imputing interest would have been de minimis.

The total financed amount of $3.4 million was presented as proceeds from loans in the financing activities section of the consolidated statements of cash flows during the year ended December 31, 2023. Such amounts were used to purchase lab equipment and are reflected as purchases of property and equipment in the investing activities section of the consolidated statements of cash flows during the year ended December 31, 2023. Repayments, including both the down payment and future monthly payments, were $1.0 million and $1.1 million during the years ended December 31, 2023 and 2024, respectively, are presented as financing cash outflows in the consolidated statements of cash flows.

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

The Company has a noncancelable operating lease expiring in November 2027 for 31,280 square feet in Menlo Park, California previously used for laboratory operations and its former corporate headquarters. The lease includes escalating rent payments. In 2021, the Company expanded the leased premises by an additional 14,710 square feet of space (the “Expansion Lease”). The Expansion Lease expired at the end of December 2022 and was not extended. The Company moved all laboratory operations to the Fremont facility during the third quarter of 2023 and recorded a $5.6 million impairment loss in its consolidated statements of operations during the year ended December 31, 2023 for operating lease right-of-use assets as a result of the change in use of the Menlo Park office as mentioned below. The Company is actively marketing the vacated Menlo Park space for sublease.

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

As of December 31, 2024 and 2023, operating leases had a weighted-average remaining lease term of 9.9 years and 10.4 years, respectively and a weighted-average discount rate of 10.6% and 10.5%, respectively. Discount rates are based on estimates of the Company's incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of December 31, 2024 were as follows (in thousands):

Amount
2025	$8,057
2026	7,230
2027	7,189
2028	5,215
2029	5,371
2030 and thereafter	37,426
Total future minimum lease payments	70,488
Less: imputed interest	(27,910)
Present value of future minimum lease payments	42,578
Less: current portion of operating lease liability (included in accrued and other current liabilities)	(7,696)
Long-term operating lease liabilities	$34,882

Cash paid for operating lease liabilities, included in cash flows from operating activities in the consolidated statements of cash flows, for the years ended December 31, 2024 and 2023 was $8.1 million, and $6.0 million, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the years ended December 31, 2024 and 2023 were zero and $1.3 million, respectively.

Components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Lease cost
Operating lease cost	$6,028	$6,793
Short-term lease cost	199	198
Variable lease cost	2,027	1,828
Total lease cost	$8,254	$8,819

Lease Impairment

As mentioned above, the Company completed the move of its laboratory operations from its Menlo Park facility to its Fremont facility and began actively marketing the Menlo Park space for sublease during 2023. Accordingly, the Company evaluated the ongoing value of the operating lease right-of-use asset associated with the Menlo Park facility. Based on this evaluation, the Company determined that the right-of-use asset with a carrying amount of $6.7 million was no longer recoverable and was impaired and wrote it down to its estimated fair value of $1.1 million, which resulted in a noncash impairment loss of $5.6 million in its consolidated statements of operations during the year ended December 31, 2023. Estimated fair value was based on expected future sublease cash flows (with the assistance of a third-party real estate broker), net of brokerage commissions and estimated tenant incentives, discounted at a market rate of return on similar assets. The estimation of fair value also included expected downtime prior to the commencement of a future sublease.

Note 8. Related Party Transactions

The Company determined that Tempus and Merck Sharp & Dohme LLC ("Merck") are related parties because they own more than 10% of the Company's common stock.

Tempus

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

Under the Tempus Agreement, the Company conducted development activities to analytically validate NeXT Personal Dx in three indications: breast cancer, lung cancer and immuno-oncology monitoring. In consideration of the Company performing such development activities, Tempus agreed to pay the Company fees of $12.0 million (the "Market Development Fees"), consisting of an activation fee of $3.0 million, a first milestone fee of $3.0 million (upon achievement of one clinical validation), and a second milestone fee payable in six quarterly installments totaling $6.0 million (upon achievement of the two remaining clinical validations). If the Company does not achieve the second milestone by June 2024, Tempus may withhold installment payments, and Tempus will have the right to terminate the Tempus Agreement or convert it to a non-exclusive arrangement. Upon termination or conversion, the Company will refund to Tempus fees received other than the activation fee, subject to certain reductions. The Company has achieved all three clinical validations, thus both milestones have been met.

Separately, the parties are performing co-promotion activities and the Company is compensating Tempus for promotional and commercialization services through the end of 2026 in an amount up to $9.6 million.

The Tempus Agreement also granted Tempus access to initial and longitudinal genomic data derived from performance of the tests and Tempus will have the right to use such data. If Tempus licenses such data to a third party and Tempus recognizes revenue from such license, Tempus will pay the Company a percentage of its gross revenues attributable to such license that is in the range of 10 to 20 percent. Such revenue share shall be payable during the term of the agreement and for 10 years thereafter.

Pursuant to the Tempus Agreement, the Company will not allow another third party to market the test in such indications and Tempus will not market another tumor-informed molecular residual disease test for use in such indications (whether its own or that of a third party), in each case subject to certain exceptions. These exclusivity obligations terminate on December 31, 2027, to the extent they do not expire earlier. In addition, each party has the right to convert the Tempus Agreement to a non-exclusive arrangement upon the occurrence of certain specified events.

Additionally, as partial consideration of Tempus' obligations to the Company under the Tempus Agreement, the Company issued warrants to Tempus. See "Tempus Warrants" section below.

Tempus Warrants

In consideration of Tempus’ obligations to Personalis under the Tempus Agreement, on November 28, 2023, the Company issued to Tempus (1) a warrant to purchase up to 4,609,400 shares of Personalis common stock at an exercise price per share of $1.50, with an expiration date of December 31, 2024 (the “First Warrant”), and (2) a warrant to purchase up to 4,609,400 shares of Personalis common stock at an exercise price per share of $2.50, with an expiration date of December 31, 2025 (the “Second Warrant” and, together with the First Warrant, the “Tempus Warrants”). The Tempus Warrants were exercisable for cash at any time prior to the applicable expiration date, may be net exercised in certain circumstances, and automatically net exercisable in connection with a change of control of Personalis if the value ascribed to the consideration to be paid for one share of common stock exceeds the applicable exercise price. If Tempus acquires any shares of common stock directly from the Company other than by exercising the Warrants (any such shares, “Non-Warrant Shares”), then the total number of shares issuable upon exercise of the Tempus Warrants will be reduced by the Non-Warrant Shares on a share-for-share basis, proportionally between the First Warrant and the Second Warrant based on how many shares are then underlying the Warrants. Subject to limited exceptions, neither the warrants nor any interest therein may be transferred or assigned without the prior written consent of Personalis.

Since the Tempus Warrants included a provision under which the total number of shares issuable upon settlement were subject to adjustment, the Tempus Warrants were classified as liability instruments while outstanding and subject to remeasurement at each balance sheet date, with changes in fair value recognized as other income (expense), net in the consolidated statements of operations. Fair value of the two warrants were estimated at the date of issuance, November 28, 2023, using the Black-Scholes option-pricing model. Since the initial fair value of $6.9 million exceeded the total proceeds from Tempus of $6.0 million, a loss of $0.9 million was immediately recognized within other income (expense), net. None of the remaining Market Development Fees of $6.0 million were allocated to the warrants as such proceeds are contingent upon the Company achieving additional clinical validation milestones. Fair values of the warrants were estimated using the Black-Scholes option-pricing model. See Note 5, Fair Value Measurements for discussion of inputs used in the measurements of the Tempus Warrants and the resulting noncash losses recognized in the consolidated statements of operations. After the issuance of warrants in November 2023, fair value of the Tempus Warrants increased by $3.1 million as of December 31, 2023. The increase in fair value, plus the immediate loss of $0.9 million recognized upon issuance, resulted in a $4.0 million expense recognized in other income (expense), net in the consolidated statements of operations during the year ended December 31, 2023. Prior to the exercise of Tempus Warrants in August 2024, the Company recognized a charge of $18.3 million due to the increase in fair value of Tempus Warrants, which was recorded in other income (expense), net in the consolidated statements of operations during the year ended December 31, 2024.

In August 2024, concurrently with the execution of the Tempus Investment Agreement (described below), Tempus exercised in full the Tempus Warrants to purchase 9,218,800 shares of Personalis common stock for $18.4 million in cash, at an average exercise price of $2.00 per share, which is presented as financing cash flows in the consolidated statements of cash flows for the year ended December 31, 2024. The fair value of Tempus Warrants at the time of exercise was $28.3 million based on intrinsic value of Company's common stock at a per share price of $3.07, which is the difference between the last reported closing price of the common stock and its average exercise price at the time of exercise.

Investment Agreement with Tempus

In August 2024, the Company entered into an investment agreement (the "Tempus Investment Agreement") with Tempus under which the Company issued and sold 3,500,000 shares of common stock at a price per share of $5.07, representing the last reported closing price of the common stock. The Company received $17.7 million of cash from the sale of the shares and incurred $1.1 million of issuance costs directly related to the sale, which are presented as financing cash flows in the consolidated statements of cash flows for the year ended December 31, 2024.

Impact of Tempus Agreement on the Financial Statements

The Company had achieved the first clinical validation milestone at the time of entering the Tempus Agreement and was therefore entitled to Market Development Fees of $6.0 million, consisting of the first milestone fee of $3.0 million and the activation fee of $3.0 million. These proceeds of $6.0 million were received in 2023 and treated as consideration for the Tempus Warrants. These proceeds were presented as financing cash inflows in the consolidated statements of cash flows during the year ended December 31, 2023.

The remainder of Market Development Fees—$6.0 million, payable in six quarterly installments—are recorded as a liability when received and offset against promotional fees as they are paid by the Company to Tempus. As of December 31, 2024, $3.0 million of such $6.0 million Market Development Fees have been received.

Amounts of transactions with Tempus during each income statement period presented, along with amounts due from or to Tempus as of the balance sheet date, follows (in thousands):

Income Statement
Year Ended December 31, 2024
Orders and results delivery fees and net promotional fees—Selling, general and administrative expenses	$498
Noncash loss from remeasurement of Tempus Warrants—Other income (expense), net	(18,274)

Balance Sheet
December 31, 2024
Accrued and other current liabilities:
Unamortized Market Development Fees	$1,400
Accrued payable to Tempus	345
Total accrued and other current liabilities	$1,745

Other long-term liabilities:
Unamortized Market Development Fees	$1,200
Total other long-term liabilities	$1,200

Merck Sharp & Dohme LLC

Investment Agreement with Merck

On December 19, 2024, the Company entered into an investment agreement (the "Merck Investment Agreement") with Merck under which the Company issued and sold 14,044,943 shares of common stock at a price per share of $3.56, representing the last reported closing price of the common stock. The Company received $50.0 million of cash from the sale of the shares and incurred $0.3 million of issuance costs directly related to the sale, which are presented as financing cash flows in the consolidated statements of cash flows for the year ended December 31, 2024. Pursuant to the terms of the Merck Investment Agreement, the Company agreed to reserve $10.0 million of the proceeds to open an ISO-certified laboratory in a region outside of the United States, with such region mutually agreed upon by the Company and Merck. This cash was not legally restricted under the Merck Investment Agreement and therefore included in cash and cash equivalents as of December 31, 2024.

Before Merck became a related party in December 2024, the Company entered into a Master Service Agreement (the “Master Agreement”), in June 2017, as amended from time to time, with Merck for the performance of DNA and RNA sequencing analysis and data interpretation services, as well as synthesis and/or analysis of chemical compounds, genetic material and related samples for preclinical research purposes. In February 2024, the Company entered into an amendment whereby Merck engaged the Company to provide clinical laboratory services in connection with Merck's clinical studies.

After Merck became a related party in December 2024, the Company invoiced $2.0 million for genomic testing services, pursuant to the terms of the Master Agreement and recorded as revenue in its consolidated statement of operations. As of December 31, 2024, $2.5 million was outstanding as a receivable from Merck and included in accounts receivable in the consolidated balance sheets.

Note 9. Restructuring and Other Charges

Costs related to the Company's reductions in workforce and closure of its China operations are included within Restructuring and Other Charges in the consolidated statements of operations. A reconciliation of the beginning and ending related liability balances, included within Accrued and Other Current Liabilities in the consolidated balance sheets, is as follows (in thousands):

	One-time employee termination benefits	Other costs (primarily China asset disposals and impairments)	Total restructuring and other charges
Restructuring liability balance—December 31, 2022	$—	$—	$—
Costs incurred and charged to expense	7,467	610	8,077
Costs paid or otherwise settled	(4,338)	(610)	(4,948)
Restructuring liability balance—December 31, 2023	3,129	—	3,129
Costs paid or otherwise settled	(3,129)	—	(3,129)
Restructuring liability balance—December 31, 2024	$—	$—	$—

Restructuring

In January 2023, the Company initiated a reduction in workforce to reduce operating costs and improve operating efficiency. The workforce reduction affected nearly 100 employees and was substantially completed during the first quarter of 2023. The Company recognized $3.1 million in one-time employee termination benefits in connection with the reduction in workforce in its consolidated statements of operations during the year ended December 31, 2023, comprising separation pay and healthcare benefits payable in cash, all of which were paid by the end of the second quarter of 2023.

In December 2023, the Company initiated a second reduction in workforce to further reduce operating costs and improve operating efficiency. The workforce reduction affected approximately 60 employees and will be completed during the first quarter of 2024. The Company recognized $4.0 million in one-time employee termination benefits in connection with the reduction in workforce in its consolidated statements of operations during the year ended December 31, 2023, comprising separation pay and healthcare benefits payable in cash. The Company paid $3.1 million of such expenses were paid during the first quarter of 2024.

Closure of China Operations

During the first half of 2023, the Company terminated its operations in China with the objective of streamlining international operations and reducing operating costs. The disposal did not qualify for reporting as a discontinued operation because it did not represent a strategic shift that would have a major effect on our operations and financial results. The Company completed the process of dissolving the Personalis (Shanghai) Ltd entity in February 2024.

Expenses of $0.9 million were recognized in connection with closure activities in the Company's consolidated statements of operations during the year ended December 31, 2023, of which $0.3 million was related to one-time employee termination benefits for the Company's 12 former employees located in China and were payable in cash. Substantially all of the terminations were completed during the first quarter of 2023, along with the related cash outlays. The remaining $0.6 million in expenses were comprised primarily of noncash charges, including losses on disposal of fixed assets and impairments of other assets.

Note 10. Stock-Based Compensation

The Company maintains the following equity incentive plans:

2011 Equity Incentive Plan

In 2011, the Company established its 2011 Equity Incentive Plan (the “2011 Plan”) that provided for the granting of stock options to employees and nonemployees of the Company. Under the 2011 Plan, the Company had the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights ("SARs"), RSAs, and RSUs. Options under the 2011 Plan could be granted for periods of up to 10 years. The ISOs could be granted at a price per share not less than the fair value at the date of grant.

2019 Equity Incentive Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) in May 2019 and June 2019, respectively. The 2019 Plan became effective in June 2019 in connection with the Company’s IPO, and serves as the successor to the 2011 Plan. Pursuant to the 2019 Plan, 7,440,524 shares of common stock were initially reserved for grant, including any shares that were reserved and available for issuance under the 2011 Plan at the time the 2019 Plan became effective, and any shares that become available upon forfeiture or repurchase by the Company under the 2011 Plan, will be reserved for future issuance. No further grants were made under the 2011 Plan after the adoption of 2019 Plan.

The 2019 Plan provides for the grant of ISOs, NSOs, SARs, RSAs, RSUs, PSAs, performance cash awards, and other forms of equity compensation. ISOs may be granted only to the Company’s employees and to any of the Company’s parent or subsidiary corporation’s employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and any of the Company’s affiliates. The exercise price of a stock option generally cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant. Options under the 2019 Plan may be granted for periods of up to 10 years. In addition, the number of shares of the Company's common stock available for grant and issuance shall be increased on January 1 of each calendar year during the term of the Plan by the lesser of (i) five percent (5%) of the number of shares of the common stock issued and outstanding on each December 31 immediately prior to the date of increase, or (ii) such number of shares determined by the Board.

2020 Inducement Plan

The Compensation Committee of the Company’s board of directors adopted the 2020 Inducement Plan (the “Inducement Plan”) in May 2020, which became effective upon adoption. The Inducement Plan was adopted without stockholder approval, as permitted by the Nasdaq Stock Market rules. The Inducement Plan provides for the grant of equity-based awards, including NSOs, SARs, RSAs, RSUs, PSAs, and other forms of equity compensation, and its terms are substantially similar to the stockholder-approved 2019 Plan. In accordance with relevant Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals' entry into employment with the Company. These Awards must be approved by either a majority of the Company’s independent directors or the Company’s compensation committee, provided such committee comprises solely independent directors (the “Independent Compensation Committee”) in order to comply with the exemption from the stockholder approval requirement for inducement grants provided under the Nasdaq Marketplace Rules. Pursuant to the Inducement Plan, the aggregate number of shares of Common Stock that may be issued will not exceed 1,000,000 shares.

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”) in May 2019 and June 2019, respectively. Pursuant to the ESPP, 250,000 shares of common stock were initially reserved for future issuance. In addition, on each January 1 for the first ten calendar years after the first offering date, the aggregate number of common stock reserved for issuance under the ESPP shall be increased automatically by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of common stock on the immediately preceding December 31, or (ii) 500,000 shares of common stock. Subject to any plan limitations, the ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the first or last day of the offering period, whichever is lower. The ESPP provides for separate six-month offering periods beginning on May 1 and November 1 of each year.

Shares of common stock available for issuance under the Company’s equity incentive plans at December 31, 2024 were as follows:

December 31, 2024
Outstanding stock awards	9,312,702
Reserved for future award grants	4,827,765
Reserved for future ESPP	61
Total common stock reserved for stock awards	14,140,528

Stock Option Activity

A summary of the Company’s stock option activity (excluding performance-based stock option activity summarized further below) for the years ended December 31, 2024 and 2023 is as follows:

	Outstanding Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2022	5,451,132	$9.90	5.31	$7
Options granted	2,638,500	2.61
Options exercised	(8)	2.44
Options forfeited or expired	(2,284,038)	7.84
Balance—December 31, 2023	5,805,586	$7.40	6.90	$64
Options granted	3,612,000	2.19
Options exercised	(80,998)	2.46
Options forfeited or expired	(728,870)	9.65
Balance—December 31, 2024	8,607,718	$5.07	7.64	$21,949
Options vested and exercisable as of December 31, 2024	4,491,161	$7.29	6.45	$8,233

Options granted to new hires generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted as merit awards generally vest monthly over a three- or four-year period.

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $5.78 on December 31, 2024 and the exercise prices of the underlying stock options. Out-of-the money stock options are excluded from aggregate intrinsic value.

The weighted-average grant date fair value of options granted was $1.53 and $1.81 per share for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the unrecognized stock-based compensation of unvested options was $6.5 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Valuation of Stock Options

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. Fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service periods of the awards. Fair value of stock options was estimated using the following range of assumptions:

Year Ended December 31,
	2024	2023
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Volatility	72.61 - 83.68%	78.47 - 79.31%
Risk-free interest rate	3.48 - 4.65%	3.47 - 4.66%
Dividend yield	–%	–%

Performance-Based Stock Option Activity

During 2020, the Company granted 421,000 PSAs to the Company's then CEO which were vested in the same year due to fulfillment of the performance condition. These PSAs expired at the end of 2023.

During 2024, the Company granted 271,500 PSAs to the executive leadership team. Vesting of the PSAs is based upon attainment of certain Medicare reimbursement coverages by the end of 2025 and subject to continuous service by the executives. Fair value was estimated using the Black-Scholes option-pricing model. Total grant-date fair value of the PSAs was $0.3 million.

A summary of the Company’s performance-based stock option activity for the years ended December 31, 2024 and 2023 is as follows:

	Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2022	421,000	$5.10	1.00	$—
Options expired	(421,000)	5.10
Balance—December 31, 2023	—	$—	—	$—
Options granted	271,500	1.61
Balance—December 31, 2024	271,500	$1.61	9.20	$1,133
Options vested and exercisable as of December 31, 2024	—	$—	—	$—

RSU Activity and Valuation

A summary of the Company’s RSU activity for the years ended December 31, 2024 and 2023 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2022	2,621,482	$9.33	$5,191
RSUs granted	24,500	2.18
RSUs vested	(839,194)	9.91	1,520
RSUs forfeited	(552,962)	8.89
Balance—December 31, 2023	1,253,826	$8.99	$2,633
RSUs granted	—	—
RSUs vested	(601,285)	10.46	1,719
RSUs forfeited	(219,057)	10.20
Balance—December 31, 2024	433,484	$6.34	$2,506

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

The aggregate fair value of unvested RSUs is calculated using the closing price of the Company’s common stock of $5.78 on December 31, 2024. As of December 31, 2024, the unrecognized stock-based compensation cost of unvested RSUs was $2.0 million, which is expected to be recognized over a weighted-average period of 1.3 years.

The Company’s default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

ESPP Activity and Valuation

During the years ended December 31, 2024 and 2023, 583,695 and 999,194 shares of common stock were purchased under the ESPP, respectively. The fair value of stock purchase rights granted under the ESPP was estimated using the following range of assumptions:

	Year Ended December 31,
	2024	2023
Expected term (in years)	0.5	0.5
Volatility	61.35 - 95.66%	69.23 - 84.88%
Risk-free interest rate	4.42 - 5.43%	5.14 - 5.51%
Dividend yield	–%	–%
Fair value	$0.51 - $2.14	$0.33 - $0.91

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense by function (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenue	$658	$1,761
Research and development	4,039	4,870
Selling, general and administrative	5,989	7,420
Total stock-based compensation expense	$10,686	$14,051

The following is a summary of stock-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2024	2023
Service-based stock options	$5,017	$5,746
Performance-based stock options	112	—
RSUs	5,251	7,539
ESPP	306	766
Total stock-based compensation expense	$10,686	$14,051

Note 11. Segment and Geographic Information

The Company operates in one reportable segment, which is providing advanced cancer genomic tests for precision oncology and personalized testing. The Company develops, markets, and sells these tests to pharmaceutical companies, biopharmaceutical companies, diagnostic companies, universities, non-profits, and government entities. It derives revenue primarily in the United States from the sale of genomic testing services and manages its business activities on a consolidated basis. The Company does not have intra-entity sales or transfers. The Company’s CODM is its CEO, who reviews consolidated operating results, accompanied by disaggregated information about net revenues by customer types, as presented below, to make decisions about allocating resources and assessing performance for the entire Company.

Consolidated net loss is used to monitor actual performance compared to plans and forecasts. The CODM assesses performance based on revenue growth which is reported on the consolidated statements of operations. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the consolidated balance sheet as total assets. Substantially all of the Company’s long-lived assets are located in the United States.

The Company attributes revenues to geographic region based on the billing addresses of customers. The following table presents net revenues by geographic region:

	Year Ended December 31,
	2024	2023
United States	96%	90%
Others	4%	10%

The following table provides information about reported segment revenue, segment loss, and significant segment expenses (in thousands):

	Year Ended December 31,
	2024	2023
Revenue	$84,614	$73,481
Less:
Payroll and related costs	66,910	86,463
Lab supplies and outside services	12,029	18,841
Facility costs	10,132	16,899
Professional services	9,079	12,448
Repairs and maintenance	8,210	8,479
Lease impairment	—	5,565
Restructuring and other charges	—	8,077
Change in fair value of the Tempus Warrants	18,274	4,027
Depreciation and amortization	10,941	11,770
Other segment items(a)	35,833	15,109
Interest income	(5,510)	(5,901)
Segment and consolidated net loss	$(81,284)	$(108,296)

(a) Other segment items included in segment net loss include materials cost related to cost of revenue, marketing expenses, office expenses, foreign currency exchange gain and losses, and other overhead expenses.

Note 12. Commitments and Contingencies

Contingencies

In June 2024, the Company and Foresight entered into a Settlement and License Agreement (the "S&L Agreement") to settle litigation related to alleged patent infringement by Foresight. The Company filed complaints against Foresight—one in August 2022 and a second in June 2023—for infringement of certain of the Company's patents relating to detection of MRD. Foresight filed counterclaims and alleged that its solid tumor recurrence test does not infringe the Company's patents and invalidated two of the Company's patents, and sought to invalidate certain of the Company's other patents, through inter partes review proceedings with the U.S. Patent Trial and Appeal Board. Pursuant to the S&L Agreement, Foresight and the Company agreed to dismiss the pending claims of infringement and related defenses and counterclaims, and to end the remaining inter partes review proceedings.

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

The Company is also subject to claims and assessments from time to time in the ordinary course of business, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations and other matters. For example, the Company has received, and may in the future continue to receive letters, claims or complaints from others alleging false advertising, intellectual property infringement, and/or violation of employment practices. Accruals for litigation and loss contingencies are reflected in the consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. Except for the matter described in the first two paragraphs of this Note 12, as of December 31, 2024, the Company was not involved in any material legal proceedings.

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

In accordance with the Company's bylaws and/or pursuant to indemnification agreements entered into with directors, officers and certain employees, the Company has indemnification obligations to its directors, officers and employees for claims brought against these persons arising out of certain events or occurrences while they are serving in such a capacity. The Company maintains a director and officer liability insurance coverage to reduce its exposure to such obligations, and payments made under these agreements. To date, there have been no indemnification claims by these directors, officers and employees.

Note 13. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed release of outstanding RSUs, and assumed issuance of common stock under the ESPP. The Company incurred net losses in the periods presented, and as a result, potential common shares from stock options, RSUs, and ESPP issuances were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023
Net loss	$(81,284)	$(108,296)
Weighted-average common shares outstanding—basic and diluted	59,251,013	48,175,201
Net loss per common share—basic and diluted	$(1.37)	$(2.25)

The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	Year Ended December 31,
	2024	2023
Tempus Warrants	—	9,218,800
Options to purchase common stock	8,879,218	5,805,586
Unvested RSUs	433,484	1,253,826
ESPP	61	513,881
Total	9,312,763	16,792,093

Note 14. Income Taxes

For financial reporting purposes, loss before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(81,312)	$(106,833)
Foreign	46	(1,380)
Loss before income taxes	$(81,266)	$(108,213)

Provision for Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$(9)
State	4	3
Foreign	15	35
Total current	19	29
Deferred:
Foreign	(1)	54
Total deferred	(1)	54
Provision for income taxes	$18	$83

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows:

	Year Ended December 31,
	2024	2023
Expected tax (benefit) at federal statutory rate	(21%)	(21%)
Effect of:
State taxes	(5%)	(7%)
Change in valuation allowance	20%	26%
Stock-based compensation	3%	3%
Research and development credit	(3%)	(3%)
Warrant revaluation	5%	0%
Other	1%	2%
Effective tax rate	–%	–%

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$94,215	$83,983
Research and development credits	26,196	22,669
Capitalized research and development	27,088	22,089
Property and equipment	73	—
Deferred revenue	332	362
Accruals and reserves	2,011	2,883
Stock-based compensation	4,084	4,614
Operating lease liabilities	11,828	13,124
Other intangibles	152	209
Other	299	132
Total gross deferred tax assets	166,278	150,065
Less: valuation allowance	(161,698)	(144,861)
Total deferred tax assets	4,580	5,204
Deferred tax liabilities:
Property and equipment	—	(113)
Operating lease right-of-use assets	(4,571)	(5,084)
Total deferred tax liabilities	(4,571)	(5,197)
Net deferred tax assets	$9	$7

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of the Company’s lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $16.8 million and $30.4 million during the years ended December 31, 2024 and 2023, respectively.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2024, the Company had a net operating loss carryforward for federal income tax purposes of $324.1 million, of which $91.9 million is subject to expiration beginning in 2031. The Company had a total state net operating loss carryforward of $302.5 million, which will begin to expire in 2031. Utilization of some of the federal and state net operating loss and credit carryforwards or other tax attributes, such as research tax credits, are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and similar state provisions. Under Section 382 of the Code, "change in ownership" generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our operating results.

As of December 31, 2024, the Company has federal credits of $14.2 million, which will begin to expire in 2031 and state research credits of $12.0 million, which have no expiration date. These tax credits are subject to the same limitations discussed above. The Company determined that the ownership changes identified above had no significant impact on federal and state research credits.

Unrecognized Tax Benefits

The Company has incurred net operating losses since inception and does not have any significant unrecognized tax benefits in the balance sheet. The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. If the Company is eventually able to recognize its uncertain positions, the effective tax rate would be reduced. The Company currently has a full valuation allowance against its net deferred tax assets, which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Any adjustments to the Company’s uncertain tax positions would result in an adjustment of net operating loss or tax credit carryforwards rather than resulting in a cash outlay.

The Company files U.S. federal income tax returns and various state income tax returns. Because of net operating losses and research credit carryovers, substantially all the Company’s tax years remain open to examination.

The Company has the following activity relating to unrecognized tax benefits (in thousands):

	December 31,
	2024	2023
Beginning balance	$5,701	$4,240
Gross increase—tax position in prior periods	—	162
Gross increase—tax position in current period	882	1,299
Ending balance	$6,583	$5,701

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2024 and 2023, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

Note 15. Subsequent Events

Equipment and Software Purchases

In January 2025, the Company entered into a $2.9 million non-cancellable purchase agreement to acquire certain equipment and related maintenance services. Under the agreement, the Company is required to make 20% down payment before the equipment is shipped, with the remaining balance due by January 2026.

Additionally, the Company signed a separate purchase agreement with the same vendor for $2.8 million in software services and related support. Under this agreement, the Company is also required to make three equal payments of $1.0 million in January 2026, January 2027 and January 2028 for a 60-month service term beginning from January 2025 to January 2030.

Software Loan

In January 2025, the Company entered into a payment agreement with a financing entity to finance a purchase of $2.8 million of internal-use software licenses and related software support services from a vendor. The financing entity and vendor are not related. The payment agreement is non-interest bearing and the Company is obligated to repay the financed amount in three installments of $0.7 million in February 2025, $1.2 million in February 2026 and $0.9 million in February 2027.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Personalis, Inc.

Fremont, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Personalis, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Transactions

As described in Notes 2 and 3 to the consolidated financial statements, the Company derives revenue from the sale of genomic testing services. The genomic testing services are the only distinct services that meet the definition of a performance obligation and are accounted for as one performance obligation. Revenue is recognized at a point in time when test results are transferred to the customer. The Company’s consolidated revenue was $84.6 million for the year ended December 31, 2024.

We identified the auditing of the occurrence of revenue transactions as a critical audit matter. Auditing the occurrence of revenue was especially challenging due to the significant audit effort in performing procedures related to the occurrence of revenue transactions, given the significance of revenue, the large volume of transactions, and the evaluation of the sufficiency of audit evidence.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the occurrence of revenue transactions, on a sample basis, by obtaining and inspecting invoices, customer purchase orders, delivery data from various sources including confirmation of transactions with customers, and cash receipts from customers, where applicable.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2023.

San Jose, California

February 27, 2025

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO") has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2024, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except for the principal occupation, business experience, and education of each of our executive officers and directors set forth further below, the information required by this Item is set forth under the headings “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Delinquent Section 16(a) Reports,” “Corporate Governance and Board of Directors Matters,” and “Proposal No. 1 Election of Directors—Information About Our Continuing Directors” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the solicitation of proxies for the Company’s 2025 annual meeting of stockholders, and is incorporated herein by reference.

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

Stephen Moore. Mr. Moore has served as our Vice President and General Counsel since April 2020 and as Corporate Secretary since May 2020. In February 2024, Mr. Moore was promoted to Senior Vice President and Chief Legal Officer. From October 2014 to April 2020, Mr. Moore served as General Counsel and Corporate Secretary at Pacific Biosciences of California, Inc., a publicly traded advanced genomics company. From January 2010 to October 2014, Mr. Moore served in other roles at Pacific Biosciences of California, Inc., including Associate General Counsel and Senior Director of Commercial Legal Affairs, and Vice President, Legal Affairs. From June 2007 to December 2009, Mr. Moore served as General Counsel and Corporate Secretary at Navigenics, Inc., a consumer genomics company. From January 1999 to June 2007, Mr. Moore held various positions at Affymetrix, Inc., a microarray company, including Associate General Counsel. Mr. Moore holds a B.A. in Political Science from San Jose State University and a J.D. from University of California, Davis.

Independent Directors

Olivia K. Bloom. Ms. Bloom has served on our Board of Directors since March 2022. In September 2023, after a 29-year career with Geron Corporation, a publicly traded commercial-stage biopharmaceutical company, Ms. Bloom retired as Executive Vice President, Chief Financial Officer and Treasurer. During that tenure, Ms. Bloom held several financial management positions, including Chief Accounting Officer and Controller, as well as lead several operational functions, including purchasing, information technology and investor relations. Ms. Bloom started her career in public accounting at KPMG International Limited and became a Certified Public Accountant in 1994. Ms. Bloom holds a B.S. in Business Administration from the University of California, Berkeley. Ms. Bloom was selected to serve on our Board of Directors because of her expertise in finance, accounting, and corporate governance and her experience as a senior female executive working for and with publicly-traded life science companies.

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

Item 11. Executive Compensation.

The information required by this Item is set forth under the headings “Director Compensation,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth under the headings “Equity Compensation Plans at December 31, 2024” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth under the headings “Corporate Governance and Board of Directors Matters” and “Transactions with Related Persons and Indemnification” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth under the headings “Principal Accountant Fees and Services” and “Pre-Approval Procedures” under the proposal “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K, as indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	6/24/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38943	3.1	10/31/2022
4.1	Description of Securities of Personalis, Inc.	10-K	001-38943	4.1	2/25/2021
4.2	Form of Common Stock Certificate of the Registrant.	S-1/A	333-231703	4.1	6/7/2019
4.3	Investment Agreement, dated August 16, 2024, by and between the Registrant and Tempus AI, Inc.	8-K	001-38943	4.1	8/16/2024
4.4	Investment Agreement, dated December 19, 2024, by and between the Registrant and Merck Sharp & Dohme LLC.	8-K	001-38943	4.1	12/19/2024
10.1#	Personalis, Inc. 2011 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1	333-231703	10.1	5/23/2019
10.2#	Personalis, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-231703	10.2	6/7/2019
10.3#	Personalis, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-231703	10.3	6/7/2019
10.4#	Personalis, Inc. 2020 Inducement Plan, as amended.	10-K	001-38943	10.4	2/28/2024
10.5#	Form of RSU Award Agreement under 2020 Inducement Plan.	10-K	001-38943	10.5	2/28/2024
10.6#	Form of Option Agreement under 2020 Inducement Plan.	10-K	001-38943	10.6	2/28/2024
10.7#	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1/A	333-231703	10.4	6/7/2019
10.8#	Amended and Restated Non-Employee Director Compensation Policy, dated February 27, 2024	10-Q	001-38943	10.1	5/8/2024
10.9#	Amended and Restated Employment Agreement dated March 7, 2023, between the Company and Aaron Tachibana.	8-K	001-38943	10.1	3/8/2023
10.10#	Amended and Restated Offer Letter, dated March 7, 2023, between the Company and Christopher Hall.	8-K	001-38943	10.2	3/8/2023
10.11#	Amended and Restated Employment Agreement dated March 8, 2023, between the Company and Richard Chen.	8-K	001-38943	10.3	3/8/2023
10.12#	Second Amended and Restated Executive Severance Agreement, dated September 25, 2023, between the Company and Christopher Hall.	10-K	001-38943	10.12	2/28/2024
10.13#	Third Amended and Restated Executive Severance Agreement, dated September 25, 2023, between the Company and Aaron Tachibana.	10-K	001-38943	10.13	2/28/2024
10.14#	Third Amended and Restated Executive Severance Agreement, dated September 25, 2023, between the Company and Richard Chen.	10-K	001-38943	10.14	2/28/2024
10.15#	Second Amended and Restated Executive Severance Agreement, dated September 18, 2023, between the Company and Stephen Moore.	10-K	001-38943	10.15	2/28/2024
10.16Ω‡	Commercialization and Reference Laboratory Agreement, between the Registrant and Tempus AI, Inc., dated November 25, 2023.	8-K	001-38943	10.1	11/28/2023

10.17Ω‡	Amendment No. 1 to the Commercialization and Reference Laboratory Agreement, dated August 16, 2024, by and between the Registrant and Tempus AI, Inc.	8-K	001-38943	10.1	8/16/2024
10.18	Amendment No. 2 to the Commercialization and Reference Laboratory Agreement, dated September 20, 2024, by and between the Registrant and Tempus AI, Inc.	10-Q	001-38943	10.2	11/6/2024
10.19Ω*	Amendment No. 3 to the Commercialization and Reference Laboratory Agreement, dated December 13, 2024, by and between the Registrant and Tempus AI, Inc.
10.20	Lease, by and between MENLO PREHC I, LLC, MENLO PREPI I, LLC, TPI INVESTORS 9, LLC and the Registrant, dated February 2, 2015.	S-1	333-231703	10.9	5/23/2019
10.21	First Amendment to Lease, by and between MENLO PREPI I, LLC and TPI INVESTORS 9, LLC and the Registrant, dated April 8, 2020.	10-Q	001-38943	10.1	8/6/2020
10.22	Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated August 25, 2021.	10-Q	001-38943	10.1	11/4/2021
10.23	Amendment No. 1 to Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated December 8, 2021.	10-K	001-38943	10.16	2/24/2022
10.24	Amendment No. 2 to Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated June 9, 2022.	10-Q	001-38943	10.1	8/3/2022
10.25	Amendment No. 3 to Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated December 19, 2022.	10-K	001-38943	10.19	2/23/2023
10.26‡	Contract No. 36C24E22D0031, by and between the U.S. Department of Veterans Affairs and the Registrant, dated September 30, 2022.	10-Q	001-38943	10.1	11/2/2022
19.1*	Insider Trading Policy.
21.1	Subsidiaries of the Registrant as of December 31, 2024.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#	Incentive Compensation Recoupment Policy.	10-K	001-38943	97	2/28/2024
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

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

Date: February 27, 2025	Personalis, Inc.

	By:	/s/ Aaron Tachibana
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name and Signature	Title	Date

/s/ Christopher Hall	President, Chief Executive Officer and Director	February 27, 2025
Christopher Hall	(Principal Executive Officer)

/s/ Aaron Tachibana	Chief Financial Officer and Chief Operating Officer	February 27, 2025
Aaron Tachibana	(Principal Financial and Accounting Officer)

/s/ Karin Eastham	Director	February 27, 2025
Karin Eastham

/s/ Olivia Bloom	Director	February 27, 2025
Olivia K. Bloom

/s/ A. Blaine Bowman	Director	February 27, 2025
A. Blaine Bowman

/s/ Woodrow A. Myers, Jr.	Director	February 27, 2025
Woodrow A. Myers, Jr., M.D.

/s/ Lonnie Shoff	Director	February 27, 2025
Lonnie Shoff

/s/ Kenneth Widder	Director	February 27, 2025
Kenneth J. Widder, M.D.