Form 10-Q
period 2025-03-31
Personalis, Inc.
filed 2025-05-06
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of registrant’s Common Stock outstanding as of April 29, 2025 was 88,325,138.

PERSONALIS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2025

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

Summary of Risk Factors

The following is a summary of the principal risks and uncertainties that could materially adversely affect our business, financial condition, or results of operations. You should read this summary together with the more detailed description of risk factors below under the heading “Risk Factors."

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
•
We are pursuing a partner-centric strategy and have key relationships with Tempus, Myriad Genetics, Inc, Moderna, and Merck & Co., Inc. ("Merck"), among others. These and any other partnering and/or collaboration agreements that we have entered into or may enter into in the future may not be successful, or may terminate, which could adversely impact our business or affect our ability to develop and commercialize our services and products.
•
We rely on a limited number of suppliers, or in some cases, a sole supplier, for some laboratory instruments and materials, and we may not be able to replace or immediately transition to alternative suppliers should we need to do so.
•
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
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
•
Personalized cancer therapies represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development, or delays or inability to achieve regulatory approval, commercialization, or payor coverage, any of which could adversely affect our business.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$71,001	$91,415
Short-term investments	114,687	93,594
Accounts receivable, net (1)	10,973	8,140
Inventory and other deferred costs	4,923	5,939
Prepaid expenses and other current assets	4,838	3,927
Total current assets	206,422	203,015
Property and equipment, net	47,986	48,274
Operating lease right-of-use assets	16,055	16,453
Other long-term assets	2,845	2,526
Total assets	$273,308	$270,268
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (2)	$7,914	$6,397
Accrued and other current liabilities (2)	20,014	21,629
Contract liabilities	1,964	3,100
Total current liabilities	29,892	31,126
Long-term operating lease liabilities	34,112	34,882
Other long-term liabilities (3)	1,959	1,303
Total liabilities	65,963	67,311
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 88,319,290 and 85,171,146 shares issued and outstanding, respectively	9	9
Additional paid-in capital	773,094	752,961
Accumulated other comprehensive loss	(18)	(23)
Accumulated deficit	(565,740)	(549,990)
Total stockholders’ equity	207,345	202,957
Total liabilities and stockholders’ equity	$273,308	$270,268

(1) Includes related party accounts receivable of $0.5 million and $2.5 million as of March 31, 2025 and December 31, 2024, respectively.

(2) Includes related party liabilities of $2.8 million and $1.7 million as of March 31, 2025 and December 31, 2024, respectively.

(3) Includes related party liabilities of $1.2 million and $1.2 million as of March 31, 2025 and December 31, 2024, respectively.

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue (1)	$20,605	$19,525
Costs and expenses
Cost of revenue	13,398	14,032
Research and development	12,640	12,771
Selling, general and administrative (2)	12,263	11,602
Total costs and expenses	38,301	38,405
Loss from operations	(17,696)	(18,880)
Interest income	2,027	1,359
Interest expense	(28)	(9)
Other income (expense), net	(46)	4,569
Loss before income taxes	(15,743)	(12,961)
Provision for income taxes	7	7
Net loss	$(15,750)	$(12,968)
Net loss per share, basic and diluted	$(0.18)	$(0.26)
Weighted-average shares outstanding, basic and diluted	87,463,885	50,678,586

(1) Includes related party revenue of $0.5 million for the three months ended March 31, 2025.

(2) Includes related party sales and marketing expenses of $0.6 million for the three months ended March 31, 2025.

See notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(15,750)	$(12,968)
Other comprehensive income (loss), net of tax
Changes in foreign currency translation adjustments:
Change during period	33	(29)
Reclassification of adjustments to net loss due to dissolution of Personalis (Shanghai) Ltd	—	199
Net changes in foreign currency translation adjustments	33	170
Change in unrealized gain on available-for-sale debt securities	(28)	(73)
Comprehensive loss	$(15,745)	$(12,871)

See notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2024	85,171,146	$9	$752,961	$(23)	$(549,990)	$202,957
Proceeds from sales of common stock under ATM facility, net of commissions	3,064,152	—	17,782	—	—	17,782
Proceeds from exercise of stock options	62,022	—	132	—	—	132
Restricted stock units vested	21,970	—	—	—	—	—
Stock-based compensation	—	—	2,219	—	—	2,219
Foreign currency translation adjustment	—	—	—	33	—	33
Unrealized gain on available-for-sale debt securities	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(15,750)	(15,750)
Balance—March 31, 2025	88,319,290	$9	$773,094	$(18)	$(565,740)	$207,345

Balance—December 31, 2023	50,480,694	$5	$598,364	$(222)	$(468,706)	$129,441
Proceeds from sales of common stock under ATM facility, net of commissions	880,000	—	1,437	—	—	1,437
Restricted stock units vested	33,505	—	—	—	—	—
Stock-based compensation	—	—	2,687	—	—	2,687
Foreign currency translation adjustment	—	—	—	170	—	170
Unrealized loss on available-for-sale debt securities	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(12,968)	(12,968)
Balance—March 31, 2024	51,394,199	$5	$602,488	$(125)	$(481,674)	$120,694

See notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,750)	$(12,968)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,219	2,687
Depreciation and amortization	2,587	2,837
Noncash operating lease cost	398	337
Noncash gain related to liability classified Tempus Warrants	—	(4,765)
Amortization of discount on short-term investments	(1,084)	(723)
Other	(377)	199
Changes in operating assets and liabilities
Accounts receivable (1)	(2,833)	6,385
Inventory and other deferred costs	1,017	1,707
Prepaid expenses and other assets	(1,230)	(203)
Accounts payable (2)	2,013	(5,637)
Accrued and other current liabilities (2)	(2,742)	(7,836)
Contract liabilities	(1,136)	(1,593)
Operating lease liabilities	(993)	(840)
Other long-term liabilities (2)	(50)	—
Net cash used in operating activities	(17,961)	(20,413)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(64,281)	(29,095)
Proceeds from maturities of available-for-sale debt securities	44,250	35,500
Purchases of property and equipment	(2,511)	(104)
Net cash (used in) provided by investing activities	(22,542)	6,301
Cash flows from financing activities:
Proceeds from sales of common stock under ATM facility, net of commissions	17,782	1,437
Payment of costs related to Tempus and Merck Investment Agreements	(106)	—
Proceeds from loans	2,587	—
Repayments of loans	(308)	(308)
Proceeds from issuance of common stock under equity incentive plans	132	—
Net cash provided by financing activities	20,087	1,129
Effect of exchange rates on cash, cash equivalents and restricted cash	2	(20)
Net change in cash, cash equivalents and restricted cash	(20,414)	(13,003)
Cash, cash equivalents and restricted cash, beginning of period	93,205	58,774
Cash, cash equivalents and restricted cash, end of period	$72,791	$45,771

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$71,001	$43,981
Restricted cash, included in other long-term assets	1,790	1,790
Total cash, cash equivalents and restricted cash	$72,791	$45,771

(1) Includes a change in related party receivable of $1.9 million for the three months ended March 31, 2025.

(2) Includes a change in related party liabilities of $1.0 million for the three months ended March 31, 2025.

See Notes to the Consolidated Financial Statements.

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

The Company was incorporated in Delaware in February 2011 and began operations in September 2011. The Company formed a wholly owned subsidiary, Personalis (UK) Ltd., in August 2013 and a wholly owned subsidiary, Shanghai Personalis Biotechnology Co., Ltd., which is referred to as “Personalis (Shanghai) Ltd” herein, in October 2020. The Company terminated its operations in China and completed the process of dissolving the Personalis (Shanghai) Ltd entity in February 2024. The Company operates and manages its business as one reportable operating segment, which is providing advanced cancer genomic tests and services for precision oncology applications, personalized testing, and other tests.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim reporting. Certain note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

The consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2025.

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

In December 2024, the Company entered into an Amended and Restated At-the-Market Sales Agreement (the "Amended Sales Agreement") with Piper Sandler & Co. (“Piper”) and BTIG. The Amended Sales Agreement amends and restates the Sales Agreement with BTIG, previously entered into in December 2021, as amended in December 2023, to add Piper as a sales agent (Piper and BTIG, together, the “Sales Agents”), among certain other changes. The Sales Agents have agreed to use commercially reasonable efforts to sell the Company's common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company agreed to pay the applicable Sales Agent a commission of up to 3% of the gross sales proceeds of any common stock sold through such Sales Agent under the Amended Sales Agreement. The Company is not obligated to make any sales of common stock under the Amended Sales Agreement.

During the three months ended March 31, 2025, the Company issued and sold 3,064,152 shares of its common stock under the Amended Sales Agreement at a weighted-average price of $5.89 per share and received $17.8 million in proceeds, net of commissions.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. Historically, the Company has not experienced significant credit losses from accounts receivable. Multiple customers have provided more than 10% of total revenue in the periods presented, or accounted for more than 10% of accounts receivable at each respective balance sheet date, as follows:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31, 2025	December 31, 2024
	2025	2024
Moderna, Inc.	27%	24%	14%	*
VA MVP	20%	*	11%	*
Pfizer Inc.	*	*	26%	25%
Merck & Co., Inc.	*	*	*	31%
Natera, Inc.	12%	41%	*	13%
AstraZeneca UK Limited	*	*	18%	*
* Less than 10% of revenue or accounts receivable

Significant Accounting Policies

As of March 31, 2025, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies” in its consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item on an interim and annual basis. ASU 2024-03 also requires disclosure of the total amount of selling expenses and the Company's definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Although the new standard requires comparative disclosures for all periods presented, entities will be permitted to begin applying the guidance prospectively. Therefore, comparative disclosures are not required for reporting periods beginning before the effective date. Entities can elect to apply the new standard retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of ASU 2024-03 will have on its consolidated financial statement disclosures.

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
•
Other includes sales of genomic tests and analytics to universities and non-profits.

The following table presents the Company's revenue disaggregated by customer type (in thousands):

	Three Months Ended March 31,
	2025	2024
Pharma tests and services (1)	$13,594	$9,812
Enterprise sales	2,465	7,972
Population sequencing	4,213	1,500
Clinical diagnostic	308	195
Other	25	46
Total revenue	$20,605	$19,525

(1) Includes related party revenue of $0.5 million for the three months ended March 31, 2025.

Contract Assets and Liabilities

The opening and closing balances of receivables and contract liabilities from contracts with customers are shown below (in thousands). Contract assets were immaterial for all periods presented.

	March 31, 2025	December 31, 2024
Opening balances:
Accounts receivable, net	$8,140	$17,730

Short-term contract liabilities	$3,100	$3,288
Long-term contract liabilities (included in other long-term liabilities)	—	3,928
Total contract liabilities	3,100	7,216

Closing balances:
Accounts receivable, net	$10,973	$8,140

Short-term contract liabilities	$1,964	$3,100
Total contract liabilities	1,964	3,100

Remaining Performance Obligations

Amounts collected in advance of services being provided are deferred as contract liabilities in the consolidated balance sheets. The associated revenue is recognized, and the contract liability is reduced, as the services are subsequently performed. Remaining performance obligations are comprised mainly of contract liabilities, and to a lesser extent, unbilled service revenue from non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the financial statements. As of March 31, 2025, amounts related to unfulfilled services under contracts with an original expected duration of more than one year was $0.5 million. The Company expects to recognize the entire amount in the next 12 months. Revenue recognized that was included in the contract liability balance at the beginning of each reporting period was $1.1 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$4,212	$3,976
Other deferred costs	711	1,963
Total inventory and other deferred costs	$4,923	$5,939

Property and equipment. Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 was $2.6 million and $2.8 million, respectively. Accumulated depreciation and amortization was $48.6 million and $46.0 million as of March 31, 2025 and December 31, 2024, respectively.

Restricted cash. The Company’s restricted cash is pledged as collateral for a standby letter of credit related to a property lease. The balance of restricted cash was $1.8 million as of March 31, 2025 and December 31, 2024, and is included in other long-term assets.

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation	$5,205	$8,544
Operating lease liabilities	7,472	7,696
Loans—current portion (Note 6)	2,834	1,669
Market Development Fees received from Tempus (Note 8)	2,100	1,400
Employee ESPP contributions	740	301
Other current liabilities	1,663	2,019
Total accrued and other current liabilities	$20,014	$21,629

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$1,321	$—	$—	$1,321
Money market funds	16,478	—	—	16,478	Level 1
Commercial paper	53,213	—	(11)	53,202	Level 2
Total cash and cash equivalents	71,012	—	(11)	71,001
Short-term investments:
Commercial paper	11,872	—	(4)	11,868	Level 2
Corporate debt securities	499	—	—	499	Level 2
U.S. agency securities	2,817	—	—	2,817	Level 2
U.S. government securities	99,493	17	(7)	99,503	Level 2
Total short-term investments	114,681	17	(11)	114,687
Total assets measured at fair value	$185,693	$17	$(22)	$185,688

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$1,152	$—	$—	$1,152
Money market funds	44,524	—	—	44,524	Level 1
Commercial paper	39,291	—	(6)	39,285	Level 2
U.S. agency securities	6,453	1	—	6,454	Level 2
Total cash and cash equivalents	91,420	1	(6)	91,415
Short-term investments:
Commercial paper	8,697	1	(1)	8,697	Level 2
Corporate debt securities	498	—	—	498	Level 2
U.S. agency securities	2,330	—	—	2,330	Level 2
U.S. government securities	82,042	33	(6)	82,069	Level 2
Total short-term investments	93,567	34	(7)	93,594
Total assets measured at fair value	$184,987	$35	$(13)	$185,009

The amortized costs and fair value of marketable debt securities (excluding cash and money market funds) by contractual maturity, at March 31, 2025 are as follows (in thousands):

	March 31, 2025
	Amortized Cost	Fair Value
Less than 1 year	$160,931	$160,924
1 to 5 years	6,963	6,965
Total	$167,894	$167,889

No security has been in a continuous unrealized loss position for more than 12 months and the Company does not consider any of its marketable debt securities to be impaired.

Tempus Warrants

The Black-Scholes option-pricing model was used to estimate fair value of the warrants issued to Tempus at the date of issuance, November 28, 2023, and at each subsequent balance sheet date prior to their exercise in full in August 2024. Assumptions used are listed below, which are Level 3 fair value inputs. Expected term was equal to the then-remaining contractual periods of each of the two warrants. Expected volatility was based on the Company's actual historical volatility over the expected terms of the warrants. The risk-free interest rate was based on the U.S. Treasury yield curve over the expected terms of the warrants. Refer to Note 8. Related Party Transactions for further information about the warrants issued to Tempus.

As of March 31, 2024
Expected term (in years)	0.75 - 1.75
Volatility	103.91 - 106.32%
Risk-free interest rate	4.70 - 5.21%
Dividend yield	–%
Total fair value of Tempus Warrants (in thousands)	$5,262

The following table sets forth a summary of the changes in fair value of the Tempus Warrants, which are classified as Level 3 financial instruments (in thousands):

Warrant Liabilities
Beginning balance — December 31, 2023	$10,027
Change in fair value—recognized as non-cash gain within Other income (expense), net	(4,765)
Ending balance — March 31, 2024	$5,262

Note 6. Loans

Amounts outstanding under loans are as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal	$3,860	$1,772
Less: unamortized discount	(218)	—
Total carrying amount	3,642	1,772
Less: current portion (included in accrued and other current liabilities)	(2,834)	(1,669)
Long-term portion (included in other long-term liabilities)	$808	$103

Software Loans

In July 2022, the Company entered into a secured payment agreement with a financing entity to finance the purchase of internal use software licenses and related ongoing support from a vendor. As of December 31, 2024, $0.4 million was outstanding, which was waived entirely in January 2025 as part of a settlement agreement with the vendor related to a service claim on the ongoing support component of the agreement. The $0.4 million settlement was recognized as a gain and presented as an offset to maintenance costs upon the settlement, included as part of selling, general and administrative in the consolidated statements of operations.

In January 2025, the Company entered into another secured payment agreement to finance the purchase of $2.8 million of internal use software licenses and related ongoing support (the "January 2025 Agreement"). The Company agreed to repay the financed amount in three payments of $0.7 million in February of 2025, $1.2 million in February 2026, and $0.9 million in February 2027. The financing entity and vendor are not related. The payment agreement is noninterest bearing and the Company concluded that the stated zero interest rate did not represent fair and adequate compensation to the financing entity for the use of the related funds. Accordingly, the Company approximated the rate at which it could obtain financing of a similar nature from other sources at the date of the transaction. The resulting imputed interest rate was 8.9% and was used to establish the present value of the payment agreement.

The total initial present value of the January 2025 Agreement was $2.6 million. The discount of $0.2 million is being recognized as interest expense in the consolidated statements of operations over the life of the payment agreement. The first repayment of $0.7 million was billed in March 2025 and paid in April 2025. Interest expense for the three months ended March 31, 2025 was immaterial.

Lab Equipment Loan

In November 2023, the Company purchased lab equipment from one of its main vendors for $3.4 million. Extended payment terms were provided to the Company through a financial solutions partner of the vendor. Terms included a 30% down payment and 24 equal monthly payments for the remaining balance, with such monthly payments commencing in January 2024 and the last payment due in January 2026, and no interest or financing charges. Title for the lab equipment transferred immediately upon delivery to the Company. The financial solutions partner retains a security interest until payoff is complete at the end of 2025. The purchase price for the lab equipment was equal to the cash price and thus the impact of imputing interest would have been de minimis. Repayments during the three months ended March 31, 2025 and 2024 were $0.3 million and $0.3 million, respectively.

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

As of March 31, 2025, operating leases had a weighted-average remaining lease term of 9.8 years and a weighted-average discount rate of 10.6%. Discount rates are based on estimates of the Company's incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of March 31, 2025 were as follows (in thousands):

Amount
2025 (remaining nine months)	$5,982
2026	7,230
2027	7,189
2028	5,215
2029	5,371
2030 and thereafter	37,426
Total future minimum lease payments	68,413
Less: imputed interest	(26,829)
Present value of future minimum lease payments	41,584
Less: current portion of operating lease liability (included in accrued and other current liabilities)	(7,472)
Long-term operating lease liabilities	$34,112

Cash paid for operating lease liabilities, included in cash flows from operating activities in the consolidated statements of cash flows, for the three months ended March 31, 2025 and 2024, was $2.1 million and $2.0 million, respectively.

Components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease cost
Operating lease cost	$1,479	$1,521
Short-term lease cost	1	187
Variable lease cost	370	360
Total lease cost	$1,850	$2,068

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

Under the Tempus Agreement, the Company conducted development activities to analytically validate NeXT Personal Dx in three indications: breast cancer, lung cancer and immuno-oncology monitoring. In consideration of the Company performing such development activities, in addition to the activation and first milestone fees, Tempus agreed to pay the Company a second milestone fee of $6.0 million (the "Market Development Fee"), payable in six equal quarterly installments.

Separately, the parties are performing co-promotion activities and the Company is compensating Tempus for promotional and commercialization services through the end of 2026.

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

Tempus Warrants

In consideration of Tempus’ obligations to Personalis under the Tempus Agreement, on November 28, 2023, the Company issued to Tempus two warrants to purchase up to 9,218,800 shares of Personalis common stock at an average exercise price of $2.00 per share (the “Tempus Warrants”). In August 2024, concurrently with the execution of the Tempus Investment Agreement (described below), Tempus exercised in full the Tempus Warrants for $18.4 million in cash.

The Tempus Warrants included a provision under which the total number of shares issuable upon settlement were subject to adjustment, which caused the Tempus Warrants to be classified as liability instruments while outstanding and subject to remeasurement at each balance sheet date, with changes in fair value recognized as other income (expense), net in the consolidated statements of operations. Fair values of the warrants were estimated using the Black-Scholes option-pricing model. See Note 5, Fair Value Measurements for discussion of inputs used in the measurements of the Tempus Warrants and the resulting noncash losses recognized in the consolidated statements of operations. During the three months ended March 31, 2024, the Company recognized a gain of $4.8 million for the change in fair value of the Tempus Warrants.

Investment Agreement with Tempus

In August 2024, the Company entered into an investment agreement (the "Tempus Investment Agreement") with Tempus under which the Company issued and sold 3,500,000 shares of common stock at a price per share of $5.07 and received $17.7 million of cash from the sale of the shares.

Impact of Tempus Agreement on the Financial Statements

The Market Development Fee for the second milestone is recorded as a liability when received and offset against promotional fees as they are paid by the Company to Tempus. As of March 31, 2025, $4.0 million of such $6.0 million Market Development Fee has been received.

Amounts of transactions with Tempus during each income statement period presented, along with amounts due from or to Tempus as of each balance sheet date, are as follows (in thousands):

Income Statement
Three Months Ended March 31, 2025
Orders and results delivery fees and net promotional fees—Selling, general and administrative expenses	$575

	Balance Sheet
	March 31, 2025	December 31, 2024
Accrued and other current liabilities:
Unamortized Market Development Fees	$2,100	$1,400
Accrued payable to Tempus	706	345
Total accrued and other current liabilities	$2,806	$1,745

Other long-term liabilities:
Unamortized Market Development Fees	$1,150	$1,200
Total other long-term liabilities	$1,150	$1,200

Merck Sharp & Dohme LLC

Investment Agreement with Merck

On December 19, 2024, the Company entered into an investment agreement (the "Merck Investment Agreement") with Merck under which the Company issued and sold 14,044,943 shares of common stock at a price per share of $3.56, representing the last reported closing price of the common stock. The Company received $50.0 million of cash from the sale of the shares and incurred $0.3 million of issuance costs directly related to the sale. Pursuant to the terms of the Merck Investment Agreement, the Company agreed to reserve $10.0 million of the proceeds to open an ISO-certified laboratory in a region outside of the United States, with such region mutually agreed upon by the Company and Merck. This cash was not legally restricted under the Merck Investment Agreement and therefore included in cash and cash equivalents as of December 31, 2024.

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

During the three months ended March 31, 2025, the Company invoiced $0.5 million pursuant to the terms of the Master Agreement and recorded as revenue in its consolidated statement of operations. As of March 31, 2025 and December 31, 2024, $0.5 million and $2.5 million, respectively, was outstanding as a receivable from Merck and included in accounts receivable in the consolidated balance sheets.

Note 9. Stock-Based Compensation

Shares of common stock reserved for issuance under the Company’s equity incentive plans were as follows:

March 31, 2025
Outstanding stock awards	13,220,288
Reserved for future award grants	5,094,744
Reserved for future ESPP	500,061
Total common stock reserved for stock awards	18,815,093

Service-Based Stock Option Activity

A summary of the Company’s service-based stock option activity (excluding performance-based stock option activity, which is presented separately below) for the three months ended March 31, 2025 is as follows:

	Outstanding Service-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2024	8,607,718	$5.07	7.64	$21,949
Options granted	3,467,500	3.66
Options exercised	(62,022)	2.13
Options forfeited or expired	(48,780)	9.49
Balance—March 31, 2025	11,964,416	$4.66	8.17	$7,914
Options vested and exercisable as of March 31, 2025	4,945,104	$6.88	6.49	$3,119

The weighted-average grant date fair value of options granted was $2.65 and $1.61 per share for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the unrecognized stock-based compensation cost of unvested options was $14.3 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Valuation of Service-Based Stock Options

The Company estimated the fair value of service-based stock options using the Black-Scholes option-pricing model. Fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service periods of the awards. Fair value of stock options was estimated using the following range of assumptions:

Three Months Ended March 31,
	2025	2024
Expected term (in years)	5.77 - 6.08	5.50 - 6.08
Volatility	83.72 - 84.08%	72.63 - 80.28%
Risk-free interest rate	4.15 - 4.50%	3.88 - 4.33%
Dividend yield	–%	–%

Performance-Based Stock Option Activity

During 2024, the Company granted performance-based stock options ("PSOs") to the executive leadership team. Vesting of the PSOs is based upon attainment of certain Medicare reimbursement coverages by the end of 2025 and subject to continuous service by the executives. Fair value was estimated using the Black-Scholes option-pricing model. Total grant-date fair value of the PSOs was $0.3 million. As of March 31, 2025, the unrecognized stock-based compensation cost of unvested PSOs was $0.1 million, which is expected to be recognized by the end of 2025.

A summary of the Company's performance-based stock option activity for the three months ended March 31, 2025 is as follows:

	Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2024	271,500	$1.61	9.20	$1,133
Balance—March 31, 2025	271,500	$1.61	8.96	$517
Options vested and exercisable as of March 31, 2025	—	$—	—	$—

Restricted Stock Units ("RSU") Activity and Valuation

A summary of the Company’s RSU activity for the three months ended March 31, 2025 is as follows:

	Unvested Service-Based Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2024	433,484	$6.34	$2,506
RSUs vested	(21,970)	17.23	118
RSUs forfeited	(2,142)	6.61
Balance—March 31, 2025	409,372	$5.75	$1,437

As of March 31, 2025, the unrecognized stock-based compensation cost of unvested RSUs was $1.2 million, which is expected to be recognized over a weighted-average period of 1.1 years.

Performance-Based RSU Activity

In March 2025, the Company granted performance-based RSUs ("PSUs") to the executive leadership team. A percentage of the number of RSUs will vest based upon achieving the Company's operational target as of the end of 2026, and subject to continuous service by the executives throughout March 2028. Fifty percent of the aggregate number of achieved RSUs (if any) will vest upon certification in March 2027, with the remaining fifty-percent vesting in March 2028. The total grant-date fair value of the PSUs was $2.1 million.

A summary of the Company's PSUs activity for the three months ended March 31, 2025 is as follows:

	Unvested Performance-Based Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2024	—	$—	$—
RSUs granted	575,000	3.63
RSUs vested	—	—	—
RSUs forfeited	—	—
Balance—March 31, 2025	575,000	$3.63	$2,018

As of March 31, 2025, the unrecognized stock-based compensation cost of unvested PSUs was $2.0 million, which is expected to be recognized over a weighted-average of 2.4 years.

ESPP Activity and Valuation

During the three months ended March 31, 2025 and 2024, no shares of common stock were purchased under the Employee Stock Purchase Plan ("ESPP"). Additionally, no stock purchase rights were granted during either period.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended March 31,
	2025	2024
Service-based stock options	$1,221	$1,215
Performance-based stock options	35	6
Service-based RSUs	745	1,408
Performance-based RSUs	39	—
ESPP	179	58
Total stock-based compensation expense	$2,219	$2,687

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$197	$154
Research and development	856	947
Selling, general and administrative	1,166	1,586
Total stock-based compensation expense	$2,219	$2,687

Note 10. Segment and Geographic Information

The Company operates in one reportable segment, which is providing advanced cancer genomic tests and services for precision oncology applications, personalized testing, and other tests. The Company develops, markets, and sells these tests to pharmaceutical companies, biopharmaceutical companies, diagnostic companies, universities, non-profits, and government entities. It derives revenue primarily in the United States from the sale of genomic testing services and manages its business activities on a consolidated basis. The Company does not have intra-entity sales or transfers. The Company’s CODM is its CEO, who reviews consolidated operating results, accompanied by disaggregated information about net revenues by customer types, as presented below, to make decisions about allocating resources and assessing performance for the entire Company.

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

The Company attributes revenues to geographic region based on the billing addresses of customers. The following table presents net revenues by geographic region:

	Three Months Ended March 31,
	2025	2024
United States	88%	96%
Others	12%	4%

The following table provides information about reported segment revenue, segment loss, and significant segment expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$20,605	$19,525
Less:
Payroll and related costs	18,003	16,954
Lab supplies and outside services	2,841	3,430
Facility costs	2,270	2,368
Professional services	2,774	2,888
Repairs and maintenance	1,893	2,121
Depreciation and amortization	2,587	2,837
Other segment items(a)	8,014	3,254
Interest income	(2,027)	(1,359)
Segment and consolidated net loss	$(15,750)	$(12,968)

(a) Other segment items included in segment net loss include materials cost related to cost of revenue, marketing expenses, office expenses, foreign currency exchange gain and losses, and other overhead expenses.

Note 11. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of March 31, 2025, the Company was not involved in any material legal proceedings.

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

Note 12. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, the assumed release of outstanding RSUs, the assumed issuance of common stock under the ESPP, and the assumed exercise of Tempus Warrants for the quarter ended March 31, 2024. The Company incurred net losses in the periods presented, and as a result, potential common shares from stock options, RSUs, ESPP issuances, and the Tempus Warrants (for the quarter ended March 31, 2024) were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss	$(15,750)	$(12,968)
Weighted-average common shares outstanding—basic and diluted	87,463,885	50,678,586
Net loss per common share—basic and diluted	$(0.18)	$(0.26)

The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Tempus Warrants	—	9,218,800
Options to purchase common stock	12,235,916	8,213,682
Unvested RSUs	984,372	1,047,511
ESPP	167,398	408,543
Total	13,387,686	18,888,536

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025 (our “Annual Report”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report

Overview

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

First Quarter 2025 Highlights

Total revenue increased $1.1 million, or 6%, during the first quarter of 2025 compared to the first quarter of 2024, driven by higher revenue from pharma tests and services and population sequencing from VA MVP. Revenue from pharma tests and services increased $3.8 million, or 39%, during the first quarter of 2025 compared to the first quarter of 2024. Revenue from population sequencing increased $2.7 million, or 181%, during the first quarter of 2025 compared to the first quarter of 2024. As expected, these increases were partially offset by lower revenue from Natera enterprise sales, which declined $5.5 million, or 69%.

Key business accomplishments and financial updates in the first quarter of 2025 include:

•
Raised $17.8 million in net proceeds from selling common stock under our At-The-Market (ATM) program at a weighted-average price of $5.89 per share.
•
Delivered 2,184 total molecular tests in the first quarter of 2025, a 52% increase compared with 1,441 tests delivered in the fourth quarter of 2024.
•
Highlighted compelling performance of NeXT Personal for resectable Stage I-IV colorectal cancer (CRC) in a study of 71 patients with British Columbia (BC) Cancer and an oral presentation at the American Association for Cancer Research (AACR) in Chicago in April.

o
100% of patients that eventually recurred were detected as ctDNA positive by NeXT Personal, prior to detection on imaging.
o
87% of eventual clinical recurrences were detectable within the early landmark window, 2 to 8 weeks after surgery, with 85% detectable by 4 weeks.
o
64% of the positive detections in the landmark window were in the ultrasensitive range, below 100 parts per million (PPM).
o
100% of challenging distant metastatic recurrences prior to imaging were detected, including lung metastasis.
•
Published pivotal breast cancer study (Royal Marsden) using NeXT Personal in the Annals of Oncology and dossier submission was made to Medicare for reimbursement in early-stage breast cancer.
•
Published results from TRACERx study in Nature Medicine, showing ctDNA levels linked to lung cancer recurrence and highlighting NeXT Personal's detection in early-stage patients.

Components of Operating Results

Revenue

We derive our revenue primarily from sales of genomic tests and services to the following five customer types:

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
•
Clinical diagnostic includes sales of comprehensive tumor profiling test that is used to help select therapy for a cancer patient and identify potential clinical trials for a patient, and sales of ultra-sensitive, tumor-informed diagnostic tests, ordered by healthcare providers for cancer patients. Revenue in this category is derived from Medicare and private insurance reimbursements. As of March 31, 2025, we have not received Medicare coverage reimbursement for NeXT Personal Dx.
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

We have one reportable segment which is providing advanced cancer genomic tests and services for precision oncology applications, personalized testing, and other tests. Most of our revenue to date has been derived from sales in the United States.

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

We expense our research and development costs in the period in which they are incurred. We expect research and development expenses to increase over time to support the growth of our clinical diagnostic offerings.

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

We expect selling, general and administrative expenses to increase over time to support the growth of our clinical diagnostic offerings.

Interest Income and Interest Expense

Interest income consists primarily of interest earned on our cash, cash equivalents, and short-term investments. Interest expense is the recognition of imputed interest on noninterest bearing loans.

Other Income (Expense), Net

Other income (expense), net includes foreign currency exchange gains and losses. Other income (expense), net during the first quarter of 2024 consists primarily of a noncash gain related to the remeasurement of the warrants issued in connection with our November 2023 agreement with Tempus.

Results of Operations

The following sets forth, for the periods presented, our unaudited consolidated statements of operations and selected financial data (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Consolidated Statements of Operations:
Revenue (1)	$20,605	$19,525
Costs and expenses
Cost of revenue	13,398	14,032
Research and development	12,640	12,771
Selling, general and administrative (2)	12,263	11,602
Total costs and expenses	38,301	38,405
Loss from operations	(17,696)	(18,880)
Interest income	2,027	1,359
Interest expense	(28)	(9)
Other income (expense), net	(46)	4,569
Loss before income taxes	(15,743)	(12,961)
Provision for income taxes	7	7
Net loss	$(15,750)	$(12,968)
Net loss per share, basic and diluted	$(0.18)	$(0.26)
Weighted-average shares outstanding, basic and diluted	87,463,885	50,678,586

(1) Includes related party revenue of $0.5 million for the three months ended March 31, 2025.

(2) Includes related party sales and marketing expenses of $0.6 million for the three months ended March 31, 2025.

	March 31, 2025	December 31, 2024
Cash and cash equivalents, and short-term investments	$185,688	$185,009
Working capital	176,530	171,889
Total assets (1)	273,308	270,268
Total debt	3,642	1,772
Long-term obligations	36,071	36,185
Total liabilities (2)	65,963	67,311
Total stockholders' equity	207,345	202,957

(1) Includes related party accounts receivable of $0.5 million and $2.5 million as of March 31, 2025 and December 31, 2024, respectively.

(2) Includes related party liabilities of $4.0 million and $2.9 million as of March 31, 2025 and December 31, 2024, respectively.

Revenue

The following table shows revenue by customer type (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Pharma tests and services (1)	$13,594	$9,812	$3,782	39%
Enterprise sales	2,465	7,972	(5,507)	(69%)
Population sequencing	4,213	1,500	2,713	181%
Clinical diagnostic	308	195	113	58%
Other	25	46	(21)	(46%)
Total revenue	$20,605	$19,525	$1,080	6%

(1) Includes related party revenue of $0.5 million for the three months ended March 31, 2025.

The following table shows customers that made up at least 10% of total revenue in each period presented:

	Three Months Ended March 31,
	2025	2024
Moderna, Inc.	27%	24%
VA MVP	20%	*
Natera, Inc.	12%	41%
* Less than 10% of revenue

Pharma tests and services

The increase in pharma tests and services revenue in the first quarter of 2025 was due to higher clinical trial samples processed for Moderna. We may see some variability in revenue for this customer over the next few quarters depending on timing of their ongoing trial enrollments. We expect continued growth in revenue from pharma tests and services as demand increases for our Next Personal MRD tests.

Enterprise sales

Revenue from enterprise sales decreased in the first quarter of 2025 due to a decrease of approximately 65% in the number of samples we processed for Natera compared to the same quarter in 2024.

Our total revenue from Natera in 2025 is expected to be lower from comparable periods in 2024 due to a forecasted decrease in the number of samples processed. Our agreement with Natera includes minimum volume commitments through the second quarter of 2025 and we do not expect a long-term commercial relationship with Natera beyond this year.

Population sequencing

Revenue recognized each period from population sequencing is impacted by timing of our fulfillment of samples under each annual task order. The increase in revenue in the first quarter of 2025 compared to the same quarter in 2024 was due to an increase in the number of samples we processed.

Our annual task orders received from the VA MVP in 2024 and 2023 were $7.5 million each year. Our contract with the VA MVP does not include specific testing turnaround times. Therefore, we may modulate the volume of samples processed from the VA MVP to accommodate sample volumes from other customers, which can vary from period to period. We anticipate fulfilling the task order received in September 2024 during the first two quarters of 2025.

Clinical diagnostic

Clinical diagnostic revenue is generated from Medicare and private insurance payors. In January 2024, we received a Medicare coverage determination for NeXT Dx, our ultra-comprehensive tumor genomic profiling assay. The revenue of $0.3 million in the first three months of 2025 was mainly attributable to an increase in NeXT Dx test volume and NeXT Personal Dx reimbursements received from some private payors.

Costs and Expenses

	Three Months Ended March 31,
	2025	2024	Change
Cost of revenue	$13,398	$14,032	$(634)	(5%)
Research and development	12,640	12,771	(131)	(1%)
Selling, general and administrative	12,263	11,602	661	6%
Total costs and expenses	$38,301	$38,405	$(104)	(0%)

Cost of revenue

Cost of revenue decreased in the first quarter of 2025 compared to the same quarter in 2024, notwithstanding a slight increase in revenue, primarily due to a favorable revenue mix from the increase in pharma tests and services combined with decreased enterprise sales.

Research and development

Research and development remained consistent from quarter to quarter, as we continue to selectively invest in areas to enhance our services and product offering, in particular NeXT Personal Dx.

Selling, general and administrative

Selling, general and administrative expenses increased due to our marketing efforts related to NeXT Personal Dx in the first quarter of 2025 compared to the same quarter in 2024.

Specific components of the increase in the first quarter of 2025 were a $0.8 million increase in marketing and marketing-related expenses and a $0.8 million increase in personnel costs, partially offset by a $0.5 million decrease in professional outside services and a $0.4 million decrease in allocated facilities costs.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended March 31,
	2025	2024	Change
Interest income	$2,027	$1,359	$668	49%
Interest expense	(28)	(9)	(19)	211%
Other income (expense), net	(46)	4,569	(4,615)	NM
Total	$1,953	$5,919	$(3,966)	(67%)

Interest income and interest expense

The increase in interest income in the first quarter of 2025 compared to the same quarter in 2024 was driven by higher average investment balances, partially offset by decreased yields. Interest expense is the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

Other income (expense), net, in the first quarter of 2025, consisted mainly of foreign currency remeasurements. Other income (expense), net, in the first quarter of 2024, consisted mainly of a $4.8 million noncash gain as a result of remeasurement of the Tempus Warrants (classified as liability instruments), partially offset by a $0.2 million reclassification of accumulated foreign currency translation loss to other income (expense), net, upon dissolution of our China entity (Personalis (Shanghai) Ltd.)

Liquidity and Capital Resources

The following table presents selected financial information (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents, and short-term investments	$185,688	$185,009
Property and equipment, net	47,986	48,274
Contract liabilities	1,964	3,100
Working capital	176,530	171,889

From our inception through March 31, 2025, we have funded our operations primarily from net proceeds from issuance of redeemable convertible preferred stock, issuance of common stock through our initial public offering ("IPO"), follow-on equity offerings and ATM facility (see Note 2, Summary of Significant Accounting Policies, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information). Additionally, we have funded our operations from Tempus exercising warrants and purchasing additional shares of our common stock under an investment agreement, and Merck purchasing shares of our common stock under an investment agreement (see Note 8, Related Party Transactions, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information), as well as debt financings. As of March 31, 2025, we had cash and cash equivalents of $71.0 million and short-term investments of $114.7 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments, together with cash provided by operating activities, are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our services or other risks described in this Quarterly Report on Form 10-Q, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. We filed a sales agreement prospectus supplement in December 2024, pursuant to which we may offer and sell up to $50.0 million of shares of our common stock through our ATM facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from tariffs, other restrictive trade policies, the current administration’s focus on reducing government research spending and federal cost-cutting initiatives, actual or perceived changes in interest rates and inflation, and other macroeconomic factors. If we are unable to raise additional capital when needed or on favorable terms, our business, results of operations and financial condition would be adversely affected.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

Cash Flows

	Three Months Ended March 31,
	2025	2024	Change
Net cash used in operating activities	$(17,961)	$(20,413)	$2,452	(12%)
Net cash (used in) provided by investing activities	(22,542)	6,301	(28,843)	NM
Net cash provided by financing activities	20,087	1,129	18,958	1679%

The decrease in cash used in operating activities in the first quarter of 2025 compared to the same quarter in 2024 was due to higher gross margin (due to a combination of higher revenue levels and higher gross margin percentage) and reduced working capital needs.

The increase in cash used by investing activities in the first quarter of 2025 compared to the same quarter in 2024 was due to investment of our cash into short-term investments and $2.4 million increase in capital expenditures.

The increase in cash provided by financing activities in the first quarter of 2025 compared to the same quarter in 2024 was due to $16.3 million higher net proceeds from sales of common stock under our ATM facility and $2.6 million in proceeds from loans, partially offset by $0.3 million repayments of loans.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of variable costs of revenue, operating expenditures, capital expenditures, property leases, and other spend. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $185.7 million as of March 31, 2025, as well as anticipated cash receipts from customers. To fund our material cash requirements in the short- and long-term, we may also seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

Variable costs of revenue. From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of raw materials, laboratory supplies and consumables to be used in the sequencing of customer samples. However, we generally do not have binding and enforceable purchase orders beyond the short term, and the timing and magnitude of purchase orders beyond such period is difficult to accurately project. We currently expect spending in this area to increase in 2025 in order to support the planned increase in clinical test volumes ahead of expected reimbursement.

Operating expenditures. Our primary use of cash relates to employee compensation, spend on professional services, spend related to research and development projects, and other costs to support our research and development and selling, general and administrative functions. We currently expect our spending in all of these areas to increase slightly above the levels in 2024. On a long-term basis, we manage future cash requirements relative to our long-term business plans.

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

Property leases. Our noncancelable operating lease payments were $68.4 million as of March 31, 2025. The timing of these future payments, by year, can be found in Note 7, Leases, in Part I, Item 1 of this Form 10-Q in the Consolidated Financial Statements.

Other. As of March 31, 2025, we have an outstanding noninterest bearing loan that was used to finance the purchase of lab equipment and software licenses. We owe a total of $3.9 million, of which the majority is payable in the next twelve months. Further discussion of the loan can be found in Note 6, Loans, in Part I, Item 1 of this Form 10-Q in the Consolidated Financial Statements.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7.

Recent Accounting Pronouncements

See the section titled “Recent Accounting Pronouncements” in Note 2, Summary of Significant Accounting Policies, in Part I, Item 1 of this Form 10-Q in the Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO"), and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2025, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

See Note 11, Commitments and Contingencies, in Part I, Item 1 of this Form 10-Q in the Consolidated Financial Statements for more information.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our unaudited consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition, and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (Annual Report), which was filed with the SEC on February 27, 2025; provided, however, no asterisk is included if the only changes are to reflect our most recently reported financial information and/or one or more insignificant changes.

Operational, Strategic and Business Risks

We have a history of losses and we expect to incur significant losses for the foreseeable future and may not be able to generate sufficient revenue to achieve or sustain profitability.

We have incurred net losses since our inception. For the year ended December 31, 2024, we had a net loss of $81 million. For the three months ended March 31, 2025, we had a net loss of $16 million. As of March 31, 2025, we had an accumulated deficit of $566 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Some of our present or potential competitors, including Adela, Inc., BostonGene Corporation, Caris Life Sciences, Inc., DELFI Diagnostics, Inc., Exact Sciences Corporation, Foresight Diagnostics Inc. (“Foresight”), Foundation Medicine, Inc., Freenome, Inc., Fulgent Genetics, Inc., Geneseeq Technology Inc., GRAIL, Inc., Guardant Health, Inc., Haystack Oncology, Inc., which was acquired by Quest Diagnostics Incorporated in June 2023, Laboratory Corporation of America Holdings, MedGenome Inc., Myriad Genetics, Inc., Natera, NeoGenomics, Inc., Novogene Corporation, Predicine, Inc., Roche Molecular Systems, Inc., SAGA Diagnostics AB, Tempus, and Veracyte, Inc. may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD testing offerings. During the year ended December 31, 2024, revenue under our agreement accounted for 30% of our total revenue. See “—We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. We do not expect to have a long-term commercial relationship with Natera beyond 2025 and, if we are unable to grow our customer base and diversify our revenue concentration, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” In addition, our present or potential competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. We may also have disputes with our present or potential competitors. See “—Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violations may require us to spend significant time and money, and could in the future prevent us from selling our tests or impact our stock price, any of which could have a material adverse effect.”

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

We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. We do not expect to have a long-term commercial relationship with Natera beyond 2025 and, if we are unable to grow our customer base and diversify our revenue concentration, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.*

In February 2021, we entered into a partnership in the field of personalized oncology with Natera, pairing our NeXT tumor profiling and diagnostic services and products with Natera’s personalized ctDNA test Signatera™ for treatment monitoring and MRD assessment. Under this non-exclusive agreement, Natera is responsible for validating the design of, and commercialization of, Signatera personalized ctDNA assays using matched tumor and normal exome sequence data from us. The agreement covers MRD testing for both clinical use and research use. Since that time, Natera’s sample volumes have increased such that we currently derive a significant portion of our revenue from sales of our DNA sequencing and data analysis services to Natera under our agreement. For example, in 2024, revenue under our agreement accounted for 30% of our total revenue. In December 2024, we amended our agreement to extend minimum volume commitments through the second quarter of 2025. We do not expect to have a long-term commercial relationship with Natera beyond 2025, as we are aware that Natera plans to bring such services in-house in lieu of purchasing such services from us. We are also aware of at least one third party supplier of DNA sequencing and analysis services, such that Natera has elected, and may continue to elect in the future, to send a portion (or all) of its samples to its other supplier(s) instead of us, which it is not contractually prohibited from doing, given the non-exclusive nature of our agreement. Our agreement with Natera requires us to achieve certain quality and turnaround time metrics for Natera samples. Recently, the volumes of samples sent to us by Natera have fluctuated significantly and may continue to do so for the remainder of the term of the agreement, which could cause us to experience difficulty in achieving such metrics from time to time, or to meet our other obligations under our agreement.

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

The VA MVP’s contracted orders for DNA sequencing and data analysis services have fluctuated significantly in value over time and are subject to the availability of funding, enrollment of veterans in the VA MVP study, and the VA MVP’s continued demand, if any, for our services among other factors. For example, the VA MVP contracted order received in September 2020 had a value of $30.9 million, whereas annual orders received in subsequent years had values of $10.0 million, or less, which represents a substantial decline. We have no certainty that funding will be made available for our services, or that the VA MVP will honor its payment obligations under the current contract and task order, or award any future contracts, contract renewals or contracted orders to us. The priorities of the VA, the VA MVP, or the U.S. government may change, including in response to a health epidemic pandemic or federal cost-cutting initiatives such as those recently announced and enacted by the current administration. Future task orders from the VA MVP for our DNA sequencing and data analysis services may be reduced or eliminated as a result of reductions in government research spending and federal cost-cutting initiatives. For example, funding for our services may be limited or not available, and our business, financial condition, and operating results and cash flows will be materially harmed. Similarly, if we do not win future VA MVP contracts and renewals (whether due to being outbid by a competitor or the VA MVP’s decision not to award a future contract on a timely basis or at all, or to terminate for convenience or failure to renew any contract, for whatever reason) with a value comparable to that of our historical contracted orders, our business, financial condition, revenue and other operating results and cash flows may be materially harmed.

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

Any current or future collaborations, including any strategic alliances or any collaborations to develop companion diagnostic tests, that we have entered (for example, our strategic alliances with Moderna and Merck; and our collaborations with Tempus; Myriad; ClearNote Health, Inc.; Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); Institut Curie; The Royal Marsden; the Vall d'Hebron Institute of Oncology (VHIO); the University of California, San Diego; Duke University; Vanderbilt University and Johns Hopkins University (the PREDICT study); the Dana-Farber Cancer Institute; the University of Texas M.D. Anderson Cancer Center; University Medical Center Hamburg-Eppendorf (also known as UKE); and Criterium and the Academic Breast Cancer Consortium) or may enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which include that.

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

We believe that there are only a few manufacturers other than Illumina that are currently capable of supplying and servicing the equipment necessary for our laboratory operations, including sequencers and various associated reagents. Likewise, we believe that there are a limited number of manufacturers and suppliers for other reagents and materials necessary for our laboratory operations, such as the sample preparation reagents required for our ACE technology, which enables our NeXT Platform to provide more comprehensive sequencing coverage, as well as those required to create personalized liquid biopsy panels for each patient as part of our NeXT Personal assay. Although we have evaluated and may continue in the future to evaluate equipment and materials from other suppliers, the use of equipment or materials provided by these replacement suppliers would require us to alter our laboratory operations. Transitioning to a new supplier would be time-consuming and expensive, would likely result in interruptions in our laboratory operations, could affect the performance specifications of our laboratory operations, or could require that we revalidate our tests. Additionally, an existing supplier of ours may allege that such activities constitute a breach of its agreement with us and may cease supplying us with sufficient quantities of materials or equipment that meet our specifications, in a timely manner or at all. Moreover, an existing supplier or third party may allege that such activities, replacement equipment or materials infringe, misappropriate or otherwise violate its intellectual property, and may bring infringement or other intellectual property-related claims against us. See “—Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violations may require us to spend significant time and money, and could in the future prevent us from selling our tests or impact our stock price, any of which could have a material adverse effect.” We cannot assure you that, if we were forced to replace Illumina or another supplier on which we rely, we would be able to secure alternative equipment, reagents, and other materials, and bring such equipment, reagents, and other materials on-line and revalidate them without experiencing interruptions in our workflow. If we encounter delays or difficulties in securing, reconfiguring, or revalidating the equipment and reagents we require for our services, our business, financial condition, results of operations, and reputation could be adversely affected,

In addition, the Device Master Files that we filed with the FDA, which are focused on the technology, quality management, and validation of our platform, specifically on its use for the development of personalized immunotherapies, are predicated on our use of specified equipment and processes, including Illumina sequencers and related equipment. The detailed information in the Device Master Files is not shared with our customers, but with our permission they can reference our FDA file numbers in their Investigational New Drug filings with the FDA. If we were required to transition to a new supplier of sequencers or certain other equipment or processes in our laboratory, our Device Master Files would need to be replaced or updated, and until such time as that occurred, customers for which we deliver services after the transition would not be able to reference our Device Master Files, which would cause us to lose a competitive advantage.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes partners and suppliers in certain countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which our partners and suppliers reside, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of the specialized laboratory equipment, raw materials and other supplies we use in our business. Currently, certain of our direct suppliers are located outside of the United States. In addition, our suppliers in the United States source or may source components of the products we purchase from them from sources outside the United States. Current or new tariffs may adversely impact our supply chain.

Unlike many industries, our ability to pass increased costs to customers is limited by the structure of reimbursement systems and, if the FDA determines our tests are subject to enforcement as medical devices, medical device pricing. The pricing of many of our products and services are, or will be, established through annual or multi-year contracts with commercial, third-party payors, customers, and group purchasing organizations, and reimbursement methodologies established by government programs, such as Medicare. These arrangements typically include fixed pricing terms that may be negotiated prior to the implementation of the recently announced tariffs. As a result, and depending on the timing and scope of the implementation of these tariffs, cost increases due to tariffs may be difficult or impossible to pass through to customers until the next negotiation cycle, which could be years away.

Current or future tariffs may also result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components. Trade restrictions affecting the import of materials necessary for our tests could result in increased costs to process tests and delays to delivery of our services. Increased costs and extended delivery timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

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

If the FDA determines that our services are subject to enforcement as medical devices, or if foreign regulatory authorities regulate our products as IVDs, we could incur substantial costs and time delays associated with satisfying statutory and regulatory requirements such as pre-market clearance, approval or certification, and we could incur additional expense in offering our tests and tests that we may develop in the future.*

If the FDA determines that our tests and associated software do not fall within the definition of an LDT, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, we may be required to obtain premarket clearance for our tests and associated software under Section 510(k) of the FDC Act or approval of a premarket approval application (“PMA”). We would also be subject to ongoing regulatory requirements such as registration and listing requirements, medical device reporting requirements, and quality control requirements. If our tests are considered medical devices not subject to enforcement discretion, or if we voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, the regulatory requirements to which our tests are subject would depend on the FDA’s classification of our tests. The FDA has issued regulations classifying generic types of medical devices into one of three regulatory control categories (Class I, Class II, or Class III) depending on the degree of regulation that the FDA finds necessary to provide reasonable assurance of their safety and effectiveness. The class into which a device is placed determines the requirements that a medical device manufacturer must meet both pre- and post-market. On January 31, 2024, FDA announced its intent to initiate a reclassification process for most IVDs that are currently Class III (high risk), the majority of which are infectious disease and companion diagnostic IVDs, into Class II (moderate risk). This reclassification would allow manufacturers of certain types of IVDs to seek marketing clearance through the less burdensome Class II 510(k) premarket notification pathway rather than the Class III premarket approval (PMA) pathway, the most stringent type of FDA medical device review.

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

Although we market our tests as LDTs that are currently subject to the FDA’s exercise of enforcement discretion, if any of our services or products fail to comply with FDA regulatory requirements as enforced, or if we are required or voluntarily submit one or more of our tests for premarket notification, review, clearance or approval by the FDA as medical devices, we would be subject to the applicable requirements of the FDC Act and the FDA’s implementing regulations. The FDA is empowered to impose sanctions for violations of the FDC Act and the FDA’s implementing regulations, including warning letters, civil and criminal penalties, injunctions, product seizure or recall, import bans, restrictions on the conduct of our operations and total or partial suspension of production. Any of the aforementioned sanctions could cause reputational damage, undermine our ability to maintain and increase our revenue, and harm our business, financial condition, and results of operations. In particular, if we or the FDA discover that any of our services or products have defects that call into question the accuracy of their results, we may be required to undertake a retest of all results and analyses provided during the period relevant to the defect, or recall the affected services and products. The direct costs incurred in connection with such a recall in terms of management time, administrative, and legal expenses and lost revenue, together with the indirect costs to our reputation, could harm our business, financial condition, and results of operations, and our ability to execute our business strategy. While we believe that we are currently in material compliance with applicable laws and regulations as currently enforced, the FDA or other regulatory agencies and authorities may not agree, and a determination that we have violated these laws or a public announcement that we are being investigated for possible violations of these laws could adversely affect our business, financial condition, results of operations, and prospects.

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

We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, on-site systems and cloud-based data centers, systems handling human resources, financial reporting and controls, customer relationship management, regulatory compliance, and other infrastructure operations. We also communicate sensitive data, including patient data, electronically, and through relationships with multiple third-party vendors and their subcontractors. These applications and data encompass a wide variety of sensitive information, including research and development information, patient data, commercial information, and business and financial information. Our ability to monitor these third parties’ security practices is limited, and these third parties may not have adequate security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or that of the third parties with whom we work have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services.

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

As a clinical laboratory, our business practices may face additional scrutiny from government regulatory agencies and authorities such as the Department of Justice, the U.S. Department of Health and Human Services Office of Inspector General (the “OIG”), and CMS. Certain arrangements between clinical laboratories and referring physicians have been identified in fraud alerts issued by the OIG as implicating the Anti-Kickback Statute. The OIG has stated that it is particularly concerned about these types of arrangements because the choice of laboratory, as well as the decision to order laboratory tests, typically are made or strongly influenced by the physician, with little or no input from patients. Moreover, the provision of payments or other items of value by a clinical laboratory to a referral source could be prohibited under the Stark Law unless the arrangement meets all criteria of an applicable exception. The government has been active in enforcement of these laws as they apply to clinical laboratories.

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

Further, on August 16, 2022, the Inflation Reduction Act (“IRA 2022") was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA 2022 also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. Efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA create considerable uncertainties for all businesses involved in healthcare, including our own. It is unclear how such future efforts to repeal and replace the ACA will impact the ACA and our business. Additional legislation may be enacted that further amends, or repeals, the ACA, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our and our customers’ business. The current administration is also pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business and our customers.

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

Unstable market, economic and geo-political conditions may have serious adverse consequences on our business, financial condition and stock price.*

The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of tariffs and recession concerns). These disruptions can result in severely diminished liquidity and credit availability, increases in inflation, declines in consumer confidence, declines in economic growth, swings in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the impact of tariffs, other restrictive trade policies, supply chain disruptions, labor shortages, fluctuations in currency exchange rates, changes in interest rates, military conflict, acts of terrorism or other geopolitical events. Sanctions imposed, and other actions taken, by the United States and other countries in response to geopolitical conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Deterioration in credit and financial markets and confidence in economic conditions may continue. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds could also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon development or commercial initiatives. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

			Type of Trading Arrangement
Name and Position	Action	Adoption Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Stephen Moore, Senior Vice President, Chief Legal Officer, and Corporate Secretary	Adoption	March 24, 2025	X		285,366	March 31, 2026

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

Date: May 6, 2025	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)