Form 10-Q
period 2025-06-30
Personalis, Inc.
filed 2025-08-05
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of registrant’s Common Stock outstanding as of July 29, 2025 was 88,677,062.

PERSONALIS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2025

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
•
our sales, marketing and commercialization plans and strategies, including the expected benefits of and activities to be performed under our Commercialization and Reference Laboratory Agreement with Tempus AI, Inc;
•
our future business with the U.S. Department of Veterans Affairs' Million Veteran Program, Natera, Inc., ModernaTX, Inc., Merck & Co., Inc, and other collaboration partners and customers;
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
•
We are pursuing a partner-centric strategy and have key relationships with Tempus, Myriad, Moderna, and Merck, among others. These and any other partnering and/or collaboration agreements that we have entered into or may enter into in the future may not be successful, or may terminate, which could adversely impact our business or affect our ability to develop and commercialize our services and products.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and par value data)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$53,374	$91,415
Short-term investments	119,858	93,594
Accounts receivable, net (1)	9,952	8,140
Inventory and other deferred costs	5,435	5,939
Prepaid expenses and other current assets	4,724	3,927
Total current assets	193,343	203,015
Property and equipment, net	45,812	48,274
Operating lease right-of-use assets	15,654	16,453
Other long-term assets	3,871	2,526
Total assets	$258,680	$270,268
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (2)	$9,926	$6,397
Accrued and other current liabilities (2)	20,172	21,629
Contract liabilities	1,625	3,100
Total current liabilities	31,723	31,126
Long-term operating lease liabilities	33,390	34,882
Other long-term liabilities (3)	2,738	1,303
Total liabilities	67,851	67,311
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 88,649,766 and 85,171,146 shares issued and outstanding, respectively	9	9
Additional paid-in capital	776,596	752,961
Accumulated other comprehensive income (loss)	20	(23)
Accumulated deficit	(585,796)	(549,990)
Total stockholders’ equity	190,829	202,957
Total liabilities and stockholders’ equity	$258,680	$270,268

(1) Includes related party accounts receivable of $1.9 million and $2.5 million as of June 30, 2025 and December 31, 2024, respectively.

(2) Includes related party liabilities of $3.7 million and $1.7 million as of June 30, 2025 and December 31, 2024, respectively.

(3) Includes related party liabilities of $1.1 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively.

.

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue (1)	$17,203	$22,580	$37,808	$42,105
Costs and expenses
Cost of revenue	12,447	14,543	25,845	28,575
Research and development	12,381	12,957	25,021	25,728
Selling, general and administrative (2)	14,179	11,973	26,442	23,575
Total costs and expenses	39,007	39,473	77,308	77,878
Loss from operations	(21,804)	(16,893)	(39,500)	(35,773)
Interest income	1,878	1,136	3,905	2,495
Interest expense	(48)	(9)	(76)	(18)
Other income (expense), net	(80)	2,968	(126)	7,537
Loss before income taxes	(20,054)	(12,798)	(35,797)	(25,759)
Provision for income taxes	2	4	9	11
Net loss	$(20,056)	$(12,802)	$(35,806)	$(25,770)
Net loss per share, basic and diluted	$(0.23)	$(0.24)	$(0.41)	$(0.50)
Weighted-average shares outstanding, basic and diluted	88,517,498	52,394,678	87,990,691	51,536,632

(1) Includes related party revenue of $1.9 million and $2.4 million for the three and six months ended June 30, 2025, respectively.

(2) Includes related party sales and marketing expenses of $0.9 million and $1.5 million for the three and six months ended June 30, 2025, respectively.

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(20,056)	$(12,802)	$(35,806)	$(25,770)
Other comprehensive income (loss), net of tax
Changes in foreign currency translation adjustments:
Change during period	66	2	99	(27)
Reclassification of adjustments to net loss due to dissolution of Personalis (Shanghai) Ltd	—	—	—	199
Net changes in foreign currency translation adjustments	66	2	99	172
Change in unrealized gain on available-for-sale debt securities	(28)	3	(56)	(70)
Comprehensive loss	$(20,018)	$(12,797)	$(35,763)	$(25,668)

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended June 30, 2025 and 2024

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—March 31, 2025	88,319,290	$9	$773,094	$(18)	$(565,740)	$207,345
Proceeds from sales of common stock under ATM facility, net of commissions	—	—	—	—	—	—
Proceeds from exercise of stock options	16,395	—	48	—	—	48
Restricted stock units vested	120,343	—	—	—	—	—
Proceeds from ESPP	193,738	—	624	—	—	624
Stock-based compensation	—	—	2,830	—	—	2,830
Foreign currency translation adjustment	—	—	—	66	—	66
Unrealized loss on available-for-sale debt securities	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(20,056)	(20,056)
Balance—June 30, 2025	88,649,766	$9	$776,596	$20	$(585,796)	$190,829

Balance—March 31, 2024	51,394,199	$5	$602,488	$(125)	$(481,674)	$120,694
Proceeds from sales of common stock under ATM facility, net of commissions	1,020,143	—	1,405	—	—	1,405
Proceeds from exercise of stock options	—	—	—	—	—	—
Proceeds from ESPP	391,415	—	317	—	—	317
Restricted stock units vested	247,090	—	—	—	—	—
Stock-based compensation	—	—	2,653	—	—	2,653
Foreign currency translation adjustment	—	—	—	2	—	2
Unrealized gain on available-for-sale debt securities	—	—	—	3	—	3
Net loss	—	—	—	—	(12,802)	(12,802)
Balance—June 30, 2024	53,052,847	$5	$606,863	$(120)	$(494,476)	$112,272

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2025 and 2024

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2024	85,171,146	$9	$752,961	$(23)	$(549,990)	$202,957
Proceeds from sales of common stock under ATM facility, net of commissions	3,064,152	—	17,782	—	—	17,782
Proceeds from ESPP	193,738	—	624	—	—	624
Restricted stock units vested	142,313	—	—	—	—	—
Proceeds from exercise of stock options	78,417	—	180	—	—	180
Stock-based compensation	—	—	5,049	—	—	5,049
Foreign currency translation adjustment	—	—	—	99	—	99
Unrealized loss on available-for-sale debt securities	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	(35,806)	(35,806)
Balance—June 30, 2025	88,649,766	$9	$776,596	$20	$(585,796)	$190,829

Balance—December 31, 2023	50,480,694	$5	$598,364	$(222)	$(468,706)	$129,441
Proceeds from sales of common stock under ATM facility, net of commissions	1,900,143	—	2,842	—	—	2,842
Proceeds from ESPP	391,415	—	317	—	—	317
Restricted stock units vested	280,595	—	—	—	—	—
Stock-based compensation	—	—	5,340	—	—	5,340
Foreign currency translation adjustment	—	—	—	172	—	172
Unrealized loss on available-for-sale debt securities	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(25,770)	(25,770)
Balance—June 30, 2024	53,052,847	$5	$606,863	$(120)	$(494,476)	$112,272

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(35,806)	$(25,770)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,049	5,340
Depreciation and amortization	5,118	5,640
Noncash operating lease cost	799	686
Noncash gain related to liability classified Tempus Warrants	—	(7,739)
Amortization of discount on short-term investments	(2,204)	(1,264)
Other	(263)	8
Changes in operating assets and liabilities
Accounts receivable (1)	(1,812)	4,809
Inventory and other deferred costs	504	1,271
Prepaid expenses and other assets	(1,133)	879
Accounts payable (2)	3,721	(5,101)
Accrued and other current liabilities (2)	(1,294)	(5,513)
Contract liabilities	(1,475)	(2,701)
Operating lease liabilities	(2,000)	(1,701)
Other long-term liabilities (2)	(100)	—
Net cash used in operating activities	(30,896)	(31,156)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(108,297)	(37,836)
Proceeds from maturities of available-for-sale debt securities	84,185	57,000
Purchases of property and equipment	(2,801)	(110)
Proceeds from sales of property and equipment	—	240
Net cash (used in) provided by investing activities	(26,913)	19,294
Cash flows from financing activities:
Proceeds from sales of common stock under ATM facility, net of commissions	17,782	2,842
Payment of costs related to Tempus and Merck Investment Agreements	(106)	—
Proceeds from loans	2,587	—
Repayments of loans	(1,307)	(514)
Proceeds from issuance of common stock under equity incentive plans	804	317
Net cash provided by financing activities	19,760	2,645
Effect of exchange rates on cash, cash equivalents and restricted cash	8	(20)
Net change in cash, cash equivalents and restricted cash	(38,041)	(9,237)
Cash, cash equivalents and restricted cash, beginning of period	93,205	58,774
Cash, cash equivalents and restricted cash, end of period	$55,164	$49,537

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$53,374	$47,747
Restricted cash, included in other long-term assets	1,790	1,790
Total cash, cash equivalents and restricted cash	$55,164	$49,537

(1) Includes a change in related party receivable of $0.6 million for the six months ended June 30, 2025.

(2) Includes a change in related party liabilities of $1.9 million for the six months ended June 30, 2025.

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Company and Nature of Business

Personalis, Inc. (the "Company" or "Personalis") develops, markets, and sells advanced cancer genomic tests and services. The services are used by pharmaceutical companies for translational research, biomarker discovery, the development of personalized cancer therapies, and for clinical trials. The clinical version of the tests are used by physicians to detect residual or recurrent cancer in patients, monitor cancer response to therapy, and uncover insights for therapy selection. The Company also provides whole exome and whole genome sequencing ("WGS") services for other diagnostic companies and population sequencing initiatives. The principal markets for the Company’s tests and services are in the United States and Europe.

The Company is expanding its business model to offer genomic tests directly to cancer patients in a clinical setting. However, revenue generated from clinical patients was not significant for any periods presented in these consolidated financial statements.

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

In December 2024, the Company entered into an Amended and Restated At-the-Market Sales Agreement (the "Amended Sales Agreement") with Piper Sandler & Co. (“Piper”) and BTIG. The Amended Sales Agreement amends and restates the Sales Agreement to add Piper as a sales agent (Piper and BTIG, together, the “Sales Agents”), among certain other changes. The Sales Agents have agreed to use commercially reasonable efforts to sell the Company's common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company agreed to pay the applicable Sales Agent a commission of up to 3% of the gross sales proceeds of any common stock sold through such Sales Agent under the Amended Sales Agreement. The Company is not obligated to make any sales of common stock under the Amended Sales Agreement.

During the three months ended June 30, 2025, there were no shares of common stock issued and sold under the Amended Sales Agreement. During the six months ended June 30, 2025, the Company issued and sold 3,064,152 shares of its common stock under the Amended Sales Agreement at a weighted-average price of $5.89 per share and received $17.8 million in proceeds, net of commissions.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. Historically, the Company has not experienced significant credit losses from accounts receivable. Multiple customers have provided more than 10% of total revenue in the periods presented, or accounted for more than 10% of accounts receivable at each respective balance sheet date, as follows:

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2025	December 31, 2024
	2025	2024	2025	2024
ModernaTX, Inc.	29%	26%	28%	25%	18%	*
VA MVP	19%	*	20%	*	17%	*
Natera, Inc.	13%	35%	13%	38%	13%	13%
Merck & Co., Inc.	11%	*	*	*	19%	31%
Pfizer Inc.	*	*	*	*	10%	25%

* Less than 10% of revenue or accounts receivable.

Significant Accounting Policies

As of June 30, 2025, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies” in its consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Note 3. Revenue

The Company disaggregates revenue by the following five customer types:

•
Pharma tests and services includes sales of testing services and data analytics for clinical trials and research to pharmaceutical companies in support of their oncology drug development programs. Contracts typically contemplate a single project and involve a range of tests and analytics to fulfill the requirements of each particular project.
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
•
Population sequencing includes sales of genomic sequencing services and data analytics to support large-scale genetic research programs. The Company is typically contracted to perform WGS and provide data that can be used for analysis across a large volume of samples. All of the revenue within this category is from the Company's partnership with the VA MVP.
•
Clinical diagnostic includes sales of ultra-sensitive, tumor-informed diagnostics tests, ordered by healthcare providers for cancer patients, that can detect residual or recurrent cancer earlier and aid in treatment decision-making. Revenue is derived from Medicare and private insurance reimbursements.
•
Other includes sales of genomic tests and analytics to universities and non-profits.

The following table presents the Company's revenue disaggregated by customer type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pharma tests and services (1)	$11,023	$13,197	$24,617	$23,009
Enterprise sales	2,315	7,958	4,780	15,930
Population sequencing	3,308	1,280	7,521	2,780
Clinical diagnostic	469	117	777	312
Other	88	28	113	74
Total revenue	$17,203	$22,580	$37,808	$42,105

(1) Includes related party revenue of $1.9 million and $2.4 million for the three and six months ended June 30, 2025,respectively.

Contract Assets and Liabilities

The opening and closing balances of receivables and contract liabilities from contracts with customers are shown below (in thousands). Contract assets were immaterial for all periods presented.

	June 30, 2025	December 31, 2024
Opening balances:
Accounts receivable, net	$8,140	$17,730

Short-term contract liabilities	$3,100	$3,288
Long-term contract liabilities (included in other long-term liabilities)	—	3,928
Total contract liabilities	$3,100	$7,216

Closing balances:
Accounts receivable, net	$9,952	$8,140

Short-term contract liabilities	1,625	3,100
Total contract liabilities	$1,625	$3,100

Remaining Performance Obligations

Amounts collected in advance of services being provided are deferred as contract liabilities in the consolidated balance sheets. The associated revenue is recognized, and the contract liability is reduced, as the services are subsequently performed. Remaining performance obligations are comprised mainly of contract liabilities, and to a lesser extent, non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the financial statements. As of June 30, 2025, the amount related to unfulfilled services under contracts with an original expected duration of more than one year was immaterial. Revenue recognized that was included in the contract liability balance at the beginning of each reporting period was $0.5 million and $1.7 million for the three and six months ended June 30, 2025, and was $1.3 million and $2.9 million for the three and six months ended June 30, 2024, respectively.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$4,564	$3,976
Other deferred costs	871	1,963
Total inventory and other deferred costs	$5,435	$5,939

Property and equipment. Depreciation and amortization expense for the three months ended June 30, 2025 and 2024 was $2.5 million and $2.8 million, and was $5.1 million and $5.6 million for the six months ended June 30, 2025 and 2024, respectively. Accumulated depreciation and amortization was $50.9 million and $46.0 million as of June 30, 2025 and December 31, 2024, respectively.

Restricted cash. The Company’s restricted cash is pledged as collateral for a standby letter of credit related to a property lease. The balance of restricted cash was $1.8 million as of June 30, 2025 and December 31, 2024, and is included in other long-term assets.

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation	$6,547	$8,544
Operating lease liabilities	7,188	7,696
Loans—current portion (Note 6)	1,860	1,669
Market Development Fees received from Tempus (Note 8)	2,800	1,400
Employee ESPP contributions	321	301
Other current liabilities	1,456	2,019
Total accrued and other current liabilities	$20,172	$21,629

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$2,077	$—	$—	$2,077
Money market funds	13,881	—	—	13,881	Level 1
Commercial paper	37,424	—	(8)	37,416	Level 2
Total cash and cash equivalents	53,382	—	(8)	53,374
Short-term investments:
Commercial paper	9,440	—	(2)	9,438	Level 2
U.S. government securities	110,443	6	(29)	110,420	Level 2
Total short-term investments	119,883	6	(31)	119,858
Total assets measured at fair value	$173,265	$6	$(39)	$173,232

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$1,152	$—	$—	$1,152
Money market funds	44,524	—	—	44,524	Level 1
Commercial paper	39,291	—	(6)	39,285	Level 2
U.S. agency securities	6,453	1	—	6,454	Level 2
Total cash and cash equivalents	91,420	1	(6)	91,415
Short-term investments:
Commercial paper	8,697	1	(1)	8,697	Level 2
Corporate debt securities	498	—	—	498	Level 2
U.S. agency securities	2,330	—	—	2,330	Level 2
U.S. government securities	82,042	33	(6)	82,069	Level 2
Total short-term investments	93,567	34	(7)	93,594
Total assets measured at fair value	$184,987	$35	$(13)	$185,009

The amortized costs and fair value of marketable debt securities (excluding cash and money market funds) by contractual maturity, at June 30, 2025 are as follows (in thousands):

	June 30, 2025
	Amortized Cost	Fair Value
Less than 1 year	$148,374	$148,343
1 to 5 years	8,933	8,931
Total	$157,307	$157,274

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

	As of June 30, 2024	As of March 31, 2024
Expected term (in years)	0.50 - 1.50	0.75 - 1.75
Volatility	79.67% - 99.80%	103.91 - 106.32%
Risk-free interest rate	4.90% - 5.33%	4.70 - 5.21%
Dividend yield	–%	–%
Total fair value of Tempus Warrants (in thousands)	$2,288	$5,262

The following table sets forth a summary of the changes in fair value of the Tempus Warrants, which are classified as Level 3 financial instruments (in thousands):

Warrant Liabilities	Three months ended June 30, 2024	Six months ended June 30, 2024
Beginning balance	$5,262	$10,027
Change in fair value—recognized as gain within Other income (expense), net in the consolidated statements of operations	(2,974)	(7,739)
Ending balance	$2,288	$2,288

Note 6. Loans

Amounts outstanding under loans are as follows (in thousands):

	June 30, 2025	December 31, 2024
Principal	$2,862	$1,772
Less: unamortized discount	(177)	—
Total carrying amount	2,685	1,772
Less: current portion (included in accrued and other current liabilities)	(1,860)	(1,669)
Long-term portion (included in other long-term liabilities)	$825	$103

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

The total initial present value of the January 2025 Agreement was $2.6 million. The discount of $0.2 million is being recognized as interest expense in the consolidated statements of operations over the life of the payment agreement. The first repayment of $0.7 million was billed in March 2025 and paid in April 2025. Interest expense for the three and six months ended June 30, 2025 was immaterial.

Lab Equipment Loan

In November 2023, the Company purchased lab equipment from one of its main vendors for $3.4 million. Extended payment terms were provided to the Company through a financial solutions partner of the vendor. Terms included a 30% down payment and 24 equal monthly payments for the remaining balance, with such monthly payments commencing in January 2024 and the last payment due in January 2026, and no interest or financing charges. Title for the lab equipment transferred immediately upon delivery to the Company. The financial solutions partner retains a security interest until payoff is complete at the end of 2025. The purchase price for the lab equipment was equal to the cash price and thus the impact of imputing interest would have been de minimis. Repayments during each of the three and six months ended June 30, 2025 and 2024 were $0.3 million and $0.6 million, respectively.

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

The Company has a noncancelable operating lease expiring in November 2027 for 31,280 square feet in Menlo Park, California previously used for laboratory operations and its former corporate headquarters. The lease includes escalating rent payments. The Company moved all laboratory operations to the Fremont facility during the third quarter of 2023, resulting in a lease impairment charge at that time. The Company is actively marketing the vacated Menlo Park space for sublease.

The Company has noncancelable operating leases for data center space expiring between 2025 and 2026. The leases include renewal options that the Company determined are not reasonably certain to be exercised. Separately, the Company also has various other short-term leases.

As of June 30, 2025, operating leases had a weighted-average remaining lease term of 9.6 years and a weighted-average discount rate of 10.6%. Discount rates are based on estimates of the Company's incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of June 30, 2025 were as follows (in thousands):

Amount
2025 (remaining six months)	$3,907
2026	7,230
2027	7,189
2028	5,215
2029	5,371
2030 and thereafter	37,426
Total future minimum lease payments	66,338
Less: imputed interest	(25,760)
Present value of future minimum lease payments	40,578
Less: current portion of operating lease liability (included in accrued and other current liabilities)	(7,188)
Long-term operating lease liabilities	$33,390

Cash paid for operating lease liabilities, included in cash flows from operating activities in the consolidated statements of cash flows, for the six months ended June 30, 2025 and 2024, was $4.2 million and $4.0 million, respectively.

Components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease cost
Operating lease cost	$1,470	$1,511	$2,949	$3,032
Short-term lease cost	1	8	2	195
Variable lease cost	537	666	907	1,026
Total lease cost	$2,008	$2,185	$3,858	$4,253

Finance leases are not material to the Company's consolidated financial statements.

Note 8. Related Party Transactions

The Company determined that Tempus and Merck & Co., Inc. (“Merck”) are related parties because they own more than 10% of the Company's common stock.

Tempus

Tempus acquired its ownership stake in August 2024 by exercising the Tempus Warrants and purchasing additional shares under the Investment Agreement (defined below).

Overview of Tempus Agreement

In November 2023, the Company entered into a Commercialization and Reference Laboratory Agreement (as amended by Amendment No. 1, dated August 16, 2024, Amendment No. 2, dated September 20, 2024, and Amendment No. 3, dated December 13, 2024, and Amendment No. 4, dated July 8, 2025, collectively, the “Tempus Agreement”) with Tempus pursuant to which Tempus markets the Company's NeXT Personal Dx test in the United States. The Company performs tests ordered by patients through Tempus and the Company bills the patients or payors. The Company compensates Tempus for orders obtained and results delivered on a per-test basis. The term of the Tempus Agreement is six years, which may be extended for successive one-year terms. Either party may terminate the Tempus Agreement for convenience upon 30 months' prior written notice.

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

Separately, the parties are performing co-promotion activities, and the Company is compensating Tempus for promotional and commercialization services through the end of 2026.

The Tempus Agreement also granted Tempus access to initial and longitudinal genomic data derived from performance of the tests and Tempus will have the right to use such data. If Tempus licenses such data to a third party and Tempus recognizes revenue from such license, Tempus will pay the Company a percentage of its gross revenues attributable to such license that is in the range of 10 to 20 percent. Such revenue share shall be payable during the term of the agreement and for 10 years thereafter. There was no revenue share recognized during the three and six months ended June 30, 2025.

Additionally, as partial consideration of Tempus' obligations to the Company under the Tempus Agreement, the Company issued warrants to Tempus. See "Tempus Warrants" section below.

In July 2025, the Company and Tempus entered into an amendment to the Tempus Agreement pursuant to which the Company authorized Tempus to market NeXT Personal Dx in a fourth indication, colorectal cancer, on the same terms as Tempus’ marketing of the other indications covered by the Tempus Agreement and the parties extended the term of the Tempus Agreement through November 25, 2029.

In addition, the amendment extends the time period to December 31, 2028, during which the Company will not allow any third party (other than an acquiror of the Company or any affiliates of such acquiror) to market NeXT Personal Dx in any of the indications and Tempus will not market another tumor-informed molecular residual disease assay indicated for use in such indications (whether its own or that of a third party), in each case subject to certain exceptions and to the extent they do not expire earlier (the “Exclusivity Period”).

The amendment modified the term of certain customary standstill restrictions agreed to by Tempus in the Tempus Agreement such that they will automatically expire on the earlier of (i) June 4, 2027 and (ii) the expiration or termination of the Exclusivity Period.

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

The Tempus Warrants included a provision under which the total number of shares issuable upon settlement were subject to adjustment, which caused the Tempus Warrants to be classified as liability instruments while outstanding and subject to remeasurement at each balance sheet date, with changes in fair value recognized as other income (expense), net in the consolidated statements of operations. Fair values of the warrants were estimated using the Black-Scholes option-pricing model. See Note 5, Fair Value Measurements for discussion of inputs used in the measurements of the Tempus Warrants and the resulting noncash gains recognized in the consolidated statements of operations. During the three and six months ended June 30, 2024, the Company recognized noncash gains of $3.0 million and $7.7 million, respectively, for the change in fair value of the Tempus Warrants.

Investment Agreement with Tempus

In August 2024, the Company entered into an investment agreement (the "Tempus Investment Agreement") with Tempus under which the Company issued and sold 3,500,000 shares of common stock at a price per share of $5.07 and received $17.7 million of cash from the sale of the shares.

Impact of Tempus Agreement on the Financial Statements

The Market Development Fee for the second milestone is recorded as a liability when received and offset against promotional fees as they are paid by the Company to Tempus. As of June 30, 2025, $5.0 million of such $6.0 million Market Development Fee has been received.

Amounts of transactions with Tempus during each income statement period presented, along with amounts due from or to Tempus as of each balance sheet date, are as follows (in thousands):

	Income Statement
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Orders and results delivery fees and net promotional fees — Selling, general and administrative expenses	$935	$1,510

	Balance Sheet
	June 30, 2025	December 31, 2024
Accrued and other current liabilities:
Unamortized Market Development Fees	$2,800	$1,400
Accrued payable to Tempus	949	345
Total accrued and other current liabilities	$3,749	$1,745

Other long-term liabilities:
Unamortized Market Development Fees	$1,100	$1,200
Total other long-term liabilities	$1,100	$1,200

Merck Sharp & Dohme LLC

Investment Agreement with Merck

On December 19, 2024, the Company entered into an investment agreement (the "Merck Investment Agreement") with Merck under which the Company issued and sold 14,044,943 shares of common stock at a price per share of $3.56, representing the last reported closing price of the common stock. The Company received $50.0 million of cash from the sale of the shares and incurred $0.3 million of issuance costs directly related to the sale. Pursuant to the terms of the Merck Investment Agreement, the Company agreed to reserve $10.0 million of the proceeds to open an ISO-certified laboratory in a region outside of the United States, with such region mutually agreed upon by the Company and Merck. This cash was not legally restricted under the Merck Investment Agreement and therefore included in cash and cash equivalents as of June 30, 2025 and December 31, 2024.

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

During the three and six months ended June 30, 2025, the Company invoiced $1.9 million and $2.4 million pursuant to the terms of the Master Agreement and recorded as revenue in its consolidated statement of operations. As of June 30, 2025 and December 31, 2024, $1.9 million and $2.5 million, respectively, was outstanding as a receivable from Merck and included in accounts receivable in the consolidated balance sheets.

Note 9. Stock-Based Compensation

Shares of common stock reserved for issuance under the Company’s equity incentive plans were as follows:

June 30, 2025
Outstanding stock awards	13,349,343
Reserved for future award grants	4,828,951
Reserved for future ESPP	306,323
Total common stock reserved for stock awards	18,484,617

Service-Based Stock Option Activity

A summary of the Company’s service-based stock option activity (excluding performance-based stock option activity, which is presented separately below) for the six months ended June 30, 2025 is as follows:

	Outstanding Service-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2024	8,607,718	$5.07	7.64	$21,949
Options granted	3,907,500	3.79
Options exercised	(78,417)	2.30
Options forfeited or expired	(219,580)	7.39
Balance—June 30, 2025	12,217,221	$4.63	8.04	$37,480
Options vested and exercisable as of June 30, 2025	5,906,081	$6.11	6.83	$16,536

The weighted-average grant date fair value of options granted was $3.47 and $0.92 per share for the three months ended June 30, 2025 and 2024 and $2.74 and $1.05 per share for the six months ended June 30,2025 and 2024, respectively. As of June 30, 2025, the unrecognized stock-based compensation cost of unvested options was $13.8 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Valuation of Service-Based Stock Options

The Company estimated the fair value of service-based stock options using the Black-Scholes option-pricing model. Fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service periods of the awards. Fair value of stock options was estimated using the following range of assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08
Volatility	83.80 - 85.12%	72.61 - 73.12%	83.72 - 85.12%	72.61 - 80.28%
Risk-free interest rate	4.07 - 4.16%	4.35 - 4.65%	4.07 - 4.50%	3.88 - 4.65%
Dividend yield	–%	–%	–%	–%

Performance-Based Stock Option Activity

During 2024, the Company granted performance-based stock options ("PSOs") to the executive leadership team. Vesting of the PSOs is based upon attainment of certain Medicare reimbursement coverages by the end of 2025 and subject to continuous service by the executives. Fair value was estimated using the Black-Scholes option-pricing model. Total grant-date fair value of the PSOs was $0.3 million. As of June 30, 2025, the unrecognized stock-based compensation cost of unvested PSOs was $0.1 million, which is expected to be recognized by the end of 2025.

A summary of the Company's performance-based stock option activity for the six months ended June 30, 2025 is as follows:

	Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2024	271,500	$1.61	9.20	$1,133
Balance—June 30, 2025	271,500	$1.61	8.71	$1,345
Options vested and exercisable as of June 30, 2025	—	—	—	—

Restricted Stock Units ("RSU") Activity and Valuation

A summary of the Company’s RSU activity for the six months ended June 30, 2025 is as follows:

	Unvested Service-Based Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2024	433,484	$6.34	$2,506
RSUs granted	—	—
RSUs vested	(142,313)	9.60	705
RSUs forfeited	(5,549)	7.69
Balance—June 30, 2025	285,622	$4.68	$1,874

As of June 30, 2025, the unrecognized stock-based compensation cost of unvested RSUs was $0.7 million, which is expected to be recognized over a weighted-average period of 1.2 years.

Performance-Based RSU Activity

In March 2025, the Company granted performance-based RSUs ("PSUs") to the executive leadership team. A percentage of the number of RSUs will vest based upon achieving the Company's operational target as of the end of 2026, and subject to continuous service by the executives throughout March 2028. Fifty percent of the aggregate number of achieved PSUs (if any) will vest upon certification in March 2027, with the remaining fifty percent vesting in March 2028. The total grant-date fair value of the PSUs was $2.1 million.

A summary of the Company's PSUs activity for the six months ended June 30, 2025 is as follows:

	Unvested Performance-Based Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2024	—	$—	$—
PSUs granted	575,000	3.63
PSUs vested	—	—	—
PSUs forfeited	—	—
Balance—June 30, 2025	575,000	$3.63	$3,772

As of June 30, 2025, the unrecognized stock-based compensation cost of unvested PSUs was $1.8 million, which is expected to be recognized over a weighted-average of 2.2 years.

ESPP Activity and Valuation

During the three and six months ended June 30, 2025 and 2024, 193,738 and 395,552 shares of common stock were purchased under the Employee Stock Purchase Plan ("ESPP"). The fair value of stock purchase rights granted under the ESPP was estimated using the following range of assumptions:

	Three and Six Months Ended June 30,
	2025	2024
Expected term (in years)	0.5	0.5
Volatility	92.85%	61.35%
Risk-free interest rate	4.22%	5.43%
Dividend yield	–%	–%
Fair value	1.59	0.51

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service-based stock options	$1,889	$1,237	$3,110	$2,452
Performance-based stock options	35	35	70	41
Service-based RSUs	516	1,324	1,261	2,732
Performance-based RSUs	220	—	259	—
ESPP	170	57	349	115
Total stock-based compensation expense	$2,830	$2,653	$5,049	$5,340

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$184	$153	$381	$307
Research and development	958	1,046	1,814	1,993
Selling, general and administrative	1,688	1,454	2,854	3,040
Total stock-based compensation expense	$2,830	$2,653	$5,049	$5,340

Note 10. Segment and Geographic Information

The Company operates in one reportable segment, which is providing advanced cancer genomic tests and services for precision oncology applications, personalized testing, and other tests. The Company develops, markets, and sells these tests to pharmaceutical companies, biopharmaceutical companies, diagnostic companies, healthcare providers for cancer patients, universities, non-profits, and government entities. It derives revenue primarily in the United States from the sale of genomic testing services and manages its business activities on a consolidated basis. The Company does not have intra-entity sales or transfers. The Company’s CODM is its CEO, who reviews consolidated operating results, accompanied by disaggregated information about net revenues by customer types, as presented below, to make decisions about allocating resources and assessing performance for the entire Company.

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

The Company attributes revenues to geographic region based on the billing addresses of customers. The following table presents net revenues by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	95%	95%	91%	95%
Others	5%	5%	9%	5%

The following table provides information about reported segment revenue, segment loss, and significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$17,203	$22,580	$37,808	$42,105
Less:
Payroll and related costs	18,058	17,062	36,061	34,016
Lab supplies and outside services	4,090	4,021	6,931	7,451
Facility costs	2,482	2,774	4,752	5,142
Professional services	2,598	2,508	5,372	5,396
Repairs and maintenance	2,047	1,729	3,940	3,850
Depreciation and amortization	2,531	2,803	5,118	5,640
Other segment items(a)	7,331	5,621	15,345	8,875
Interest income	(1,878)	(1,136)	(3,905)	(2,495)
Segment and consolidated net loss	$(20,056)	$(12,802)	$(35,806)	$(25,770)

(a) Other segment items included in segment net loss include materials cost related to cost of revenue, marketing expenses, office expenses, foreign currency exchange gain and losses, and other overhead expenses.

Note 11. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of June 30, 2025, the Company was not involved in any material legal proceedings.

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

Note 12. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, the assumed release of outstanding RSUs, the assumed issuance of common stock under the ESPP, and the assumed exercise of Tempus Warrants for the three and six months ended June 30, 2024. The Company incurred net losses in the periods presented, and as a result, potential common shares from stock options, RSUs, ESPP issuances, and the Tempus Warrants (for the three and six months ended June 30, 2024) were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(20,056)	$(12,802)	$(35,806)	$(25,770)
Weighted-average common shares outstanding—basic and diluted	88,517,498	52,394,678	87,990,691	51,536,632
Net loss per common share—basic and diluted	$(0.23)	$(0.24)	$(0.41)	$(0.50)

The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Tempus Warrants	—	9,218,800	—	9,218,800
Options to purchase common stock	13,349,343	8,383,619	13,349,343	8,383,619
Unvested RSUs	860,622	771,906	860,622	771,906
ESPP	201,303	192,341	201,303	192,341
Total	14,411,268	18,566,666	14,411,268	18,566,666

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

Overview

We develop, market, and sell advanced cancer genomic tests and services. Our services are used by pharmaceutical companies for translational research, biomarker discovery, the development of personalized cancer therapies, and for clinical trials. Our tests are used by physicians to detect residual or recurrent cancer in patients, monitor cancer response to therapy, and uncover insights for therapy selection. We also provide whole exome and whole genome sequencing (“WGS”) services for other diagnostic companies and population sequencing initiatives.

Today, our products are routinely used by many of the largest oncology-focused pharmaceutical companies for analysis of patient samples in their clinical trials and drug development programs. Our advanced genomic sequencing and analytics also support the development of personalized neoantigen therapies for cancer and other next-generation cancer immunotherapies. For example, we are providing genomic testing to ModernaTX, Inc. ("Moderna") in its ongoing clinical trials evaluating a personalized cancer therapy. In addition, we partner with diagnostics companies by providing our advanced tumor profiling and analysis capabilities as an input to their products. More recently, we launched new diagnostic offerings for the clinical setting and, in November 2023, entered into an agreement with Tempus AI, Inc. (“Tempus”) to commercialize our NeXT Personal Dx test. We have also pursued non-cancer related business opportunities, specifically within the population sequencing market, by providing WGS services under contract with the U.S. Department of Veterans Affairs Million Veteran Program ("VA MVP").

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

Second Quarter 2025 Highlights

Total revenue decreased $5.4 million, or 24%, during the second quarter of 2025 compared to the second quarter of 2024, primarily due to the expected decline of $5.6 million in revenue from Natera, and a decrease in revenue from pharma tests and services, and other customers of $2.1 million, partially offset by an increase in population sequencing revenue of $2.0 million.

Key business accomplishments and financial updates in the second quarter of 2025 include:

•
Clinical Adoption Acceleration: Delivered 3,478 clinical tests in the second quarter of 2025, a 59% sequential increase over Q1 2025,demonstrating accelerating physician adoption of the NeXT Personal platform
•
Commercial Partnership Expansion: Broadened the strategic collaboration with Tempus to add colorectal cancer, a major new indication, to the exclusive commercialization agreement, positioning Personalis to win in this attractive market
•
World-Class Clinical Evidence Generation: Presented pivotal data at the 2025 American Society for Clinical Oncology (“ASCO”) Annual Meeting, including results from the PREDICT and SCANDARE studies showing NeXT Personal’s ability to predict therapy response in breast cancer. Notably, nearly half of all positive detections were found in the ultra-sensitive range

•
Clinical Utility Demonstration: Additional data presented at ASCO from the Phase 3 CALLA trial in partnership with AstraZeneca showed NeXT Personal detected cervical cancer progression up to 16 months earlier than standard imaging

Components of Operating Results

Revenue

We derive our revenue primarily from sales of genomic tests and services to the following five customer types:

•
Pharma tests and services includes sales of testing services and data analytics for clinical trials and research to pharmaceutical companies in support of their oncology drug development programs.
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
•
Clinical diagnostic includes sales of comprehensive tumor profiling test that is used to help select therapy for a cancer patient and identify potential clinical trials for a patient, and sales of ultra-sensitive, tumor-informed diagnostic tests, ordered by healthcare providers for cancer patients. Revenue in this category is derived from Medicare and private insurance reimbursements. As of June 30, 2025, we have not received Medicare coverage reimbursement for NeXT Personal Dx.
•
Other includes sales of genomic tests and analytics to universities and non-profits.

Our ability to increase revenue will depend on our ability to further increase sales to these groups of customers and expand our customer base within each group. To do this, we are developing a growing set of state-of-the-art services and products; advancing our operational infrastructure; building our regulatory credentials; focusing our marketing efforts on large pharmaceutical companies; building and publishing the clinical evidence-base to support our products and services in our key indications, pursuing reimbursement coverage from Medicare and other payors; and seeking additional partnerships. We market to biopharma customers and doctors through a small direct sales force. In late 2023, we entered into the Tempus Agreement to commercialize NeXT Personal Dx in the clinical diagnostics market and will be leveraging Tempus' significantly larger sales force as a key vector to grow our clinical diagnostic business. In late 2024, we expanded our collaboration partnership with Tempus to enable Tempus to market and sell NeXT Personal to Tempus' pharmaceutical and biotech customers who wish to bundle MRD testing with other Tempus offerings in a given study. In July 2025, we further expanded our collaboration partnership with Tempus to authorize Tempus to market NeXT Personal Dx for colorectal cancer and extend the term of the Tempus Agreement through November 25, 2029.

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

Other Income (Expense), Net

Other income (expense), net includes foreign currency exchange gains and losses. Other income (expense), net during the three and six months ended June 30, 2024 consisted primarily of a noncash gain related to the remeasurement of the warrants issued in connection with our November 2023 agreement with Tempus.

Results of Operations

The following sets forth, for the periods presented, our unaudited consolidated statements of operations and selected financial data (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated Statements of Operations:
Revenue (1)	$17,203	$22,580	$37,808	$42,105
Costs and expenses
Cost of revenue	12,447	14,543	25,845	28,575
Research and development	12,381	12,957	25,021	25,728
Selling, general and administrative (2)	14,179	11,973	26,442	23,575
Total costs and expenses	39,007	39,473	77,308	77,878
Loss from operations	(21,804)	(16,893)	(39,500)	(35,773)
Interest income	1,878	1,136	3,905	2,495
Interest expense	(48)	(9)	(76)	(18)
Other income (expense), net	(80)	2,968	(126)	7,537
Loss before income taxes	(20,054)	(12,798)	(35,797)	(25,759)
Provision for income taxes	2	4	9	11
Net loss	$(20,056)	$(12,802)	$(35,806)	$(25,770)
Net loss per share, basic and diluted	$(0.23)	$(0.24)	$(0.41)	$(0.50)
Weighted-average shares outstanding, basic and diluted	88,517,498	52,394,678	87,990,691	51,536,632

(1) Includes related party revenue of $1.9 million and $2.4 million for the three and six months ended June 30, 2025, respectively.

(2) Includes related party sales and marketing expenses of $0.9 million and $1.5 million for the three and six months ended June 30, 2025, respectively.

	June 30, 2025	December 31, 2024
Cash and cash equivalents, and short-term investments	$173,232	$185,009
Working capital	161,620	171,889
Total assets (1)	258,680	270,268
Total debt	2,685	1,772
Long-term obligations	36,128	36,185
Total liabilities (2)	67,851	67,311
Total stockholders' equity	190,829	202,957

(1) Includes related party accounts receivable of $1.9 million and $2.5 million as of June 30, 2025 and December 31, 2024, respectively.

(2) Includes related party liabilities of $4.8 million and $2.9 million as of June 30, 2025 and December 31, 2024, respectively.

Revenue

The following table shows revenue by customer type (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024		2025	2024
Pharma tests and services (1)	$11,023	$13,197	(16%)	$24,617	$23,009	7%
Enterprise sales	2,315	7,958	(71%)	4,780	15,930	(70%)
Population sequencing	3,308	1,280	158%	7,521	2,780	171%
Clinical diagnostic	469	117	301%	777	312	149%
Other	88	28	214%	113	74	53%
Total revenue	$17,203	$22,580	(24%)	$37,808	$42,105	(10%)

(1) Includes related party revenue of $1.9 million and $2.4 million for the three and six months ended June 30, 2025, respectively.

The following table shows customers that made up at least 10% of total revenue in at least one of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ModernaTX, Inc.	29%	26%	28%	25%
VA MVP	19%	*	20%	*
Natera, Inc.	13%	35%	13%	38%
Merck & Co., Inc.	11%	*	*	*
* Less than 10% of revenue

Pharma tests and services

The decrease in pharma tests and services revenue in the second quarter of 2025 was primarily due to fewer clinical trial samples processed for Moderna. We expect variability in revenue from pharmaceutical companies in the future due to the timing of their trial enrollments or project schedules. The increase in revenue from pharma tests and service revenue for the first half of 2025 compared to the same period of 2024 reflected an increased demand for our Next Personal MRD tests.

Enterprise sales

The decreases in revenue from enterprise sales in the second quarter of 2025 and the first half of 2025 were mainly due to a 74% and a 70% decrease in the number of samples we processed for Natera compared to the same periods of 2024.

Our total revenue from Natera in 2025 is expected to be lower from comparable periods in 2024 due to the expected decrease in the number of samples processed. Our agreement with Natera included minimum volume commitments through the second quarter of 2025 and we do not expect to continue a long-term commercial relationship with Natera beyond this year.

Population sequencing

Revenue recognized each period from population sequencing is impacted by timing of our fulfillment of samples under each annual task order. The increases in revenue in the second quarter of 2025 and in the first half of 2025 compared to the same periods of 2024 were due to increases in the number of samples processed.

Our annual task orders received from the VA MVP in 2024 and 2023 were $7.5 million each year. Our contract with the VA MVP does not include specific testing turnaround times. Therefore, we may modulate the volume of samples processed from the VA MVP to accommodate sample volumes from other customers in order to utilize lab capacity efficiently, which may vary from period to period. We fulfilled the task order received in September 2024 during the first two quarters of 2025.

Clinical diagnostic

Clinical diagnostic revenue is generated from Medicare and private insurance payors. In January 2024, we received a Medicare coverage determination for NeXT Dx, our ultra-comprehensive tumor genomic profiling assay. The increases in clinical diagnostic revenue in the second quarter of 2025 and in the first half of 2025 compared to the same periods of 2024 were mainly attributable to an increase in NeXT Dx test volume and NeXT Personal Dx reimbursements received from certain private payors.

Costs and Expenses

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024		2025	2024
Cost of revenue	$12,447	$14,543	(14%)	$25,845	$28,575	(10%)
Research and development	12,381	12,957	(4%)	25,021	25,728	(3%)
Selling, general and administrative	14,179	11,973	18%	26,442	23,575	12%
Total costs and expenses	$39,007	$39,473	(1%)	$77,308	$77,878	(1%)

Cost of revenue

The decreases in cost of revenue in the second quarter of 2025 and in the first half of 2025 were primarily due to lower revenue levels. Cost of revenue decreased at a lesser rate as compared to the corresponding revenue decrease in the second quarter of 2025, primarily due to lower fixed overhead absorption, partially offset by increased clinical diagnostic test costs where the corresponding revenue and reimbursement rates were less than the cost to produce the tests.

Specific components of the decrease in the second quarter of 2025 were a $2.8 million decrease in direct material cost due to reduced samples processed, a $0.2 million decrease in laboratory supplies due to decreased Natera and pharmaceutical customer orders, partially offset by a $0.9 million increase in diagnostic test costs.

Specific components of the decrease in the first half of 2025 were a $4.4 million decrease in direct material cost due to reduced samples processed, a $0.5 million decrease in depreciation expenses resulting from capital equipment spend timing, partially offset by a $1.7 million increase in diagnostic test costs, a $0.3 million increase in labor costs and a $0.2 million increase in equipment repairs and maintenance.

Research and development

The decreases in research and development in the second quarter of 2025 and in the first half of 2025 compared to the same periods of 2024 were primarily due to reduced R&D lab activities to process internal samples for studies and collaborations and new development work.

Specific components of the decrease in the second quarter of 2025 were a $0.9 million decrease in lab supplies due to timing of costs related to internal samples processed, partially offset by a $0.3 million increase in equipment repairs and maintenance.

Specific components of the decrease in the first half of 2025 were a $1.0 million decrease in lab supplies utilized, partially offset by a $0.3 million increase in personnel costs.

Selling, general and administrative

The increases in selling, general and administrative expenses in the second quarter of 2025 and in the first half of 2025 compared to the same periods of 2024 were primarily due to expanded marketing programs related to NeXT Personal Dx.

Specific components of the increase in the second quarter of 2025 were a $1.4 million increase in marketing and marketing related activities such as trade show expenses and Tempus' sales & marketing expenses, a $0.8 million increase in personnel costs and a $0.5 million increase in costs for marketing to physicians, partially offset by a $0.5 million decrease in professional outside services.

Specific components of the increase in the first half of 2025 were a $1.8 million increase in marketing and marketing-related expenses such as trade show expenses and Tempus' sales & marketing expenses, a $1.1 million increase in personnel costs and a $0.8 million increase in costs for marketing to physicians, partially offset by a $0.8 million decrease in professional outside services.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024		2025	2024
Interest income	$1,878	$1,136	65%	$3,905	$2,495	57%
Interest expense	(48)	(9)	433%	(76)	(18)	322%
Other income (expense), net	(80)	2,968	(103%)	(126)	7,537	(102%)

Interest income and interest expense

The increases in interest income in the second quarter of 2025 and the first half of 2025 compared to the same periods of 2024 were driven by higher average investment balances, partially offset by decreased yields. Interest expense is the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

Other income (expense), net, in the second quarter of 2025 and the first half of 2025, consisted mainly of foreign currency remeasurements. Other income (expense), net in the second quarter of 2024 and the first half of 2024 consisted mainly of a $3.0 million and a $7.7 million noncash gain, respectively, recognized as a result of remeasurement of the Tempus Warrants (classified as liability instruments). These noncash gains were partially offset by a $0.2 million reclassification of accumulated foreign currency translation loss to other income (expense), net, upon dissolution of our China entity (Personalis (Shanghai) Ltd.) in the first quarter of 2024.

Liquidity and Capital Resources

The following table presents selected financial information (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents, and short-term investments	$173,232	$185,009
Contract liabilities	1,625	3,100
Working capital	161,620	171,889

From our inception through June 30, 2025, we have funded our operations primarily from net proceeds from issuance of redeemable convertible preferred stock, issuance of common stock through our initial public offering, follow-on equity offerings and our ATM facility (see Note 2, Summary of Significant Accounting Policies, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information). Additionally, we have funded our operations from Tempus exercising warrants and purchasing additional shares of our common stock under an investment agreement, and Merck & Co., Inc.(“Merck”) purchasing shares of our common stock under an investment agreement (see Note 8, Related Party Transactions, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information), as well as cash from operations and debt financings. As of June 30, 2025, we had cash and cash equivalents of $53.4 million and short-term investments of $119.9 million.

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

Cash Flows

	Six Months Ended June 30,
	2025	2024	Change
Net cash used in operating activities	$(30,896)	$(31,156)	$260	(1%)
Net cash (used in) provided by investing activities	(26,913)	19,294	(46,207)	(239%)
Net cash provided by financing activities	19,760	2,645	17,115	647%

The decrease in cash used in operating activities was primarily due to reduced working capital needs.

The increase in cash used by investing activities was due to investment of our cash into short-term investments and a $2.7 million increase in capital expenditures.

The increase in cash provided by financing activities was due to $15.0 million higher net proceeds from sales of common stock under our ATM facility, $2.6 million in proceeds from loans and $0.3 million higher proceeds from our employee stock purchase program, partially offset by $0.8 million higher repayments of loans.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of variable costs of revenue, operating expenditures, capital expenditures, property leases, and other spend. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $173.2 million as of June 30, 2025, as well as anticipated cash receipts from customers. To fund our material cash requirements in the short- and long-term, we may also seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

Variable costs of revenue. From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of raw materials, laboratory supplies and consumables to be used in the sequencing of customer samples. However, we generally do not have binding and enforceable purchase orders beyond the short term, and the timing and magnitude of purchase orders beyond such period is difficult to accurately project. We currently expect spending in this area to increase in 2025 in order to support the planned increase in clinical test volumes ahead of expected Medicare reimbursement.

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

Capital expenditures. Capital expenditures are expected to increase from 2024 levels as we expect to expand NeXT Personal Dx capacity. Going forward, our capital expenditures are expected to consist primarily of laboratory equipment and computer equipment. We currently expect capital expenditures to be approximately $7.0 million in 2025 and between $13.0 million to $14.0 million in each of the years 2026 and 2027.

Property leases. Our noncancelable operating lease payments were $66.3 million as of June 30,2025. The timing of these future payments, by year, can be found in Note 7, Leases, in Part I, Item 1 of this Form 10-Q in the Consolidated Financial Statements.

Other. As of June 30, 2025, we have an outstanding noninterest bearing loan that was used to finance the purchase of lab equipment and software licenses. We owe a total of $2.9 million, of which the majority is payable in the next twelve months. Further discussion of the loan can be found in Note 6, Loans, in Part I, Item 1 of this Form 10-Q in the Consolidated Financial Statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO"), and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2025, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

We have incurred net losses since our inception. For the year ended December 31, 2024, we had a net loss of $81 million. For the six months ended June 30, 2025, we had a net loss of $35.8 million. As of June 30, 2025, we had an accumulated deficit of $585.8 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Some of our present or potential competitors, including Adela, Inc., BostonGene Corporation, Caris Life Sciences, Inc., DELFI Diagnostics, Inc., Exact Sciences Corporation, Foresight Diagnostics Inc. (“Foresight”), Foundation Medicine, Inc., Freenome, Inc., Fulgent Genetics, Inc., Geneseeq Technology Inc., GRAIL, Inc., Guardant Health, Inc., Haystack Oncology, Inc., which was acquired by Quest Diagnostics Incorporated in June 2023, Laboratory Corporation of America Holdings, MedGenome Inc., Myriad Genetics, Inc.("Myriad"), Natera, NeoGenomics, Inc., Novogene Corporation, Predicine, Inc., Roche Molecular Systems, Inc., SAGA Diagnostics AB, Tempus, and Veracyte, Inc. may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD testing offerings. During the year ended December 31, 2024, revenue under our agreement accounted for 30% of our total revenue. See “—We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. We do not expect to have a long-term commercial relationship with Natera beyond 2025 and, if we are unable to grow our customer base and diversify our revenue concentration, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” In addition, our present or potential competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. We may also have disputes with our present or potential competitors. See “—Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violations may require us to spend significant time and money, and could in the future prevent us from selling our tests or impact our stock price, any of which could have a material adverse effect.”

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from two of our largest customers, Natera and Moderna, and in the past have derived a substantial portion of our revenue from other large customers. *

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from Moderna, which accounted for 28% of our revenue for the six months ended June 30, 2025 . We previously derived a significant portion of our revenue from the VA MVP and Natera, which accounted for 20% and 13% of our revenue for the six months ended June 30,2025, respectively. Our top five customers, including Moderna, the VA MVP and Natera accounted for 72% of our revenue for the six months ended June 30, 2025. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond Moderna, VA MVP and Natera, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if we do not win future VA MVP renewals with a value comparable to that of our historical contracted orders, it may have a material adverse effect on our revenue, cash position, and results of operations. See “—We have derived a substantial portion of our current revenue from DNA sequencing and data analysis services that we provided to one of our largest customers, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services continues to be substantially reduced, or if our new contract with the VA MVP were to be terminated, our business, financial condition, revenue and other operating results, and cash flows will be materially harmed.” Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Likewise, if Moderna or any of our other significant customers were to reduce or cease their use of our services, then our revenue, cash position, and results of operations may be materially adversely impacted. Further, if any of our significant customers were to stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We currently derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to Natera. We do not expect to have a long-term commercial relationship with Natera beyond 2025 and, if we are unable to grow our customer base and diversify our revenue concentration, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.*

In February 2021, we entered into a partnership in the field of personalized oncology with Natera, pairing our NeXT tumor profiling and diagnostic services and products with Natera’s personalized ctDNA test Signatera™ for treatment monitoring and MRD assessment. Under this non-exclusive agreement, Natera is responsible for validating the design of, and commercialization of, Signatera personalized ctDNA assays using matched tumor and normal exome sequence data from us. The agreement covers MRD testing for both clinical use and research use. Since that time, Natera’s sample volumes have increased such that we currently derive a significant portion of our revenue from sales of our DNA sequencing and data analysis services to Natera under our agreement. For example, revenue under our agreement with Natera accounted for 38% of our total revenue for the six months ended June 30, 2024 and only 13% of our total revenue for the six months ended June 30, 2025. In December 2024, we amended our agreement with Natera to extend minimum volume commitments through the second quarter of 2025. We do not expect to have a long-term commercial relationship with Natera beyond 2025, as we are aware that Natera plans to bring such services in-house in lieu of purchasing such services from us. We are also aware of at least one third party supplier of DNA sequencing and analysis services, such that Natera has elected, and may continue to elect in the future, to send a portion (or all) of its samples to its other supplier(s) instead of us, which it is not contractually prohibited from doing, given the non-exclusive nature of our agreement. Our agreement with Natera requires us to achieve certain quality and turnaround time metrics for Natera samples. Recently, the volumes of samples sent to us by Natera have fluctuated significantly and may continue to do so for the remainder of the term of the agreement, which could cause us to experience difficulty in achieving such metrics from time to time, or to meet our other obligations under our agreement.

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

Our Fremont facility expanded our laboratory capacity and, in order to execute our business model, we will need to make additional investments to further scale our infrastructure, including purchases of additional equipment and applications, some of which can take several months or more to procure, setup, and validate, or increases to our software and computing capacity. There is no assurance that any of these increases in scale, equipment, software, and computing capacities, or process enhancements will be successfully implemented. In addition, we have experienced, and expect to continue to experience, significant fluctuations in the timing of receipt and volume of samples from our customers and collaborators. These fluctuations have in the past adversely impacted, and may in the future adversely impact, our ability to process samples timely and in an efficient fashion, particularly when the sample volume at any given time exceeds our then current capacity.

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

Our operations were previously impacted by the COVID-19 pandemic. For example, the previous shelter-in-place order and health orders negatively impacted productivity, disrupted our business, and slowed research and development activities due to us limiting access to our laboratory space that would otherwise be used by our research and development group, and, to the extent such orders return in similar or more stringent form, they may cause similar effects on our operations. COVID-19 disrupted, and a future health epidemic or pandemic may disrupt in the future, the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Additionally, we use certain consumables in our operations, and we have faced, and may face in the future, difficulties in acquiring such consumables if our suppliers prioritize orders related to a health epidemic or pandemic or if other supply chain issues arise as a result of such a public health crisis. Several of our customers were delayed in sending us samples due to their inability to collect or ship samples during the COVID-19 pandemic, and these and additional customers may be disrupted from collecting samples or sending purchase orders or samples to us in the future in the event of the emergence of another health epidemic or pandemic.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to increase, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including the war between Russia and Ukraine, the state of war between Israel and Hamas that has most recently involved actions by Iran, Israel and the United States and the risk of a larger regional conflict, we, and the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our products and services.

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

As a clinical laboratory, our business practices may face additional scrutiny from government regulatory agencies and authorities such as the Department of Justice, the U.S. Department of Health and Human Services (“HHS”) Office of Inspector General (the “OIG”), and CMS. Certain arrangements between clinical laboratories and referring physicians have been identified in fraud alerts issued by the OIG as implicating the Anti-Kickback Statute. The OIG has stated that it is particularly concerned about these types of arrangements because the choice of laboratory, as well as the decision to order laboratory tests, typically are made or strongly influenced by the physician, with little or no input from patients. Moreover, the provision of payments or other items of value by a clinical laboratory to a referral source could be prohibited under the Stark Law unless the arrangement meets all criteria of an applicable exception. The government has been active in enforcement of these laws as they apply to clinical laboratories.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Further on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain until 2032 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”) repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates, and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the APMs, and the Merit-based Incentive Payment System. Under both APMs and MIPS, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments.

In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. CMS will use this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare reimbursement rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. Reporting of payment data under PAMA for clinical diagnostic laboratory tests has been delayed on numerous occasions. Beginning on January 1, 2018, CMS has begun using reported private payor pricing to periodically revise payment rates under the CLFS. Based on current law, between January 1, 2025 and June 30, 2025, applicable laboratories were required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2025 to 2027 Clinical Laboratory Fee Schedule rates. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is still too early to predict the full impact on reimbursement for our current tests or those in development.

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

Changes in tax laws or regulations could adversely affect our business and financial condition.*

On December 22, 2017, comprehensive tax legislation (the “Tax Cuts and Jobs Act”) was signed into law that significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, on March 27, 2020, the CARES Act was enacted, which includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the Tax Cuts and Jobs Act. On December 27, 2020, the Consolidated Appropriations Act, a coronavirus relief package that extended and expanded various tax provisions, was signed into law. The IRA 2022 includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Additionally, on July 4, 2025, the OBBBA was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, the CARES Act, the OBBBA or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, IRA 2022, the OBBBA or any newly enacted federal tax legislation.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts. *

We are subject to taxation in numerous U.S. states and territories, as well as various non-U.S. jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each jurisdiction. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the Tax Cuts and Jobs Act, the CARES Act, and the OBBBA, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. The foregoing items could increase our future tax expense, change our future intentions regarding reinvestment of foreign earnings, and could have a material adverse effect on our business, financial condition and results of operations. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

The exit of the U.K. from the EU could lead to further regulatory divergence and require us to incur additional expenses in order to develop, manufacture, and commercialize our products and services. *

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the U.K. and the EU, the U.K. was subject to a transition period until December 31, 2020 during which EU rules continued to apply. The U.K. and the EU have signed the EU-U.K. Trade and Cooperation Agreement which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the U.K. and EU's relationship will operate in the future. However, there are still many uncertainties. On May 26, 2022, the IVDR entered into application in the EU. However, the IVDR is not applicable in the U.K. In the U.K., IVDs are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which retains a regulatory framework similar to the framework set out by the IVDD. As a result, there is currently some regulatory divergence in the U.K. from the EU in light of the fact that the CE marking process is set out in EU law, which no longer applies in the U.K. However in July 2025 the U.K. government announced its intention to amend the UK MDR 2002 to incorporate European Union Common Specifications for high-risk IVDs. The U.K. has devised a new route to market culminating in a U.K. Conformity Assessed mark to replace the CE Mark for placing IVDs on the market in Great Britain (“G.B.”). Northern Ireland will, however, continue to be covered by the regulations governing CE Marks (a CE Mark or a CE Mark and UKNI Mark will be required to place products on the Northern Ireland market). The EU legal framework, including the IVDR, remains applicable in Northern Ireland (any products placed on the market in the Northern Ireland must be compliant with EU law). However, all medical devices and IVDs must be registered with the MHRA, in order to be placed on the G.B. market.

The U.K. Government has introduced legislation permitting EU CE Marks to continue to be recognized in G.B. for medical devices. The duration of such recognition depends on the EU regulatory framework on the basis of which the medical devices were previously CE marked. The risk classification of the devices also has an impact if they were CE marked in accordance with the IVDD. In early 2024, the U.K. government put into place legislation establishing reinforced post-market surveillance requirements. Such new regulations, The Medical Devices (Post-market Surveillance Requirements) (Amendment) (Great Britain) Regulations 2024, amend the UK MDR 2022 by inserting further post-market surveillance requirements. The nature of any new regulation in the U.K. is uncertain, and as such, we may experience delays in obtaining future access to the U.K. and other European markets. The U.K.’s departure from the EU has also impacted customs regulations and impacted timing and ease of shipments into the EU from the U.K.

The UK government has recently amended the MDR 2002 to extend the recognition of CE marked medical devices in Great Britain. The amendments provide that CE marks will cease to be recognized in Great Britain on June 30, 2030, at the latest. Shorter deadlines may apply depending on the regulatory framework on the basis of which the CE mark is affixed and the classification of the medical devices. In addition, CE marks may cease to have affect before the deadlines established in the amended UK MDR – if CE Certificates of Conformity expire, or if related application of EU law renders the CE Certificates of Conformity invalid at an earlier date. Accordingly, IVDs CE marked in accordance with the IVDD can be placed on the Great Britain market until May 26, 2025 if they are list A, list B, or self-testing IVDs or until June 30, 2030 if they are General IVDs which were self-assessed under the IVDD, for which the EU Declaration of Conformity was issued in accordance with the IVDD prior to May 26, 2022, and for which the conformity assessment under Regulation 217/746 on IVDs (IVDR) will require the involvement of a notified body. IVDs CE marked in accordance with the IVDR can be placed on the Great Britain market until June 30, 2030. In addition, the MHRA also announced in 2025 that it would consult, starting later in 2025, on indefinite recognition of CE-marked medical devices in the U.K. and the introduction of new, international reliance routes based on approvals in Australia, Canada, and the U.S.

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

Patent terms may be inadequate to protect our competitive position for an adequate amount of time. *

Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies, products, and services are obtained, once the patent life has expired, we may be open to competition from competitive products or services. Our issued patents will expire on dates ranging from 2033 to 2042, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2045. In addition, although upon issuance in the U.S., a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our technologies, products and services, our competitive position, business, financial condition, results of operations, and prospects will be adversely affected.

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

Financial and Market Risks and Risks Related to Owning Our Common Stock

Our inability to raise additional capital on acceptable terms in the future may limit our ability to continue to operate our business and further expand our operations. *

We may seek to raise additional capital through equity offerings, debt financings, collaborations, or licensing arrangements to continue executing on our long-term business plan. Additional funding may not be available to us on acceptable terms, or at all.

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

If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or sales and marketing initiatives. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruption to and volatility in the credit and financial markets in the U.S. and worldwide resulting from macroeconomic conditions, actual or perceived changes in interest rates and inflation, geopolitical conflicts (including the Russia-Ukraine war, the state of war between Israel and Hamas that has most recently involved actions by Iran, Israel and the United States, and the risk of a larger regional conflict). In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to us. While we believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months, rising costs and interest rates due to inflation or other economic conditions may cause our capital expenditures and operating expenses to increase more than expected, and we cannot assure you that we will generate sufficient revenue from commercial sales to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional funding on acceptable terms, or at all, or if we consume our existing capital more quickly than expected, it could negatively impact our ability to retain and attract employees and our competitive position, business, financial condition, results of operations, and prospects will be adversely affected.

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

Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine and the two countries are now at war. In addition, in October 2023, Hamas attacked Israel which provoked a state of war that has most recently involved actions by Iran, Israel and the United States, and there is now a larger regional conflict. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could continue to affect, and potentially materially adversely affect, global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the U.S that we believe are of high quality. Cash held in these accounts often exceed the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. As noted above, the FDIC took control of SVB, Signature Bank, Silvergate Capital Corp and First Republic Bank in the first half of 2023. While we did have an account at SVB, we were able to recover all of our deposits when the FDIC stepped in and allowed us to transfer funds held at SVB to another bank without incurring any losses. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Insiders or holders of greater than five percent of our outstanding common stock may exercise significant control over our company and will be able to influence corporate matters.

Our directors, executive officers and their affiliates, and holders of greater than five percent of our outstanding common stock, if they were to act together, would be able to exercise significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock and may not be in the best interests of our other stockholders. In November 2023, we entered into the Tempus Agreement (see Note 8, Related Party Transactions, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information), pursuant to which, Tempus agreed to certain voting commitments that require Tempus to vote the shares it acquired from exercising its warrants for our common stock in accordance with the recommendations of the majority of our board of directors with respect to director nominations for any meeting of our stockholders occurring on or before December 31, 2025, as well as various compensation-related matters. These voting commitments terminate when the parties’ exclusivity obligations expire or terminate under the Tempus Agreement. In addition, in December 2024, we entered into an Investment Agreement with Merck (see Note 8, Related Party Transactions, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information), pursuant to which Merck agreed to certain voting commitments that require Merck to vote, subject to specified exceptions, any shares of our common stock that Merck owns in accordance with the recommendations of our board of directors. Such voting commitments generally apply to director nominations for any meeting of our stockholders, amendments to our charter to increase the authorized shares of our common stock, various compensation-related matters, and ratification of our auditors. These voting commitments terminate upon the earlier of the second anniversary of the date of the investment agreement with Merck and the first time that Merck and its affiliates no longer own at least 50% of our shares owned by Merck immediately following the date of the investment agreement with Merck.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, particularly in the event we no longer qualify as a “smaller reporting company” as defined in the Exchange Act. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may be required to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	6/24/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38943	3.1	10/31/2022
10.1#*	Personalis, Inc. 2020 Inducement Plan, as amended.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

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

Date: August 5, 2025	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)