Form 10-Q
period 2025-09-30
Personalis, Inc.
filed 2025-11-04
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of registrant’s Common Stock outstanding as of October 28, 2025 was 88,804,348.

PERSONALIS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2025

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
•
future reimbursement and reimbursement rulings and the timing thereof;
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
•
our future business with the U.S. Department of Veterans Affairs' Million Veteran Program, Natera, Inc., ModernaTX, Inc., Merck & Co., Inc., and other collaboration partners and customers;
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
•
We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we derive a substantial portion of our revenue from Moderna, and in the past have derived a substantial portion of our revenue from two other large customers.
•
Building our clinical laboratory business is subject to a number of reimbursement challenges and we may not be able to establish the medical necessity of our tests for coverage or reimbursement rates that cover our costs.
•
We are pursuing a partner-centric strategy and have key relationships with Tempus, Myriad Genetics, Inc., Moderna, and Merck, among others. These and any other partnering and/or collaboration agreements that we have entered into or may enter into in the future may not be successful, or may terminate, which could adversely impact our business or affect our ability to develop and commercialize our services and products.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and par value data)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$49,973	$91,415
Short-term investments	100,542	93,594
Accounts receivable, net (1)	14,376	8,140
Inventory and other deferred costs	4,656	5,939
Prepaid expenses and other current assets	4,855	3,927
Total current assets	174,402	203,015
Property and equipment, net	47,003	48,274
Operating lease right-of-use assets	15,249	16,453
Other long-term assets	6,185	2,526
Total assets	$242,839	$270,268
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (2)	$11,147	$6,397
Accrued and other current liabilities (2)	23,552	21,629
Contract liabilities	1,457	3,100
Total current liabilities	36,156	31,126
Long-term operating lease liabilities	32,658	34,882
Other long-term liabilities (3)	2,610	1,303
Total liabilities	71,424	67,311
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 88,745,366 and 85,171,146 shares issued and outstanding, respectively	9	9
Additional paid-in capital	778,772	752,961
Accumulated other comprehensive income (loss)	82	(23)
Accumulated deficit	(607,448)	(549,990)
Total stockholders’ equity	171,415	202,957
Total liabilities and stockholders’ equity	$242,839	$270,268

(1) Includes related party accounts receivable of $2.6 million and $2.5 million as of September 30, 2025 and December 31, 2024, respectively.

(2) Includes related party liabilities of $4.6 million and $1.7 million as of September 30, 2025 and December 31, 2024, respectively.

(3) Includes related party liabilities of $1.1 million and $1.2 million as of September 30, 2025 and December 31, 2024, respectively.

.

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue (1)	$14,495	$25,709	$52,303	$67,814
Costs and expenses
Cost of revenue	12,581	16,964	38,426	45,539
Research and development	12,171	11,683	37,192	37,411
Selling, general and administrative (2)	13,034	11,444	39,476	35,019
Total costs and expenses	37,786	40,091	115,094	117,969
Loss from operations	(23,291)	(14,382)	(62,791)	(50,155)
Interest income	1,680	1,384	5,585	3,879
Interest expense	(64)	(7)	(140)	(25)
Other income (expense), net (3)	26	(26,081)	(100)	(18,544)
Loss before income taxes	(21,649)	(39,086)	(57,446)	(64,845)
Provision for income taxes	3	3	12	14
Net loss	$(21,652)	$(39,089)	$(57,458)	$(64,859)
Net loss per share, basic and diluted	$(0.24)	$(0.64)	$(0.65)	$(1.19)
Weighted-average shares outstanding, basic and diluted	88,699,131	61,051,350	88,226,838	54,708,205

(1) Includes related party revenue of $1.1 million and $3.5 million for the three and nine months ended September 30, 2025, respectively.

(2) Includes related party sales and marketing expenses of $1.2 million and $2.7 million for the three and nine months ended September 30, 2025, respectively.

(3) Includes related party other expense of $26.0 million and $18.3 million in connection with the change in fair value of Tempus Warrants for the three and nine months ended September 30, 2024, respectively.

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(21,652)	$(39,089)	$(57,458)	$(64,859)
Other comprehensive income (loss), net of tax
Changes in foreign currency translation adjustments:
Change during period	(33)	61	66	34
Reclassification of adjustments to net loss due to dissolution of Personalis (Shanghai) Ltd	—	—	—	199
Net changes in foreign currency translation adjustments	(33)	61	66	233
Change in unrealized gain on available-for-sale debt securities	95	146	39	76
Comprehensive loss	$(21,590)	$(38,882)	$(57,353)	$(64,550)

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended September 30, 2025 and 2024

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—June 30, 2025	88,649,766	$9	$776,596	$20	$(585,796)	$190,829
Proceeds from exercise of stock options	40,094	—	94	—	—	94
Restricted stock units vested	55,506	—	—	—	—	—
Stock-based compensation	—	—	2,082	—	—	2,082
Foreign currency translation adjustment	—	—	—	(33)	—	(33)
Unrealized gain on available-for-sale debt securities	—	—	—	95	—	95
Net loss	—	—	—	—	(21,652)	(21,652)
Balance—September 30, 2025	88,745,366	$9	$778,772	$82	$(607,448)	$171,415

Balance—June 30, 2024	53,052,847	$5	$606,863	$(120)	$(494,476)	$112,272
Exercise of Tempus Warrants	9,218,800	1	46,738	—	—	46,739
Proceeds from sale of common stock under Tempus Investment Agreement, net of issuance costs	3,500,000	—	16,605	—	—	16,605
Proceeds from sales of common stock under ATM facility, net of commissions	4,760,588	1	27,235	—	—	27,236
Proceeds from exercise of stock options	46,471	—	114	—	—	114
Restricted stock units vested	59,484	—	—	—	—	—
Stock-based compensation	—	—	2,677	—	—	2,677
Foreign currency translation adjustment	—	—	—	61	—	61
Unrealized gain on available-for-sale debt securities	—	—	—	146	—	146
Net loss	—	—	—	—	(39,089)	(39,089)
Balance—September 30, 2024	70,638,190	$7	$700,232	$87	$(533,565)	$166,761

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2024	85,171,146	$9	$752,961	$(23)	$(549,990)	$202,957
Proceeds from sales of common stock under ATM facility, net of commissions	3,064,152	—	17,782	—	—	17,782
Proceeds from ESPP	193,738	—	624	—	—	624
Restricted stock units vested	197,819	—	—	—	—	—
Proceeds from exercise of stock options	118,511	—	274	—	—	274
Stock-based compensation	—	—	7,131	—	—	7,131
Foreign currency translation adjustment	—	—	—	66	—	66
Unrealized gain on available-for-sale debt securities	—	—	—	39	—	39
Net loss	—	—	—	—	(57,458)	(57,458)
Balance—September 30, 2025	88,745,366	$9	$778,772	$82	$(607,448)	$171,415

Balance—December 31, 2023	50,480,694	$5	$598,364	$(222)	$(468,706)	$129,441
Exercise of Tempus Warrants	9,218,800	1	46,738			46,739
Proceeds from sale of common stock under Tempus Investment Agreement, net of issuance costs	3,500,000	—	16,605			16,605
Proceeds from sales of common stock under ATM facility, net of commissions	6,660,731	1	30,077	—	—	30,078
Proceeds from exercise of stock options	46,471	—	114			114
Proceeds from ESPP	391,415	—	317	—	—	317
Restricted stock units vested	340,079	—	—	—	—	—
Stock-based compensation	—	—	8,017	—	—	8,017
Foreign currency translation adjustment	—	—	—	233	—	233
Unrealized gain on available-for-sale debt securities	—	—	—	76	—	76
Net loss	—	—	—	—	(64,859)	(64,859)
Balance—September 30, 2024	70,638,190	$7	$700,232	$87	$(533,565)	$166,761

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(57,458)	$(64,859)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	7,131	8,017
Depreciation and amortization	7,584	8,398
Noncash operating lease cost	1,204	1,036
Noncash gain related to liability classified Tempus Warrants	—	18,274
Amortization of discount on short-term investments	(3,146)	(1,826)
Other	(229)	56
Changes in operating assets and liabilities
Accounts receivable (1)	(6,236)	4,255
Inventory and other deferred costs	1,284	1,979
Prepaid expenses and other assets	(1,275)	271
Accounts payable (2)	2,731	(4,135)
Accrued and other current liabilities (2)	524	(3,161)
Contract liabilities	(1,644)	(3,638)
Operating lease liabilities	(3,020)	(2,571)
Other long-term liabilities (2)	(150)	550
Net cash used in operating activities	(52,700)	(37,354)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(156,447)	(76,769)
Proceeds from maturities of available-for-sale debt securities	152,685	68,000
Purchases of property and equipment	(4,427)	(357)
Proceeds from sales of property and equipment	—	240
Net cash used in investing activities	(8,189)	(8,886)
Cash flows from financing activities:
Proceeds from sales of common stock under ATM facility, net of commissions	17,782	30,079
Proceeds from exercise of Tempus Warrants	—	18,438
Proceeds from sale of common stock under Tempus Investment Agreement	—	17,745
Payment of costs related to Tempus and Merck Investment Agreements	(106)	(800)
Proceeds from loans	2,587	—
Repayments of loans	(1,718)	(822)
Proceeds from issuance of common stock under equity incentive plans	898	431
Net cash provided by financing activities	19,443	65,071
Effect of exchange rates on cash, cash equivalents and restricted cash	4	(15)
Net change in cash, cash equivalents and restricted cash	(41,442)	18,816
Cash, cash equivalents and restricted cash, beginning of period	93,205	58,774
Cash, cash equivalents and restricted cash, end of period	$51,763	$77,590

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$49,973	$75,800
Restricted cash, included in other long-term assets	1,790	1,790
Total cash, cash equivalents and restricted cash	$51,763	$77,590

Supplemental cash flow information:
Acquisition of property and equipment included in accounts payable and accrued liabilities	2,523	1,010
Right-of-use finance lease assets obtained in exchange for finance lease liabilities	3,153	—

(1) Includes a change in related party receivable of $0.1 million for the nine months ended September 30, 2025.

(2) Includes a change in related party liabilities of $2.7 million for the nine months ended September 30, 2025.

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

During the three months ended September 30, 2025, there were no shares of common stock issued and sold under the Amended Sales Agreement. During the nine months ended September 30, 2025, the Company issued and sold 3,064,152 shares of its common stock under the Amended Sales Agreement at a weighted-average price of $5.89 per share and received $17.8 million in proceeds, net of commissions.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. Historically, the Company has not experienced significant credit losses from accounts receivable. Multiple customers have provided more than 10% of total revenue in the periods presented, or accounted for more than 10% of accounts receivable at each respective balance sheet date, as follows:

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2025	December 31, 2024
	2025	2024	2025	2024
ModernaTX, Inc.	19%	33%	25%	28%	11%	*
Regeneron Pharmaceuticals	19%	*	*	*	19%	*
Pfizer Inc.	11%	*	*	*	12%	25%
Natera, Inc.	*	20%	10%	31%	*	13%
Merck & Co., Inc.	*	*	*	*	18%	31%
VA MVP	*	17%	15%	11%	*	*

* Less than 10% of revenue or accounts receivable.

Significant Accounting Policies

As of September 30, 2025, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies” in its consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
•
Other includes sales of genomic tests and analytics to universities and non-profits.

The following table presents the Company's revenue disaggregated by customer type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pharma tests and services (1)	$13,137	$15,698	$37,754	$38,707
Enterprise sales	650	5,264	5,430	21,194
Population sequencing	234	4,431	7,755	7,211
Clinical diagnostic	384	271	1,161	583
Other	90	45	203	119
Total revenue	$14,495	$25,709	$52,303	$67,814

(1) Includes related party revenue of $1.1 million and $3.5 million for the three and nine months ended September 30, 2025,respectively.

Contract Assets and Liabilities

The opening and closing balances of receivables and contract liabilities from contracts with customers are shown below (in thousands). Contract assets were immaterial for all periods presented.

	September 30, 2025	December 31, 2024
Opening balances:
Accounts receivable, net	$8,140	$17,730

Short-term contract liabilities	$3,100	$3,288
Long-term contract liabilities (included in other long-term liabilities)	—	3,928
Total contract liabilities	$3,100	$7,216

Closing balances:
Accounts receivable, net	$14,376	$8,140

Short-term contract liabilities	1,457	3,100
Total contract liabilities	$1,457	$3,100

Remaining Performance Obligations

Amounts collected in advance of services being provided are deferred as contract liabilities in the consolidated balance sheets. The associated revenue is recognized, and the contract liability is reduced, as the services are subsequently performed. Remaining performance obligations are comprised mainly of contract liabilities, and to a lesser extent, non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the financial statements. As of September 30, 2025, the amount related to unfulfilled services under contracts with an original expected duration of more than one year was immaterial. Revenue recognized that was included in the contract liability balance at the beginning of each reporting period was $0.4 million and $1.9 million for the three and nine months ended September 30, 2025, and was $1.3 million and $4.1 million for the three and nine months ended September 30, 2024, respectively.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$3,729	$3,976
Other deferred costs	927	1,963
Total inventory and other deferred costs	$4,656	$5,939

Property and equipment. Depreciation and amortization expense for the three months ended September 30, 2025 and 2024 was $2.4 million and $2.8 million, and was $7.5 million and $8.4 million for the nine months ended September 30, 2025 and 2024, respectively. Accumulated depreciation and amortization was $53.3 million and $46.0 million as of September 30, 2025 and December 31, 2024, respectively.

Restricted cash. The Company’s restricted cash is pledged as collateral for a standby letter of credit related to a property lease. The balance of restricted cash was $1.8 million as of September 30, 2025 and December 31, 2024, and is included in other long-term assets.

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation	$6,807	$8,544
Operating lease liabilities	6,900	7,696
Loans—current portion (Note 6)	1,473	1,669
Market Development Fees received from Tempus (Note 8)	3,500	1,400
Employee ESPP contributions	737	301
Other current liabilities	4,135	2,019
Total accrued and other current liabilities	$23,552	$21,629

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$2,552	$—	$—	$2,552
Money market funds	14,118	—	—	14,118	Level 1
Commercial paper	33,308	—	(5)	33,303	Level 2
Total cash and cash equivalents	49,978	—	(5)	49,973
Short-term investments:
Commercial paper	15,420	1	(2)	15,419	Level 2
U.S. agency securities	919	—	—	919	Level 2
U.S. government securities	84,136	72	(4)	84,204	Level 2
Total short-term investments	100,475	73	(6)	100,542
Total assets measured at fair value	$150,453	$73	$(11)	$150,515

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$1,152	$—	$—	$1,152
Money market funds	44,524	—	—	44,524	Level 1
Commercial paper	39,291	—	(6)	39,285	Level 2
U.S. agency securities	6,453	1	—	6,454	Level 2
Total cash and cash equivalents	91,420	1	(6)	91,415
Short-term investments:
Commercial paper	8,697	1	(1)	8,697	Level 2
Corporate debt securities	498	—	—	498	Level 2
U.S. agency securities	2,330	—	—	2,330	Level 2
U.S. government securities	82,042	33	(6)	82,069	Level 2
Total short-term investments	93,567	34	(7)	93,594
Total assets measured at fair value	$184,987	$35	$(13)	$185,009

The amortized costs and fair value of marketable debt securities (excluding cash and money market funds) by contractual maturity, at September 30, 2025 are as follows (in thousands):

	September 30, 2025
	Amortized Cost	Fair Value
Less than 1 year	$124,825	$124,883
1 to 5 years	8,958	8,962
Total	$133,783	$133,845

Unrealized losses have not been recognized as losses in the consolidated statements of operations as the Company neither intends to sell, nor anticipates that it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis. The declines in fair value are due primarily to changes in market interest rates, rather than credit losses.

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

	August 16, 2024 Exercise Date	As of June 30, 2024	As of March 31, 2024

Expected term (in years)	—-	0.50 - 1.50	0.75 - 1.75
Volatility	—-	79.67% - 99.80%	103.9 - 106.3%
Risk-free interest rate	—-	4.90% - 5.33%	4.70 - 5.21%
Dividend yield	—-	–%	–%
Total fair value of Tempus Warrants (in thousands)	$28,302	$2,288	$5,262

The following table sets forth a summary of the changes in fair value of the Tempus Warrants, which are classified as Level 3 financial instruments (in thousands):

Warrant Liabilities	Three months ended September 30, 2024	Nine months ended September 30, 2024
Beginning balance	$2,288	$10,027
Change in fair value—recognized as loss within Other income (expense), net in the consolidated statements of operations	26,014	18,275
Derecognition of warrant liabilities due to exercise in full	(28,302)	(28,302)
Ending balance	$-	$-

Note 6. Loans

Amounts outstanding under loans are as follows (in thousands):

	September 30, 2025	December 31, 2024
Principal	$2,451	$1,772
Less: unamortized discount	(135)	—
Total carrying amount	2,316	1,772
Less: current portion (included in accrued and other current liabilities)	(1,473)	(1,669)
Long-term portion (included in other long-term liabilities)	$843	$103

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

The total initial present value of the January 2025 Agreement was $2.6 million. The discount of $0.2 million is being recognized as interest expense in the consolidated statements of operations over the life of the payment agreement. The first repayment of $0.7 million was billed in March 2025 and paid in April 2025. Interest expense for the three and nine months ended September 30, 2025 was immaterial.

Lab Equipment Loan

In November 2023, the Company purchased lab equipment from one of its main vendors for $3.4 million. Extended payment terms were provided to the Company through a financial solutions partner of the vendor. Terms included a 30% down payment and 24 equal monthly payments for the remaining balance, with such monthly payments commencing in January 2024 and the last payment due in January 2026, and no interest or financing charges. Title for the lab equipment transferred immediately upon delivery to the Company. The financial solutions partner retains a security interest until payoff is complete at the end of 2025. The purchase price for the lab equipment was equal to the cash price and thus the impact of imputing interest would have been de minimis. Repayments during the three months ended September 30, 2025 and 2024 were $0.4 million and $0.3 million, respectively, and were $1.0 million and $0.8 million during the nine months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025, operating leases had a weighted-average remaining lease term of 9.5 years and a weighted-average discount rate of 10.6%. Discount rates are based on estimates of the Company's incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of September 30, 2025 were as follows (in thousands):

Amount
2025 (remaining three months)	$1,832
2026	7,230
2027	7,189
2028	5,215
2029	5,371
2030 and thereafter	37,426
Total future minimum lease payments	64,263
Less: imputed interest	(24,705)
Present value of future minimum lease payments	39,558
Less: current portion of operating lease liability (included in accrued and other current liabilities)	(6,900)
Long-term operating lease liabilities	$32,658

Cash paid for operating lease liabilities, included in cash flows from operating activities in the consolidated statements of cash flows, for the nine months ended September 30, 2025 and 2024, was $6.2 million and $6.1 million, respectively.

Components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease cost
Operating lease cost	$1,460	$1,503	$4,409	$4,535
Short-term lease cost	1	1	3	197
Variable lease cost	537	513	1,444	1,539
Total lease cost	$1,998	$2,017	$5,856	$6,271

In September 2025, the Company entered into an agreement to lease lab equipment for 36 months with 33 monthly payments of $71,479, commencing in January 2026. The Company classified this lease as a finance lease as the agreement contains an early buyout option which the Company is reasonably certain to exercise. Pursuant to the early buyout option, the Company can purchase the equipment and simultaneously terminate the agreement by paying the purchase price of $2.1 million in January 2026. The purchase price was recognized as part of right-of-use ("ROU") finance lease assets and finance lease liabilities. As of September 30, 2025, finance lease ROU assets and ROU liabilities were $3.3 million and $3.2 million, respectively. As of December 31, 2024, the Company had no finance leases. Finance lease ROU assets are classified as long-term assets and are reported within the other long-term assets line in the consolidated balance sheets. Finance lease ROU liabilities with payments due within one year are classified as short-term liabilities and reported within the accrued and other current liabilities line in the consolidated balance sheets. Finance lease ROU liabilities with payments due beyond one year are classified as long-term liabilities and reported with the other long-term liabilities line in the consolidated balance sheets.

Note 8. Related Party Transactions

The Company determined that Tempus and Merck & Co., Inc. (“Merck”) are related parties because they own more than 10% of the Company's common stock.

Tempus

Tempus acquired its ownership stake in August 2024 by exercising the Tempus Warrants and purchasing additional shares under the Investment Agreement (defined below).

Overview of Tempus Agreement

In November 2023, the Company entered into a Commercialization and Reference Laboratory Agreement (as amended by Amendment No. 1, dated August 16, 2024, Amendment No. 2, dated September 20, 2024, Amendment No. 3, dated December 13, 2024, Amendment No. 4, dated July 8, 2025 and Amendment No. 5, dated September 11, 2025, collectively, the “Tempus Agreement”) with Tempus pursuant to which Tempus markets the Company's NeXT Personal Dx test in the United States. The Company performs tests ordered by patients through Tempus and the Company bills the patients or payors. The Company compensates Tempus for orders obtained and results delivered on a per-test basis. The term of the Tempus Agreement is six years, which may be extended for successive one-year terms. Either party may terminate the Tempus Agreement for convenience upon 30 months' prior written notice.

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

The Tempus Agreement also granted Tempus access to initial and longitudinal genomic data derived from performance of the tests and Tempus will have the right to use such data. If Tempus licenses such data to a third party and Tempus recognizes revenue from such license, Tempus will pay the Company a percentage of its gross revenues attributable to such license that is in the range of 10% to 20%. Such revenue share shall be payable during the term of the agreement and for 10 years thereafter. There was no revenue share recognized during the three and nine months ended September 30, 2025.

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

In September 2025, the Company and Tempus entered into an amendment to the Tempus Agreement, pursuant to which the existing standstill was amended to allow Tempus to acquire shares of the Company's common stock in open market purchases as long as Tempus's beneficial ownership of the Company's common stock does not exceed 19.99%.

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

The Tempus Warrants included a provision under which the total number of shares issuable upon settlement were subject to adjustment, which caused the Tempus Warrants to be classified as liability instruments while outstanding and subject to remeasurement at each balance sheet date, with changes in fair value recognized as other income (expense), net in the consolidated statements of operations. Fair values of the warrants were estimated using the Black-Scholes option-pricing model. See Note 5, Fair Value Measurements for discussion of inputs used in the measurements of the Tempus Warrants and the resulting noncash loss recognized in the consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company recognized noncash losses of $26.0 million and $18.3 million, respectively, for the change in fair value of the Tempus Warrants.

Investment Agreement with Tempus

In August 2024, the Company entered into an investment agreement (the "Tempus Investment Agreement") with Tempus under which the Company issued and sold 3,500,000 shares of common stock at a price per share of $5.07 and received $17.7 million of cash from the sale of the shares.

Impact of Tempus Agreement on the Financial Statements

The Market Development Fee for the second milestone is recorded as a liability when received and offset against promotional fees as they are paid by the Company to Tempus. As of September 30, 2025, all of the $6.0 million Market Development Fee for the second milestone has been received.

Amounts of transactions with Tempus during each income statement period presented, along with amounts due from or to Tempus as of each balance sheet date, are as follows (in thousands):

	Income Statement
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Orders and results delivery fees and net promotional fees — Selling, general and administrative expenses	$1,208	$2,718

	Balance Sheet
	September 30, 2025	December 31, 2024
Accrued and other current liabilities:
Unamortized Market Development Fees	$3,500	$1,400
Accrued payable to Tempus	1,114	345
Total accrued and other current liabilities	$4,614	$1,745

Other long-term liabilities:
Unamortized Market Development Fees	$1,050	$1,200
Total other long-term liabilities	$1,050	$1,200

Merck Sharp & Dohme LLC

Investment Agreement with Merck

On December 19, 2024, the Company entered into an investment agreement (the "Merck Investment Agreement") with Merck under which the Company issued and sold 14,044,943 shares of common stock at a price per share of $3.56, representing the last reported closing price of the common stock. The Company received $50.0 million of cash from the sale of the shares and incurred $0.3 million of issuance costs directly related to the sale. Pursuant to the terms of the Merck Investment Agreement, the Company agreed to reserve $10.0 million of the proceeds to open an ISO-certified laboratory in a region outside of the United States, with such region mutually agreed upon by the Company and Merck. This cash was not legally restricted under the Merck Investment Agreement and therefore included in cash and cash equivalents as of September 30, 2025 and December 31, 2024.

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

During the three and nine months ended September 30, 2025, the Company invoiced $1.0 million and $3.3 million, respectively, pursuant to the terms of the Master Agreement and recorded as revenue in its consolidated statement of operations. As of each of September 30, 2025 and December 31, 2024, $2.5 million was outstanding as a receivable from Merck and included in accounts receivable in the consolidated balance sheets.

Note 9. Stock-Based Compensation

Shares of common stock reserved for issuance under the Company’s equity incentive plans were as follows:

September 30, 2025
Outstanding stock awards	13,873,027
Reserved for future award grants	4,559,667
Reserved for future ESPP	306,323
Total common stock reserved for stock awards	18,739,017

Service-Based Stock Option Activity

A summary of the Company’s service-based stock option activity (excluding performance-based stock option activity, which is presented separately below) for the nine months ended September 30, 2025 is as follows:

	Outstanding Service-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2024	8,607,718	$5.07	7.64	$21,949
Options granted	4,617,500	4.11
Options exercised	(118,511)	2.32
Options forfeited or expired	(304,948)	6.54
Balance—September 30, 2025	12,801,759	$4.71	7.85	$37,105
Options vested and exercisable as of September 30, 2025	6,602,404	$5.79	6.68	$18,792

The weighted-average grant date fair value of options granted was $4.47 and $3.55 per share for the three months ended September 30, 2025 and 2024 and $3.01 and $1.49 per share for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the unrecognized stock-based compensation cost of unvested options was $14.8 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Valuation of Service-Based Stock Options

The Company estimated the fair value of service-based stock options using the Black-Scholes option-pricing model. Fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service periods of the awards. Fair value of stock options was estimated using the following range of assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years)	6.02 - 6.08	5.77 - 6.08	5.50 - 6.08	5.50 - 6.08
Volatility	89.54 - 90.15%	82.57 - 83.59%	83.72 - 90.15%	72.61 - 83.59%
Risk-free interest rate	3.70 - 4.16%	3.48 - 4.15%	3.70 - 4.50%	3.48 - 4.65%
Dividend yield	–%	–%	–%	–%

Performance-Based Stock Option Activity

During 2024, the Company granted performance-based stock options ("PSOs") to the executive leadership team. Vesting of the PSOs is based upon attainment of certain Medicare reimbursement coverages by the end of 2025 and subject to continuous service by the executives. Fair value was estimated using the Black-Scholes option-pricing model. Total grant-date fair value of the PSOs was $0.3 million. As of September 30, 2025, the unrecognized stock-based compensation cost of unvested PSOs was immaterial.

A summary of the Company's performance-based stock option activity for the nine months ended September 30, 2025 is as follows:

	Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2024	271,500	$1.61	9.20	$1,133
Balance—September 30, 2025	271,500	$1.61	8.45	$1,334
Options vested and exercisable as of September 30, 2025	—	—	—	—

Restricted Stock Units ("RSU") Activity and Valuation

A summary of the Company’s RSU activity for the nine months ended September 30, 2025 is as follows:

	Unvested Service-Based Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2024	433,484	$6.34	$2,506
RSUs vested	(197,819)	9.46	1,023
RSUs forfeited	(10,897)	5.88
Balance—September 30, 2025	224,768	$3.61	$1,465

As of September 30, 2025, the unrecognized stock-based compensation cost of unvested RSUs was $0.5 million, which is expected to be recognized over a weighted-average period of 1.0 year.

Performance-Based RSU Activity

In March 2025, the Company granted performance-based RSUs ("PSUs") to the executive leadership team. A percentage of the number of RSUs will vest based upon achieving the Company's operational target as of the end of 2026, and subject to continuous service by the executives throughout March 2028. Fifty percent of the aggregate number of achieved PSUs (if any) will vest upon certification in March 2027, with the remaining fifty percent vesting in March 2028. The total grant-date fair value of the PSUs was $2.1 million. As of September 30, 2025, the Company no longer considered the achievement of the operational target to be probable. Accordingly, the Company reversed previously recognized stock-based compensation expense and no stock-based compensation cost was recognized for the nine months ended September 30, 2025.

A summary of the Company's PSUs activity for the nine months ended September 30, 2025 is as follows:

	Unvested Performance-Based Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2024	—	$—	$—
PSUs granted	575,000	3.63
Balance—September 30, 2025	575,000	$3.63	$3,749

ESPP Activity and Valuation

During the nine months ended September 30, 2025 and 2024, 193,738 and 391,415 shares of common stock were purchased under the Employee Stock Purchase Plan ("ESPP"), respectively. The fair value of stock purchase rights granted under the ESPP was estimated using the following range of assumptions:

	Three and Nine Months Ended September 30,
	2025	2024
Expected term (in years)	0.5	0.5
Volatility	92.85%	61.35%
Risk-free interest rate	4.22%	5.43%
Dividend yield	–%	–%
Fair value	1.59	0.51

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service-based stock options	$1,956	$1,267	$5,066	$3,719
Performance-based stock options	35	36	105	77
Service-based RSUs	202	1,324	1,463	4,056
Performance-based RSUs	(259)	—	—	—
ESPP	148	50	497	165
Total stock-based compensation expense	$2,082	$2,677	$7,131	$8,017

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$156	$156	$537	$463
Research and development	698	1,006	2,512	2,999
Selling, general and administrative	1,228	1,515	4,082	4,555
Total stock-based compensation expense	$2,082	$2,677	$7,131	$8,017

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

The Company attributes revenues to geographic region based on the billing addresses of customers. The following table presents net revenues by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	87%	97%	90%	96%
Others	13%	3%	10%	4%

The following table provides information about reported segment revenue, segment loss, and significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$14,495	$25,709	$52,303	$67,814
Less:
Payroll and related costs	16,528	17,376	52,589	51,391
Lab supplies and outside services	3,664	1,751	10,595	9,202
Facility costs	2,577	2,539	7,329	7,681
Professional services	2,969	1,924	8,341	7,320
Repairs and maintenance	2,441	2,076	6,381	5,926
Change in fair value of the Tempus Warrants	—	26,014	—	18,274
Depreciation and amortization	2,405	2,758	7,523	8,398
Other segment items(a)	7,243	11,744	22,588	28,360
Interest income	(1,680)	(1,384)	(5,585)	(3,879)
Segment and consolidated net loss	$(21,652)	$(39,089)	$(57,458)	$(64,859)

(a) Other segment items included in segment net loss include materials cost related to cost of revenue, marketing expenses, office expenses, foreign currency exchange gain and losses, and other overhead expenses.

Note 11. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of September 30, 2025, the Company was not involved in any material legal proceedings.

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

Note 12. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, the assumed release of outstanding RSUs, the assumed issuance of common stock under the ESPP. The Company incurred net losses in the periods presented, and as a result, potential common shares from stock options, RSUs, ESPP issuances were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(21,652)	$(39,089)	$(57,458)	$(64,859)
Weighted-average common shares outstanding—basic and diluted	88,699,131	61,051,350	88,226,838	54,708,205
Net loss per common share—basic and diluted	$(0.24)	$(0.64)	$(0.65)	$(1.19)

The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	13,073,259	8,918,477	13,073,259	8,918,477
Unvested RSUs	799,768	701,594	799,768	701,594
ESPP	191,736	192,341	191,736	192,341
Total	14,064,763	9,812,412	14,064,763	9,812,412

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

Our work in oncology is underpinned by our experience and capacity for next-generation sequencing at scale. We have the capacity to sequence and analyze over 350 trillion bases of DNA per week in our facility. We believe that our capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases. To date, we have sequenced approximately 552,000 human samples, of which approximately 206,000 were whole human genomes.

Third Quarter 2025 Highlights

Total revenue of $14.5 million decreased $11.2 million, or 44%, during the third quarter of 2025 compared to the third quarter of 2024, primarily due to the expected decline of $4.6 million in revenue from Natera, the expected decrease in population sequencing revenue of $4.2 million, and a decrease in revenue from pharma tests and services, and other customers of $2.5 million.

Key business accomplishments and financial updates in the third quarter of 2025 include:

•
Accelerated Clinical Adoption: Delivered 4,388 clinical tests, demonstrating robust 26% sequential increase over the second quarter of 2025 and a 364% year-over-year growth fueled by increasing physician adoption of the NeXT Personal platform for cancer monitoring
•
Submitted for Medicare Lung Cancer Coverage: Submitted a third dossier for Medicare coverage. The Company has three pending indications and remains confident its evidence will meet the standard for coverage

•
Presented New Lung Cancer Data: Presented positive new data from AstraZeneca's Phase 3 NeoADAURA trial in lung cancer. The findings show NeXT Personal is a strong predictor of patient outcomes and a more sensitive and accurate measure of MRD in the neoadjuvant setting. Data from the LAURA trial was also presented at ESMO that showed NeXT Personal could detect recurrence five months ahead of blinded expert review and NeXT Personal could be utilized for treatment response monitoring in adjuvant lung cancer
•
Launched Prospective Breast Cancer Utility Study: Launched the CATE clinical trial in collaboration with Yale Cancer Center. The study aims to demonstrate the utility of NeXT Personal in guiding treatment decisions for patients with HR+/HER2- breast cancer to prevent metastatic relapse

Components of Operating Results

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
•
Clinical diagnostic includes sales of comprehensive tumor profiling test that is used to help select therapy for a cancer patient and identify potential clinical trials for a patient, and sales of ultra-sensitive, tumor-informed diagnostic tests, ordered by healthcare providers for cancer patients. Revenue in this category is derived from Medicare and private insurance reimbursements. As of September 30, 2025, we have not received Medicare coverage reimbursement for NeXT Personal Dx.
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

Other Income (Expense), Net

Other income (expense), net includes foreign currency exchange gains and losses. Other income (expense), net during the three and nine months ended September 30, 2024 consisted primarily of a noncash loss related to the remeasurement of the warrants issued in connection with our November 2023 agreement with Tempus.

Results of Operations

The following sets forth, for the periods presented, our unaudited consolidated statements of operations and selected financial data (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated Statements of Operations:
Revenue (1)	$14,495	$25,709	$52,303	$67,814
Costs and expenses
Cost of revenue	12,581	16,964	38,426	45,539
Research and development	12,171	11,683	37,192	37,411
Selling, general and administrative (2)	13,034	11,444	39,476	35,019
Total costs and expenses	37,786	40,091	115,094	117,969
Loss from operations	(23,291)	(14,382)	(62,791)	(50,155)
Interest income	1,680	1,384	5,585	3,879
Interest expense	(64)	(7)	(140)	(25)
Other income (expense), net (3)	26	(26,081)	(100)	(18,544)
Loss before income taxes	(21,649)	(39,086)	(57,446)	(64,845)
Provision for income taxes	3	3	12	14
Net loss	$(21,652)	$(39,089)	$(57,458)	$(64,859)
Net loss per share, basic and diluted	$(0.24)	$(0.64)	$(0.65)	$(1.19)
Weighted-average shares outstanding, basic and diluted	88,699,131	61,051,350	88,226,838	54,708,205

(1) Includes related party revenue of $1.1 million and $3.5 million for the three and nine months ended September 30, 2025, respectively.

(2) Includes related party sales and marketing expenses of $1.2 million and $2.7 million for the three and nine months ended September 30, 2025, respectively.

(3) Includes related party other expense of $26.0 million and $18.3 million in connection with the change in fair value of Tempus Warrants for the three and nine months ended September 30, 2024, respectively.

	September 30, 2025	December 31, 2024
Cash and cash equivalents, and short-term investments	$150,515	$185,009
Working capital	138,246	171,889
Total assets (1)	242,839	270,268
Total debt	2,316	1,772
Long-term obligations	35,268	36,185
Total liabilities (2)	71,424	67,311
Total stockholders' equity	171,415	202,957

(1) Includes related party accounts receivable of $2.6 million and $2.5 million as of September 30, 2025 and December 31, 2024, respectively.

(2) Includes related party liabilities of $5.7 million and $2.9 million as of September 30, 2025 and December 31, 2024, respectively.

Revenue

The following table shows revenue by customer type (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024		2025	2024
Pharma tests and services (1)	$13,137	$15,698	(16%)	$37,754	$38,707	(2%)
Enterprise sales	650	5,264	(88%)	5,430	21,194	(74%)
Population sequencing	234	4,431	(95%)	7,755	7,211	8%
Clinical diagnostic	384	271	42%	1,161	583	99%
Other	90	45	100%	203	119	71%
Total revenue	$14,495	$25,709	(44%)	$52,303	$67,814	(23%)

(1) Includes related party revenue of $1.1 million and $3.5 million for the three and nine months ended September 30, 2025, respectively.

The following table shows customers that made up at least 10% of total revenue in at least one of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ModernaTX, Inc.	19%	33%	25%	28%
Regeneron Pharmaceuticals	19%	*	*	*
Pfizer Inc.	11%	*	*	*
Natera, Inc.	*	20%	10%	31%
Merck & Co., Inc.	*	*	*	*
VA MVP	*	17%	15%	11%
* Less than 10% of revenue

Pharma tests and services

The decreases in pharma tests and services revenue in the third quarter of 2025 and the first nine months of 2025 compared to the same periods of 2024 were primarily due to a decrease in the clinical trial samples processed for Moderna in addition to a small decline in selling prices. We expect variability in revenue from pharmaceutical companies in the future due to the timing of their trial enrollments or project schedules.

Enterprise sales

The decreases in revenue from enterprise sales in the third quarter of 2025 and the first nine months of 2025 were mainly due to the expected decrease in the number of samples processed for Natera compared to the same periods of 2024. Our agreement with Natera included minimum volume commitments through the second quarter of 2025 and we do not expect to continue a long-term commercial relationship with Natera beyond this year.

Population sequencing

Revenue recognized each period from population sequencing is impacted by timing of our fulfillment of samples under each annual task order. The decrease in revenue in the third quarter of 2025 compared to the same period of 2024 was due to decreases in the number of samples processed as we fulfilled the annual task order received in September 2024 during the first two quarters of 2025. The increase in revenue in the first nine months of 2025 compared to the same period of 2024 was due to increase in the total number of samples processed.

Our annual task order received from the VA MVP in 2024 was $7.5 million. Our contract with the VA MVP does not include specific testing turnaround times. Therefore, we may modulate the volume of samples processed from the VA MVP to accommodate sample volumes from other customers in order to utilize lab capacity efficiently, which may vary from period to period. In August 2025, we received a new annual task order from the VA MVP with a value of up to $13.5 million that is effective on September 30, 2025.

Clinical diagnostic

Clinical diagnostic revenue is generated from Medicare and private insurance payors. In January 2024, we received a Medicare coverage determination for NeXT Dx, our ultra-comprehensive tumor genomic profiling assay. The increases in clinical diagnostic revenue in the third quarter of 2025 and in the first nine months of 2025 compared to the same periods of 2024 were mainly attributable to an increase in NeXT Dx test volume and NeXT Personal Dx reimbursements received from certain private payors.

Costs and Expenses

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024		2025	2024
Cost of revenue	$12,581	$16,964	(26%)	$38,426	$45,539	(16%)
Research and development	12,171	11,683	4%	37,192	37,411	(1%)
Selling, general and administrative	13,034	11,444	14%	39,476	35,019	13%
Total costs and expenses	$37,786	$40,091	(6%)	$115,094	$117,969	(2%)

Cost of revenue

The decreases in cost of revenue in the third quarter of 2025 and in the first nine months of 2025 were primarily due to lower revenue levels. Cost of revenue decreased at a lesser rate as compared to the corresponding revenue decrease in the third quarter of 2025, primarily due to lower fixed overhead absorption, partially offset by increased clinical diagnostic test costs where the corresponding revenue and reimbursement rates were less than the cost to produce the tests.

Specific components of the decrease in the third quarter of 2025 were a $6.5 million and a $0.3 million decrease in direct material and labor costs, respectively, due to reduced samples processed, and a $0.2 million decrease in depreciation expense, partially offset by a $1.2 million increase in laboratory supplies, a $1.3 million increase in diagnostic test costs and a $0.1 million increase in equipment repairs and maintenance.

Specific components of the decrease in the first nine months of 2025 were a $10.8 million decrease in direct material cost due to reduced samples processed, a $0.6 million decrease in depreciation expenses resulting from capital equipment spend timing and a $0.3 million decrease in facilities costs, partially offset by a $3.1 million increase in diagnostic test costs, a $1.1 million increase in laboratory supplies costs and a $0.4 million increase in equipment repairs and maintenance.

Research and development

The increase in research and development in the third quarter of 2025 compared to the same period of 2024 was primarily due to higher research and development collaboration expenses. The decrease in research and development in the first nine months of 2025 compared to the same period of 2024 was primarily due to timing of internal research and development projects.

Specific components of the increase in the third quarter of 2025 were a $0.1 million increase in lab supplies and a $0.4 million increase in research and development collaboration costs for clinical reimbursement evidence generation.

Specific components of the decrease in the first nine months of 2025 were a $2.0 million decrease in lab supplies utilized, partially offset by a $1.0 million increase in research and development collaboration costs, a $0.4 million increase in repairs and maintenance, a $0.3 million increase in professional service and a $0.1 million increase in personnel costs.

Selling, general and administrative

The increases in selling, general and administrative expenses in the third quarter of 2025 and in the first nine months of 2025 compared to the same periods of 2024 were primarily due to expanded marketing programs related to NeXT Personal Dx.

Specific components of the increase in the third quarter of 2025 were a $0.8 million increase in marketing and marketing related activities such as Tempus' sales & marketing expenses, a $0.7 million increase in professional outside services, a $0.3 million increase in costs for marketing to physicians and a $0.2 million increase in repairs and maintenance, partially offset by a $0.4 million decrease in personnel costs.

Specific components of the increase in the first nine months of 2025 were a $2.6 million increase in marketing and marketing-related expenses such as trade show expenses and Tempus' sales & marketing expenses, a $1.0 million increase in costs for marketing to physicians, a $0.8 million increase in personnel costs, a $0.5 million increase in office expenses and a $0.3 million increase in personnel-related costs, partially offset by a $0.4 million decrease in facilities costs and a $0.3 million decrease in professional service fees.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024		2025	2024
Interest income	$1,680	$1,384	21%	$5,585	$3,879	44%
Interest expense	(64)	(7)	814%	(140)	(25)	460%
Other income (expense), net	26	(26,081)	(100%)	(100)	(18,544)	(99%)

Interest income and interest expense

The increases in interest income in the third quarter of 2025 and the first nine months of 2025 compared to the same periods of 2024 were driven by higher average investment balances, partially offset by decreased yields. Interest expense is the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

Other income (expense), net, in the third quarter of 2025 and the first nine months of 2025, consisted mainly of foreign currency remeasurements. Other income (expense), net in the third quarter of 2024 and the first nine months of 2024 consisted mainly of a $26.0 million and a $18.3 million noncash loss, respectively, recognized as a result of remeasurement of the Tempus Warrants (classified as liability instruments).

Liquidity and Capital Resources

The following table presents selected financial information (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents, and short-term investments	$150,515	$185,009
Contract liabilities	1,457	3,100
Working capital	138,246	171,889

From our inception through September 30, 2025, we have funded our operations primarily from net proceeds from issuance of redeemable convertible preferred stock, issuance of common stock through our initial public offering, follow-on equity offerings and our ATM facility (see Note 2, Summary of Significant Accounting Policies, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information). Additionally, we have funded our operations from Tempus exercising warrants and purchasing additional shares of our common stock under an investment agreement, and Merck & Co., Inc. (“Merck”) purchasing shares of our common stock under an investment agreement (see Note 8, Related Party Transactions, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information), as well as cash from operations and debt financings. As of September 30, 2025, we had cash and cash equivalents of $50.0 million and short-term investments of $100.5 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments, together with cash provided by operating activities, are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our services or other risks described in this Quarterly Report on Form 10-Q, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. We filed a sales agreement prospectus supplement in December 2024, pursuant to which we may offer and sell up to $50.0 million of shares of our common stock through our ATM facility, of which approximately $32.0 million remains available for sale as of September 30, 2025.The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from tariffs, other restrictive trade policies, the current administration’s focus on reducing government research spending and federal cost-cutting initiatives, actual or perceived changes in interest rates and inflation, and other macroeconomic factors. If we are unable to raise additional capital when needed or on favorable terms, our business, results of operations and financial condition would be adversely affected.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

Cash Flows

	Nine Months Ended September 30,
	2025	2024	Change
Net cash used in operating activities	$(52,700)	$(37,354)	$(15,346)	41%
Net cash used in investing activities	(8,189)	(8,886)	697	(8%)
Net cash provided by financing activities	19,443	65,071	(45,628)	(70%)

The increase in cash used in operating activities was primarily due to working capital needs and lower revenue with reduced gross margin.

The decrease in cash used in investing activities was due to a $5.0 million decrease in investment of our cash into short-term investments, partially offset by a $4.3 million increase in capital expenditures.

The decrease in cash provided by financing activities was due to a $12.2 million lower net proceeds from sales of common stock under our ATM facility, a $35.5 million decrease from the proceeds of the Tempus warrant exercise and stock sale and a $0.9 million higher repayments of loans, partially offset by a $2.6 million increase in the loan receipts and $0.4 million higher proceeds from our employee stock purchase program.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of variable costs of revenue, operating expenditures, capital expenditures, property leases, and other spend. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $150.5 million as of September 30, 2025, as well as anticipated cash receipts from customers. To fund our material cash requirements in the short- and long-term, we may also seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

Variable costs of revenue. From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of raw materials, laboratory supplies and consumables to be used in the sequencing of customer samples. However, we generally do not have binding and enforceable purchase orders beyond the short term, and the timing and magnitude of purchase orders beyond such period is difficult to accurately project. We currently expect spending in this area to increase in 2025 in order to support the planned increase in clinical test volumes ahead of planned Medicare reimbursement.

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

Property leases. Our noncancelable operating lease payments were $64.3 million as of September 30,2025. The timing of these future payments, by year, can be found in Note 7, Leases, in Part I, Item 1 of this Form 10-Q in the Consolidated Financial Statements.

Other. As of September 30, 2025, we have an outstanding noninterest bearing loan that was used to finance the purchase of lab equipment and software licenses. We owe a total of $2.5 million, of which the majority is payable in the next twelve months. Further discussion of the loan can be found in Note 6, Loans, in Part I, Item 1 of this Form 10-Q in the Consolidated Financial Statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO"), and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2025, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

We have incurred net losses since our inception. For the year ended December 31, 2024, we had a net loss of $81.0 million. For the nine months ended September 30, 2025, we had a net loss of $57.5 million. As of September 30, 2025, we had an accumulated deficit of $607.4 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Some of our present or potential competitors, including Adela, Inc., Caris Life Sciences, Inc., DELFI Diagnostics, Inc., Exact Sciences Corporation, Foresight Diagnostics Inc. (“Foresight”), Foundation Medicine, Inc., GRAIL, Inc., Guardant Health, Inc., Haystack Oncology, Inc., which was acquired by Quest Diagnostics Incorporated in June 2023, Laboratory Corporation of America Holdings, MedGenome Inc., Myriad Genetics, Inc.("Myriad"), Natera, NeoGenomics, Inc., Predicine, Inc., SAGA Diagnostics AB, and Veracyte, Inc. may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD testing offerings. During the year ended December 31, 2024, revenue under our agreement accounted for 30% of our total revenue. See “—We have derived a substantial portion of our revenue from DNA sequencing and data analysis services provided to Natera. We do not expect to have a long-term commercial relationship with Natera beyond 2025 and, if we are unable to grow our customer base and diversify our revenue concentration, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” Further, we have partnered with Tempus to expand the sales and marketing of our NeXT Personal Dx tests in four indications and Tempus could in the future develop tests that compete directly or indirectly with our tests or partner with our competitors. If Tempus were to develop competitive tests or partner with our competitors, we or Tempus may terminate the agreement and, upon termination of the agreement, we may be unable to expand our sales force timely to replace the Tempus sales and marketing efforts, which could adversely impact our business or affect our ability to commercialize our services and products. In addition, our present or potential competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. We may also have disputes with our present or potential competitors. See “—Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violations may require us to spend significant time and money, and could in the future prevent us from selling our tests or impact our stock price, any of which could have a material adverse effect.”

Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services, and our competitors may develop services with the same attributes and features as our services, which could force us to lower the price of our services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized products or services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, or if we cannot maintain successful customer or supply relationships with Natera, Illumina or other present or potential competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenue or achieving or sustaining profitability.

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

Additionally, projects related to cancer diagnostics and particularly genomics have in the past received, and may in the future receive, increased government funding, both in the United States of America (the “U.S.”) and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products and services aimed at identifying treatment options will be developed and that these products and services may compete with our services. In addition, competitors may develop their own versions of our current or planned future services and products in countries where we did not apply for or receive patents and compete with us in those countries, including encouraging the use of their products or services by biopharmaceutical companies in other countries.

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we derive a substantial portion of our revenue from Moderna, and in the past have derived a substantial portion of our revenue from two other large customers.*

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We have derived a significant portion of our revenue from Moderna, which accounted for 25% of our revenue for the nine months ended September 30, 2025. We previously derived a significant portion of our revenue from the VA MVP and Natera, which accounted for 15% and 10% of our revenue for the nine months ended September 30, 2025, respectively. Our top five customers, including Moderna, Natera and the VA MVP, accounted for 65% of our revenue for the nine months ended September 30, 2025. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond Moderna, VA MVP and Natera, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if we do not win future VA MVP renewals with a value comparable to that of our historical contracted orders, it may have a material adverse effect on our revenue, cash position, and results of operations. See “—We derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to one of our largest customers, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services continues to be substantially reduced, or if our new contract with the VA MVP were to be terminated, our business, financial condition, revenue and other operating results, and cash flows will be materially harmed.” Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Likewise, if Moderna or any of our other significant customers were to reduce or cease their use of our services, then our revenue, cash position, and results of operations may be materially adversely impacted. Further, if any of our significant customers were to stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We have derived a substantial portion of our revenue from DNA sequencing and data analysis services provided to Natera. We do not expect to have a long-term commercial relationship with Natera beyond 2025 and, if we are unable to grow our customer base and diversify our revenue concentration, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.*

In February 2021, we entered into a partnership in the field of personalized oncology with Natera, pairing our NeXT tumor profiling and diagnostic services and products with Natera’s personalized ctDNA test Signatera™ for treatment monitoring and MRD assessment. Under this non-exclusive agreement, Natera is responsible for validating the design of, and commercialization of, Signatera personalized ctDNA assays using matched tumor and normal exome sequence data from us. The agreement covers MRD testing for both clinical use and research use. Since that time, Natera’s sample volumes have increased such that we currently derive a significant portion of our revenue from sales of our DNA sequencing and data analysis services to Natera under our agreement. For example, revenue under our agreement with Natera accounted for 31% of our total revenue for the nine months ended September 30, 2024 and only 10% of our total revenue for the nine months ended September 30, 2025. In December 2024, we amended our agreement with Natera to extend minimum volume commitments through the second quarter of 2025. We do not expect to have a long-term commercial relationship with Natera beyond 2025, as we are aware that Natera plans to bring such services in-house in lieu of purchasing such services from us. We are also aware of at least one third party supplier of DNA sequencing and analysis services, such that Natera has elected, and may continue to elect in the future, to send a portion (or all) of its samples to its other supplier(s) instead of us, which it is not contractually prohibited from doing, given the non-exclusive nature of our agreement. Our agreement with Natera requires us to achieve certain quality and turnaround time metrics for Natera samples. Recently, the volumes of samples sent to us by Natera have fluctuated significantly and may continue to do so for the remainder of the term of the agreement, which could cause us to experience difficulty in achieving such metrics from time to time, or to meet our other obligations under our agreement.

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

We derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to one of our largest customers, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services continues to be substantially reduced, or if our new contract with the VA MVP were to be terminated, our business, financial condition, revenue and other operating results, and cash flows will be materially harmed.*

We derive a substantial portion of our revenue from sales of our DNA sequencing and data analysis services to the VA MVP. In September 2017, we entered into a one-year contract with three one-year optional renewal periods with the VA for the VA MVP, pursuant to which we received contracted orders from the VA MVP in September 2017, 2018, 2019, 2020, and 2021. In September 2022, we entered into a new contract with the VA MVP to continue providing them WGS services and received an initial task order with a value of up to $10.0 million (the "2022 VA MVP Agreement"). The performance period under the new contract includes a base period of one year, with four one-year renewal option periods that may be exercised upon discretion of the VA MVP. In August 2025, we received a fourth task order with a value of up to $13.5 million. There is no guarantee that the VA MVP will exercise any subsequent renewal option.

The VA MVP’s contracted orders for DNA sequencing and data analysis services have fluctuated significantly in value over time and are subject to the availability of funding, enrollment of veterans in the VA MVP study, and the VA MVP’s continued demand, if any, for our services among other factors. For example, the VA MVP contracted order received in September 2020 had a value of $30.9 million, whereas annual orders received in subsequent years (other than 2025) had values of $10.0 million, or less, which represents a substantial decline. We have no certainty that funding will be made available for our services, or that the VA MVP will honor its payment obligations under the current contract and task order, or award any future contracts, contract renewals or contracted orders to us. The priorities of the VA, the VA MVP, or the U.S. government may change, including in response to a health epidemic, pandemic or federal cost-cutting initiatives such as those recently announced and enacted by the current administration. Future task orders from the VA MVP for our DNA sequencing and data analysis services may be reduced or eliminated as a result of reductions in government research spending and federal cost-cutting initiatives. For example, funding for our services may be limited or not available, and our business, financial condition, and operating results and cash flows will be materially harmed. Similarly, if we do not win future VA MVP contracts and renewals (whether due to being outbid by a competitor or the VA MVP’s decision not to award a future contract on a timely basis or at all, or to terminate for convenience or failure to renew any contract, for whatever reason) with a value comparable to that of our historical contracted orders, our business, financial condition, revenue and other operating results and cash flows may be materially harmed.

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

Any current or future collaborations, including any strategic alliances or any collaborations to develop companion diagnostic tests, that we have entered (for example, our strategic alliances with Moderna and Merck; and our collaborations with Tempus; Myriad; ClearNote Health, Inc.; Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); Institut Curie; The Royal Marsden; the Vall d'Hebron Institute of Oncology (VHIO); the University of California, San Diego; Duke University; Vanderbilt University and Johns Hopkins University (the PREDICT study); the Dana-Farber Cancer Institute; the University of Texas M.D. Anderson Cancer Center; University Medical Center Hamburg-Eppendorf (also known as UKE); and Criterium and the Academic Breast Cancer Consortium); and Yale Cancer Center or may enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which include that.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes partners and suppliers in certain countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which our partners and suppliers reside, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of the specialized laboratory equipment, raw materials and other supplies we use in our business. Currently, certain of our direct suppliers are located outside of the United States. In addition, our suppliers in the United States source or may source components of the products we purchase from them from sources outside the United States. Current or new tariffs may adversely impact our supply chain.

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

Our success depends on our ability to provide reliable and timely, high-quality genomic data and analyses and to rapidly evolve to meet our customers’ needs. *

Errors, including if our tests fail to accurately detect gene variants, or mistakes, or any other quality issues, including if we fail to or incompletely or incorrectly identify the significance of gene variants, could have a significant adverse impact on our business. We classify variants in accordance with guidelines that are subject to change and subject to our interpretation. There have also been and could in the future be flaws in the databases, third-party tools or algorithms we use, or in the software that handles automated parts of our classification protocol. If we receive poor quality or degraded samples, our tests may be unable to accurately detect gene variants or we may fail to or incompletely or incorrectly identify the significance of gene variants, which could have a significant adverse impact on our business, including our customers returning our tests. In addition, our customers require timely turnaround of high-quality genomic data and analyses, and if we were not able to meet our customers’ specific requirements, it could also have a significant adverse effect on our business.

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

We may need to continue to invest in our infrastructure in advance of increased demand for our services; our failure to accurately forecast demand would have a negative impact on our business and our ability to achieve and sustain profitability. *

Our Fremont facility expanded our laboratory capacity and, in order to execute our business model, we will need to make additional investments to further scale our infrastructure, including purchases of additional equipment and applications, some of which can take several months or more to procure, setup, and validate, or increases to our software and computing capacity. There is no assurance that any of these increases in scale, equipment, software, and computing capacities, or process enhancements will be successfully implemented. In addition, we have experienced, and expect to continue to experience, significant fluctuations in the timing of receipt and volume of samples from our customers and collaborators, including as a result of factors outside our control, such as health epidemics or pandemics and government shutdowns. These fluctuations have in the past adversely impacted, and may in the future adversely impact, our ability to process samples timely and in an efficient fashion, particularly when the sample volume at any given time exceeds our then current capacity.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to increase, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including the ongoing ones in the Middle East and Ukraine, we, and the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our products and services.

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

In the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the EEA and the U.K. have significantly restricted the transfer of personal information to the U.S. and other countries whose data privacy and security laws they generally believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and U.K. to the U.S. in compliance with law, such as the EEA’s standard contractual clauses, the U.K.'s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (and U.K. extension thereto) (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in such framework), these mechanisms are susceptible to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the U.S. If there is no lawful manner for us to transfer personal information from the EEA, the U.K. or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and U.K. to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. EEA countries may also introduce national legislation further limiting the processing of personal genetic, biometric, or health data, which could limit our ability to collect, use and share data originating from the EEA, or could cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition. The U.S. is also increasingly scrutinizing certain personal data transfers and may impose data localization requirements, for example, the U.S. Department of Justice’s rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Further on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain until 2032 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”) repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates, and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the APMs, and the Merit-based Incentive Payment System. Under both APMs and MIPS, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments.

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

Changes in tax laws or regulations could adversely affect our business and financial condition.*

On December 22, 2017, comprehensive tax legislation (the “Tax Cuts and Jobs Act”) was signed into law that significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act and other tax legislation may affect us, and certain aspects of the Tax Cuts and Jobs Act or other tax legislation could be repealed or modified in future legislation. For example, on March 27, 2020, the CARES Act was enacted, which includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the Tax Cuts and Jobs Act. On December 27, 2020, the Consolidated Appropriations Act, a coronavirus relief package that extended and expanded various tax provisions, was signed into law. The IRA 2022 includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Additionally, on July 4, 2025, the OBBBA was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, the CARES Act, the OBBBA or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, IRA 2022, the OBBBA or any newly enacted federal tax legislation.

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

If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or sales and marketing initiatives. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruption to and volatility in the credit and financial markets in the U.S. and worldwide resulting from macroeconomic conditions, actual or perceived changes in interest rates and inflation, geopolitical conflicts (including the ongoing ones in the Middle East and Ukraine) and government shutdowns. In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to us. While we believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months, rising costs and interest rates due to inflation or other economic conditions may cause our capital expenditures and operating expenses to increase more than expected, and we cannot assure you that we will generate sufficient revenue from commercial sales to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional funding on acceptable terms, or at all, or if we consume our existing capital more quickly than expected, it could negatively impact our ability to retain and attract employees and our competitive position, business, financial condition, results of operations, and prospects will be adversely affected.

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

Unstable market, economic and geo-political conditions may have serious adverse consequences on our business, financial condition and stock price.*

The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of tariffs and recession concerns). These disruptions can result in severely diminished liquidity and credit availability, increases in inflation, declines in consumer confidence, declines in economic growth, swings in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the impact of tariffs, other restrictive trade policies, supply chain disruptions, labor shortages, fluctuations in currency exchange rates, changes in interest rates, military conflict, acts of terrorism, government shutdowns or other geopolitical events. Sanctions imposed, and other actions taken, by the United States and other countries in response to geopolitical conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Deterioration in credit and financial markets and confidence in economic conditions may continue. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds could also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon development or commercial initiatives. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of September 30, 2025, we had 88,745,366 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our last fiscal quarter, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted written plans for the sale of our securities as set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Aaron Tachibana, Chief Financial Officer and Chief Operating Officer	Adoption	August 7, 2025	X		***	August 22, 2026

*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

**Non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K under the Exchange Act.

***The total shares to be sold is 269,901 shares less any shares sold after August 4, 2025 but prior to the selling start date under this 10b5-1 trading plan, pursuant to Mr. Tachibana's current 10b5-1 trading plan dated September 11, 2024.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	6/24/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38943	3.1	10/31/2022
10.1*Ω	Amendment No. 4 to the Commercialization and Reference Laboratory Agreement, dated July 8, 2025, by and between the Registrant and Tempus AI, Inc.
10.2*	Amendment No. 5 to the Commercialization and Reference Laboratory Agreement, dated September 11, 2025, by and between the Registrant and Tempus AI, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

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

Date: November 4, 2025	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)