Form 10-K
period 2025-12-31
Personalis, Inc.
filed 2026-02-26
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $578,182,932 based on the closing price reported for such date on the Nasdaq Global Market.

104,631,832 shares of common stock were issued and outstanding as of February 20, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relating to its 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PERSONALIS, INC.

Form 10-K

For the Year Ended December 31, 2025

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
the evolution of cancer therapies and market adoption of our testing services;
•
estimates of our future revenue and the timing thereof, expenses, use of cash and other resources, cost savings, capital requirements, and our needs for additional financing and our ability to obtain financing when needed;
•
future reimbursement and reimbursement rulings and the timing thereof;
•
our business strategies, including our aim to focus on certain indications and the timing thereof;
•
the benefits of our testing services, including their ability to increase the probability of clinical trial success;
•
our ability to enter into and compete effectively in existing and new markets, with existing competitors and new market entrants;
•
our ability to manage and grow our business by expanding our sales to existing customers or introducing our testing services to new customers;
•
our sales, marketing and commercialization plans and strategies, including the expected benefits of and activities to be performed under our Commercialization and Reference Laboratory Agreement with Tempus AI, Inc. (“Tempus”);
•
our future business with the U.S. Department of Veterans Affairs' Million Veteran Program (“VA MVP”), ModernaTX, Inc. (“Moderna”), Merck & Co., Inc. (“Merck”), and other collaboration partners and customers;
•
our belief that approval of personalized cancer therapies by the U.S. Food and Drug Administration (“FDA”) may drive benefits to our business;
•
our ability to benefit from the scaling of our infrastructure and capacity at our headquarters facility in Fremont;
•
the impact our collaboration agreements and key opinion leaders may have on the broader use of our testing services in the future;
•
the potential impacts of inflation, macroeconomic conditions, and geopolitical conflicts on our business and operations;
•
our ability to establish and maintain intellectual property protection for our testing services or avoid claims of infringement;
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
•
If we are unable to increase sales of our current testing services or successfully develop and commercialize other services, or if we are unable to execute our sales and marketing strategy for our testing services or unable to gain sufficient acceptance in the market, or if we are unable to generate sufficient reimbursement or coverage by insurance or governmental payors for our testing services, we may fail to generate sufficient revenue to achieve profitability and sustain our business.
•
We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from two of our largest customers, Moderna and the VA MVP, and in the past have derived a substantial portion of our revenue from other large customers.
•
Building our clinical laboratory business is subject to a number of reimbursement challenges and we may not be able to establish the medical necessity of our tests for coverage or reimbursement rates that cover our costs.
•
We are pursuing a partner-centric strategy and have key relationships with Tempus, Myriad Genetics, Inc., Moderna, and Merck, among others. These and any other partnering and/or collaboration agreements that we have entered into or may enter into in the future may not be successful, or may terminate, which could adversely impact our business or affect our ability to develop and commercialize our testing services.
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
•
We have a single facility and if it becomes damaged or inoperable, or we are required to vacate our facility, our ability to sell and provide our testing services and pursue research and development efforts may be jeopardized.
•
If we cannot develop testing services to keep pace with rapid advances in technology, medicine, and science our operating results and competitive position could be harmed.
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
•
Complying with numerous statutes and regulations pertaining to our business is an expensive and time-consuming process, and we may be subject to regulatory action if we or our service offerings do not comply with applicable requirements.
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
•
Changes in health care policy could increase our costs, decrease our revenue, and impact sales of and reimbursement for our tests. If we grow our business by developing additional in vitro diagnostic tests, we may be subject to reimbursement challenges.
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
•
If we cannot license rights to use necessary technologies on reasonable terms, we may not be able to commercialize new services.
•
If we are not able to obtain, maintain and enforce patent protection for our testing services or technologies, our competitors and other third parties could develop and commercialize services and technologies similar or identical to ours, and our ability to successfully commercialize our testing services and technologies may be adversely affected.
•
If we are unable to protect the confidentiality of our trade secrets and know-how, our business would be harmed.
•
Our use of “open source” software could subject our proprietary software to general release, adversely affect our ability to sell our testing services, and subject us to possible litigation.
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

PART I

Item 1. Business.

Company Background

Personalis develops, markets, and sells advanced cancer genomic testing services. Our testing services are used by physicians to detect residual or recurrent cancer in patients, monitor cancer response to therapy, and uncover insights for therapy selection. Our testing services are used by pharmaceutical companies for translational research, biomarker discovery, the development of personalized cancer therapies, and clinical trials. We also provide whole exome sequencing services for other diagnostic companies and whole genome sequencing services for population sequencing initiatives.

We perform our testing services in a large-scale, high-quality, Clinical Laboratory Improvement Amendments of 1988 ("CLIA") certified and College of American Pathologists (“CAP”) accredited, laboratory located in our 100,000 square foot headquarters in Fremont, California. We were incorporated under the laws of the state of Delaware in 2011 under the name Personalis, Inc. and became a publicly-traded company in 2019.

Testing Services

For cancer patients

NeXT Personal® Dx

NeXT Personal Dx is a tumor-informed liquid biopsy test for the detection of minimal residual disease ("MRD") and recurrence monitoring. We believe NeXT Personal Dx, which was introduced in the fourth quarter of 2023, is the first ultrasensitive test on the market to detect MRD and monitor therapy response in patients with solid tumor cancers. NeXT Personal Dx has been shown to potentially detect cancer recurrence ahead of traditional imaging and is designed to aid decision making throughout a patient's cancer journey. NeXT Personal Dx involves the initial whole genome sequencing of matched tumor and normal samples from a patient in order to create a personalized detection assay for each patient based on the biology of the patient's cancer and the subsequent use of that personalized assay to test one or more of the patient's blood/plasma samples. In the first quarter of 2026, we introduced a new feature to our ultrasensitive test called Real-Time Variant Tracker™, and this capability is intended to provide clinicians with additional reporting of detected resistance-associated mutations and therapeutically targetable mutations that can potentially inform new opportunities to optimize patient management of disease. NeXT Personal Dx helps answer these questions: Does the patient still have cancer after curative intent treatment? How is the patient's cancer responding to therapy? Has the cancer potentially recurred? And if so, are any resistance mutations and targetable mutations present?

NeXT Dx®

NeXT Dx is a comprehensive tumor profiling test that is used to help select therapy for a cancer patient and identify potential clinical trials for a patient. It analyzes a patient’s exome and transcriptome with matched tumor-normal analysis. We believe it improves the chances of finding an effective therapy or help a doctor find an appropriate clinical trial. NeXT Dx helps answer the question: What are the tumor mutations with actionable therapies and clinical trials for the patient?

For pharmaceutical and biopharmaceutical companies

NeXT Personal

NeXT Personal is a tumor-informed liquid biopsy test for detection of MRD and recurrence monitoring, in solid tumor cancers. It delivers industry-leading, ultra-high sensitivity, which we believe allows for detection of cancer recurrence earlier than other technologies. NeXT Personal helps answer these questions: Who are the right patients to enroll into a clinical trial? How are patients responding to the investigational therapy? Can circulating tumor DNA ("ctDNA") potentially be used as an endpoint in clinical trials? In addition, NeXT Personal can be used as a potential Clinical Trial Assay (CTA) to help select patients for a prospective Phase 2 or a Phase 3 trial for a new drug. Should these trials be successful then NeXT Personal may be approved by the FDA as a Companion Diagnostics test for that new drug.

ImmunoID NeXT®

ImmunoID NeXT is a tissue-based test that combines whole exome and whole transcriptome sequencing data with advanced analytics to provide a multi-dimensional view of the tumor and the tumor microenvironment from a single sample. It is designed to enable the development of more efficacious cancer (immuno) therapies and the next-generation of composite biomarkers to better predict patient response. ImmunoID NeXT helps answer these questions: What are the markers and composite biomarkers in the tumor and the tumor microenvironment that contribute to therapy response and resistance? What are the neoantigens in the tumor that can be used in individualized neoantigen therapy (INT)?

For diagnostics companies and population sequencing initiatives

WES

We perform whole exome sequencing ("WES") of cancer tissue and matched blood samples for diagnostic companies as an input to their products.

WGS

We perform whole genome sequencing ("WGS") on human samples for research projects, such as population sequencing initiatives.

Markets and Distribution

Our customers include global pharmaceutical companies, biopharmaceutical companies, diagnostics companies, universities, non-profits, government entities, and cancer patients. We sell through a small direct sales force, organized by geography. In November 2023, we entered into an agreement with Tempus to co-commercialize NeXT Personal Dx in the clinical diagnostics market. In December 2024, we agreed to expand the relationship to include biopharma industry customers. Under this expanded relationship, Tempus can offer our NeXT Personal MRD testing service to pharmaceutical and biotech customers who wish to bundle our tumor-informed MRD testing with other Tempus offerings in a given study. In July 2025, we further expanded our collaboration partnership with Tempus to authorize Tempus to market NeXT Personal Dx for colorectal cancer and extend the term of the Tempus Agreement through November 25, 2029.

The principal markets for our testing services are the United States, Europe (including the U.K.), and rest of the world, including Asia-Pacific, which accounted for 90%, 9%, and 1%, respectively, of our revenue for the year ended December 31, 2025.

Clinical Evidence and Reimbursement

Generating clinical evidence is critical for driving adoption of our tests in the clinical diagnostic test market (i.e., for cancer patients) and establishing reimbursement by Medicare and private insurance companies. To this end, one of our key strategies is working with a growing number of leading cancer centers and world-class academic research institutions to build and publish the clinical evidence-base to support our testing services in our key indications. Because of the ultra-high sensitivity of our technology, we are initially focusing on three indications: breast cancer, lung cancer, and immunotherapy (IO) monitoring, where early-stage cancer recurrence historically has been difficult to detect. At this time, we are beginning to expand into other indications including colorectal cancer (CRC), cervical, and others. We currently have collaborations with Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); Institut Curie; The Royal Marsden; the Vall d'Hebron Institute of Oncology (VHIO); the University of California, San Diego, Duke University; Vanderbilt University and Johns Hopkins University (the PREDICT study); the Dana-Farber Cancer Institute; the University of Texas M.D. Anderson Cancer Center; University Medical Center Hamburg-Eppendorf (also known as UKE); Criterium and the Academic Breast Cancer Consortium; Yale Cancer Center; Aarhus University; British Columbia Cancer; and University Health Network, that will focus on building the evidence-base for our technology and these indications.

Furthermore, generating clinical evidence is crucial to obtaining reimbursement coverage from Medicare and other private payors. One of our 2025 goals was to submit for Medicare reimbursement for NeXT Personal Dx upon publication of compelling clinical evidence and receive Medicare coverage. In 2025, we submitted our three indications for Medicare coverage, and, in November 2025, we received Medicare coverage for NeXT Personal Dx for post-treatment surveillance of cancer recurrence in patients with Stage II and III breast cancer, with an effective date of October 7, 2025. In February 2026, we received Medicare coverage for NeXT Personal Dx for surveillance of patients with Stage I to III non-small cell lung cancer ("NSCLC"), with an effective date of January 9, 2026. In addition, we received a Medicare coverage determination for our comprehensive genomic profiling (CGP) test, called NeXT Dx, in January 2024, with an effective date of August 29, 2023. We estimate that approximately half of new solid tumor cancer cases will be in patients covered by Medicare.

Competition

Our principal competition comes from commercial and academic organizations that employ various approaches to produce test results or information that is similar to what we generate for our patients and customers. Some of our present or potential competitors include Adela, Inc., Caris Life Sciences, Inc., DELFI Diagnostics, Inc., Exact Sciences Corporation, which it is expected to be acquired by Abbott Laboratories, Inc., in the second quarter of 2026, Foresight Diagnostics Inc. (“Foresight”), which was acquired by Natera, Inc. (“Natera”) in December 2025, Foundation Medicine, Inc., GRAIL, Inc., Guardant Health, Inc., Haystack Oncology, Inc., which was acquired by Quest Diagnostics Incorporated in June 2023, Laboratory Corporation of America Holdings, MedGenome Inc., Myriad Genetics, Inc. (“Myriad”), Natera, NeoGenomics, Inc., Predicine, Inc., SAGA Diagnostics AB, and Veracyte, Inc.

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

We believe that we compete favorably because of our differentiated technology, such as our ultrasensitive approach for MRD that is able to detect cancer recurrence many months before imaging or other technologies, comprehensive data and variant calling we provide to our biopharmaceutical customers, high-quality results, and exceptional service.

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

As of December 31, 2025, we own 36 issued U.S. patents and 26 issued foreign patents. Issued U.S. patents in our portfolio of company-owned patents are expected to expire between 2033 and 2042, excluding any additional term for patent term adjustments or patent term extensions. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2045.

Supply of Materials

We rely on a limited number of suppliers for sequencers and other equipment and raw materials that we use in our laboratory operations. For example, we rely on Illumina as the sole supplier of sequencers and various associated reagents, and as the sole provider of maintenance and repair services for these sequencers. We have certain agreements and purchase arrangements in place with Illumina to satisfy the projected needs of our laboratory operations. As other technologies and platforms become available, we intend to evaluate them for potential use.

Customer Concentration

We currently derive a significant portion of our revenue from Moderna by providing genomic testing in its ongoing clinical trials for its personalized cancer therapy and the VA MVP, which is a large-scale population sequencing initiative. Moderna accounted for 22% and 28% and the VA MVP accounted for 17% and 9% of our revenue for the years ended December 31, 2025 and 2024, respectively.

We previously derived a significant portion of our revenue from Natera under our partnership to provide advanced tumor analysis for use in Natera's MRD testing. Natera accounted for 8% and 30% of our revenue for the years ended December 31, 2025 and 2024, respectively. Our top five customers, including Moderna, the VA MVP and Natera, accounted for 62% and 81% of our revenue for the years ended December 31, 2025 and 2024, respectively.

Segments

We manage our business as one operating segment, which is to provide advanced cancer genomic testing services for precision oncology applications, personalized testing services, and other tests. We derive revenue primarily in the United States and manage our business activities on a consolidated basis. Our chief executive officer (“CEO”) is our chief operating decision maker (“CODM”) who reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire company.

Regulatory Environment

Coverage and Reimbursement

Our ability to commercialize diagnostic testing services based on our technology will depend in large part on the extent to which coverage and reimbursement for our testing services can be achieved. Coverage and reimbursement of new services is uncertain, and whether we can obtain coverage and adequate reimbursement is unknown. In the U.S., there is no uniform policy for determining coverage and reimbursement. Coverage can differ from payor to payor, and the process for determining whether a payor will provide coverage is separate from the process for setting the reimbursement rate. In addition, the U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs. Additionally, the coverage and reimbursement status of newly authorized laboratory tests, including our NeXT Personal Dx offering, is uncertain. The commercial success of our current and future services in both domestic and international markets may depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, managed care organizations, and other third-party payors.

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

Regulatory framework for medical devices in the United States

Pursuant to its authority under the Federal Food, Drug and Cosmetic Act (“FDC Act”), the FDA has jurisdiction over medical devices, which are defined to include, among other things, in vitro diagnostic devices (“IVDs”). The FDA regulates, among other things, the research, design, development, pre-clinical and clinical testing, manufacturing, safety, effectiveness, packaging, labeling, storage, recordkeeping, pre-market authorization, adverse event reporting, marketing, promotion, sales, distribution, and import and export of medical devices. Unless an exemption applies, each new or significantly modified medical device we may seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDC Act, also referred to as a 510(k) clearance, de novo classification under Section 513(f)(2) of the FDC Act, or approval from the FDA of a premarket approval application (“PMA”) under Section 515(c) of the FDC Act. These premarket review processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees.

Although the FDA regulates medical devices, including IVDs, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the FDC Act and FDA regulations with respect to LDTs, which are a subset of IVDs that are intended for clinical use and developed, validated, and offered within a single laboratory for use only in that laboratory. We currently market our diagnostic test services as LDTs.

On May 6, 2024, the FDA published a final rule on the regulation of LDTs, which amended the FDA regulations under 21 CFR Part 809 to make explicit that LDTs are devices under the FDC Act. This final rule, which implements a five-stage phase-out of enforcement discretion, was vacated by the U.S. District Court for the Eastern District of Texas on March 31, 2025. The court ruled that the FDA exceeded its statutory authority under the FDC Act, asserting that LDTs are professional services rather than tangible manufactured products. Following this decision, the FDA chose not to appeal and officially rescinded the regulation on September 19, 2025, reverting 21 CFR § 809.3 to its pre-2024 language. Consequently, the proposed five-stage compliance timeline is void, and LDTs are now regulated primarily by CMS under the Clinical Laboratory Improvement Amendments (CLIA) framework.

If the FDA determines that the tests and associated software used in our testing services do not fall within the definition of an LDT, or there are other regulatory or legislative changes, or if we voluntarily submit one or more of our tests for premarket notification, review, and marketing authorization by the FDA as medical devices, we may be required to obtain premarket authorization for our tests and associated software under Section 510(k), 513(f)(2), or 515(c) of the FDC Act. We would also be subject to ongoing regulatory requirements such as registration and listing requirements, labeling requirements, medical device reporting requirements, and current good manufacturing practice requirements. The regulatory requirements to which our tests are subject would depend on the FDA’s classification of our tests. The FDA has issued regulations classifying medical devices into one of three classes (Class I, Class II, or Class III) depending on risk of the device for use as intended and the degree of regulation that the FDA finds necessary to provide reasonable assurance of their safety and effectiveness. The class into which a device is placed determines the requirements that a medical device manufacturer must meet both pre- and post-market. On January 31, 2024, FDA announced its intent to initiate a reclassification process for most IVDs that are currently Class III (high risk), the majority of which are infectious disease and companion diagnostic IVDs, into Class II (moderate risk) with certain special controls. This reclassification would allow manufacturers of certain types of IVDs to seek marketing clearance through the less burdensome Class II 510(k) premarket notification pathway rather than the Class III premarket approval (PMA) pathway, the most stringent type of FDA medical device review.

Generally, Class I devices do not require premarket authorization, but are subject to a comprehensive set of regulatory requirements referred to as general controls. Class II devices, in addition to general controls, generally require special controls and premarket clearance through either the submission of a section 510(k) premarket notification or a De Novo authorization request under Section 513(f)(2) of the FDC Act. Class III devices are subject to general controls and also require premarket approval prior to commercial distribution, which is a more rigorous process than the De Novo authorization or clearance process. Under the FDC Act, a device that is first marketed after May 28, 1976 is by default a Class III device requiring premarket approval unless it is within a type of generic device class that has been classified as Class I or Class II. Even if a device falls under an existing Class II, non-exempt, device classification, the product must also be shown to be “substantially equivalent” to a legally marketed predicate device through submission of a section 510(k) premarket notification. If after reviewing a firm’s 510(k) premarket notification, the FDA determines that a device is not substantially equivalent to a legally marketed predicate device, the new device is classified into Class III, requiring premarket approval. It is possible for a manufacturer of a device of a new type to obtain a Class I or Class II designation, if there is no appropriate predicate and the device is low or moderate risk, by submitting a De Novo request for reclassification.

The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from three to 12 months, but it can take significantly longer and clearance is never guaranteed. Similarly, the process for submitting a De Novo authorization request and receiving FDA’s granting of the request usually takes from 4 to 18 months, but it can take significantly longer and such granting of the request is never guaranteed. The process for submitting and obtaining FDA approval of a PMA is much more costly, lengthy, and uncertain. It generally takes from one to three years or even longer and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the De Novo authorization or 510(k) clearance process. Despite the time, effort and expense expended, there can be no assurance that a particular device ultimately will receive marketing authorization from the FDA.

The FDA requires medical device manufacturers to comply with, among other things, current good manufacturing practices for medical devices, set forth in the Quality Management System Regulation at 21 C.F.R. Part 820, which took effect on February 2, 2026, and requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures during the manufacturing process; the medical device reporting regulation, which requires that manufacturers report to the FDA if their device or a similar device they market may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; labeling regulations, including the FDA’s general prohibition against promoting products for unapproved or “off-label” uses; the reports of corrections and removals regulation, which requires manufacturers to report to the FDA if a device correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the FDC Act caused by the device which may present a risk to health; and the establishment registration and device listing regulation.

In addition, any marketing authorization that we may obtain for our tests may contain requirements for costly post-market testing and surveillance to monitor the safety or effectiveness of the tests. The FDA has broad post-market enforcement powers, and if unanticipated problems with our tests arise, or if we or our suppliers fail to comply with regulatory requirements following FDA marketing authorization, we may become subject to enforcement actions such as:

•
restrictions on manufacturing processes;
•
restrictions on marketing of our tests;
•
warning letters;
•
withdrawal or recall of our tests from the market;
•
refusal to provide marketing authorization for pending PMAs, De Novo authorization requests, 510(k)s, or supplements to approved PMAs, authorized De Novo requests, or cleared 510(k)s that we submit;
•
fines, restitution, or disgorgement of profits or revenue;
•
suspension or withdrawal of regulatory clearances or approvals;
•
limitation on, or refusal to permit, import or export of our tests;
•
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

In addition, many of the products we use to perform our tests, including sequencers and various associated reagents supplied to us by Illumina, are labeled as research use only (“RUO”) in the U.S. RUO products are exempt from FDA medical device requirements provided their manufacturers comply with specified labeling and restrictions on distribution. The products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” Manufacturers of RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and RUO products cannot be intended by the manufacturer for clinical diagnostic use. A product promoted for diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDC Act and is subject to FDA enforcement activities, including requiring the manufacturer to seek marketing authorization for the products. We currently use Illumina and other RUO products for our clinical diagnostic tests. If the FDA were to require marketing authorization for the sale of Illumina’s RUO products and if Illumina does not obtain such marketing authorization, we would have to find an alternative sequencing platform for some or all of our test services.

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

As a clinical laboratory, our business practices may face additional scrutiny from government regulatory agencies such as the Department of Justice, the U.S. Department of Health and Human Services ("HHS"), Office of Inspector General (the “OIG”), and CMS. Certain arrangements between clinical laboratories and referring physicians have been identified in fraud alerts issued by the OIG as implicating the Anti-Kickback Statute. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, additional reporting, or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we do business are found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

U.S. Healthcare Reform

In the United States, there have been a number of legislative and regulatory changes at the federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “ACA”), became law. This law substantially changed the way health care is financed by both commercial payors and government payors, and significantly impacts our industry. The ACA contains a number of provisions that are expected to impact the clinical laboratory industry, such as changes governing enrollment in state and federal health care programs, reimbursement changes, and fraud and abuse.

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA is also expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the health reform measures of the current administration will impact the ACA.

Further on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain until 2032, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and

CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates, and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models (“APMs”), and the Merit-based Incentive Payment System (“MIPS”). Under both APMs and MIPS, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments.

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

In addition, the current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. Recent actions, for example, include directing agencies to reduce agency workforce and cut programs and imposing tariffs on imported products. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. prices for certain health care products and services, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.

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

As of January 31, 2026, we had 260 employees, of which 259 were full-time employees. Of these full-time employees, 91 were in research and development, 73 in laboratory operations, 52 in commercial operations and 43 in general and administrative functions. 257 of our full-time employees were located in the United States, with the remaining two located in Europe (including the U.K.). As of January 31, 2026, more than 40% of our employees had completed a Ph.D. or other advanced science or medical degree.

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

Available Information

Our website is located at https://www.personalis.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including their exhibits, proxy and information statements, and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also use the investor relations page on our website as a channel of distribution for important company information, including press releases, analyst coverage and financial information regarding us, as well as corporate governance information. We also use our X (formerly Twitter) and LinkedIn accounts (@personalisinc and https://www.linkedin.com/company/personalis-inc/, respectively) and those of our Chief Executive Officer (@C_HallBiotech and https://www.linkedin.com/in/christopher-hall-a982a0/, respectively) as channels of distribution for important company information. Information on our website or our social media accounts is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

We have incurred net losses since our inception. For each of the years ended December 31, 2025 and 2024, we had a net loss of $81.3 million. As of December 31, 2025, we had an accumulated deficit of $631.3 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

If we are unable to increase sales of our current services or successfully develop and commercialize other services, or if we are unable to execute our sales and marketing strategy for our testing services or unable to gain sufficient acceptance in the market, or if we are unable to generate sufficient reimbursement or coverage by insurance or governmental payors for our testing services, we may fail to generate sufficient revenue to achieve profitability and sustain our business.

We currently derive substantially all of our revenue from sales of our testing services. We began offering our testing services through our CLIA-certified, CAP-accredited, and state-licensed laboratory in 2013. We are in varying stages of research and development for other services that we may offer. If we are unable to increase sales of our existing services or successfully develop and commercialize other services, we will not generate sufficient revenue to become profitable.

In addition, as a growing genomics company, we have engaged in targeted sales and marketing activities for our testing services. Although we have had revenue from sales of our testing services since 2013, our testing services may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or permit us to become profitable. We will need to further establish and grow the market for our testing services through the expansion of our current relationships and development of new relationships with biopharmaceutical customers and through gaining acceptance in medical communities. Gaining acceptance in medical communities can be supported by, among other things, publications in leading peer-reviewed journals of results from studies using our testing services. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our testing services.

Our ability to successfully market our testing services that we have developed, and may develop in the future, will depend on numerous factors, including:

•
generation of sufficient reimbursement or coverage by insurance or governmental payors for our testing services;
•
our ability to demonstrate the utility and value of our testing services to our customers and potential customers;
•
the success of our commercial team, including sales and business development personnel;
•
the recruitment, hiring, and retention of our commercial team personnel;
•
whether our customers and potential customers accept that our testing services are sufficiently sensitive and specific;
•
our ability to educate our customers and potential customers of the utility of the comprehensiveness of our testing services and of testing patients at multiple time points;
•
our ability to continue to fund sales and marketing activities;
•
whether our testing services are considered superior to those of our competitors;
•
any negative publicity regarding our or our competitors’ services resulting from defects or errors;
•
our success obtaining and maintaining patent and trade secret protection for our testing services and technologies; and

•
our success enforcing and defending intellectual property rights and claims.

Failure to achieve broad market acceptance of our testing services would materially harm our business, financial condition, and results of operations.

If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue or achieve and sustain profitability.

Our principal competition comes from commercial and academic organizations that employ various approaches to produce information that is similar to the information that we generate for our customers. These commercial and academic organizations may not utilize our testing services or may not believe them to be superior to those tests that they currently use or others that are developed. Further, it may be difficult to educate our customers and potential customers on the benefits of our comprehensive tests compared to simpler panels provided by our competitors. For example, the information that we provide may be more challenging or require additional resources for our customers to interpret than the information provided by our competitors’ less comprehensive assays. In addition, our suppliers or competitors may announce the development of new products, services or features that results in our customers’ or potential customers’ decision to reduce, postpone or cancel orders from us while they wait to determine which products, services or features are or will be perceived as technologically superior, more commercially successful or adopted as standards in the industry; such decisions by our customers or potential customers may be influenced by their concerns regarding the potential obsolescence of data generated using our testing services and features if our testing services or features are or will not be perceived as technologically superior, commercially successful or adopted as standards in the industry.

Some of our present or potential competitors, including Adela, Inc., Caris Life Sciences, Inc., DELFI Diagnostics, Inc., Exact Sciences Corporation, which it is expected to be acquired by Abbott Laboratories, Inc., in the second quarter of 2026, Foresight, which was acquired by Natera in December 2025, Foundation Medicine Inc., GRAIL, Inc., Guardant Health, Inc., Haystack Oncology, Inc., which was acquired by Quest Diagnostics Incorporated in June 2023, Laboratory Corporation of America Holdings, MedGenome Inc., Myriad, Natera, NeoGenomics, Inc., Predicine, Inc., SAGA Diagnostics AB, and Veracyte, Inc. may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD test. During the year ended December 31, 2025, revenue under our agreement accounted for 8% of our total revenue. See “—We have historically derived a substantial portion of our revenue from DNA sequencing and data analysis services provided to Natera. We no longer have a material commercial relationship with Natera and if we are unable to grow our customer base and diversify our revenue concentration, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” Further, we have partnered with Tempus to expand the sales and marketing of our NeXT Personal Dx tests in four indications and Tempus could in the future develop tests that compete directly or indirectly with our tests or partner with our competitors. If Tempus were to develop competitive tests or partner with our competitors, we or Tempus may terminate the agreement and, upon termination of the agreement, we may be unable to expand our sales force timely to replace the Tempus sales and marketing efforts, which could adversely impact our business or affect our ability to commercialize our testing services. In addition, our present or potential competitors have been or may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. We may also have disputes with our present or potential competitors. See “—Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violations may require us to spend significant time and money, and could in the future prevent us from selling our tests or impact our stock price, any of which could have a material adverse effect.”

Others may develop lower-priced, less complex products and services that pharmaceutical companies could view as functionally equivalent to our current or planned future services, and our competitors may develop services with the same attributes and features as our testing services, which could force us to lower the price of our testing services and impact our operating margins and our ability to achieve and maintain profitability. In addition, companies or governments that control access to genetic testing and related services through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, technological innovations that result in the creation of enhanced services or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized services similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, or if we cannot maintain successful customer or supply relationships with Moderna, Illumina or other present or potential competitors, we may be unable to ensure or increase market acceptance and sales of our current or planned future services, which could prevent us from increasing or sustaining our revenue or achieving or sustaining profitability.

We expect that biopharmaceutical companies will increasingly focus attention and resources on the targeted and personalized cancer diagnostic sector as the potential and prevalence of molecularly targeted oncology therapies approved by the FDA along with companion diagnostics increases. For example, the FDA has approved several such targeted oncology therapies that use companion diagnostics, including the anaplastic lymphoma kinase FISH test from Abbott Laboratories, Inc. for use with Xalkori® from Pfizer Inc., the BRAF kinase V600 mutation test from Roche Molecular Systems, Inc. for use with Zelboraf® from Daiichi-Sankyo/Genentech/Roche, and the BRAF kinase V600 mutation test from bioMerieux for use with Tafinlar® from GlaxoSmithKline. Since companion diagnostic tests are part of FDA labeling, non-FDA cleared tests, such as the ones we currently offer as part of our testing services, would be considered an off-label use and this may limit our access to this market segment. Our customers and potential customers may request, or in some cases have requested, that we consider developing and seeking FDA approval for companion diagnostic tests to accompany those customers’ therapeutic product candidates, and it may be necessary for us to do so in order to successfully compete for the business of these customers. If we do not successfully develop FDA-approved companion diagnostics, we may be at a competitive disadvantage and may be unable to increase market acceptance and sales of our other service or product offerings, which would prevent us from increasing or sustaining our revenue or achieving or sustaining profitability. If we were to develop one or more FDA-approved companion diagnostics, we would incur increased research and development expenses, and such activities may also divert our resources or the attention of our management and may create competing internal priorities for us. In addition, we have limited experience developing diagnostics, have never developed an FDA-approved companion diagnostic, and may be unable to successfully compete against companies with more experience developing and commercializing companion diagnostics.

Additionally, projects related to cancer diagnostics and particularly genomics have in the past received, and may in the future receive, increased government funding, both in the United States of America (the “U.S.”) and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products and services aimed at identifying treatment options will be developed and that these products and services may compete with our testing services. In addition, competitors may develop their own versions of our current or planned future services in countries where we did not apply for or receive patents and compete with us in those countries, including encouraging the use of their products or services by biopharmaceutical companies in other countries.

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from two of our largest customers, Moderna and the VA MVP, and in the past have derived a substantial portion of our revenue from other large customers.

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from Moderna, which accounted for 22% and 28% of our revenue for the years ended December 31, 2025 and 2024, respectively. We also derive a significant portion of our revenue from the VA MVP, which accounted for 17% and 9% of our revenue for the years ended December 31, 2025 and 2024, respectively. We previously derived a significant portion of our revenue from Natera, which accounted for 8% and 30% of our revenue for the years ended December 31, 2025 and 2024, respectively. Our top five customers, including Moderna, the VA MVP and Natera, accounted for 62% and 81% of our revenue for the years ended December 31, 2025 and 2024, respectively. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond Moderna, the VA MVP and Natera, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our testing services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our testing services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our testing services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if we do not win future VA MVP renewals with a value comparable to that of our historical contracted orders, it may have a material adverse effect on our revenue, cash position, and results of operations. See “—We derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to one of our largest customers, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services continues to be substantially reduced, or if our new contract with the VA MVP were to be terminated, our business, financial condition, revenue and other operating results, and cash flows will be materially harmed.” Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Likewise, if Moderna or any of our other significant customers were to reduce or cease their use of our testing services, then our revenue, cash position, and results of operations may be materially adversely impacted. Further, if any of our significant customers were to stop payment for our testing services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We have historically derived a substantial portion of our revenue from DNA sequencing and data analysis services provided to Natera. We no longer have a material commercial relationship with Natera and, if we are unable to grow our customer base and diversify our revenue concentration, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.

In February 2021, we entered into a partnership in the field of personalized oncology with Natera, pairing our NeXT tumor profiling and diagnostic services with Natera’s personalized ctDNA test Signatera™ for treatment monitoring and MRD assessment. Under this non-exclusive agreement, Natera is responsible for validating the design of, and commercialization of, Signatera personalized ctDNA assays using matched tumor and normal exome sequence data from us. The agreement covers MRD testing for both clinical use and research use. Since that time, Natera’s sample volumes have increased such that we currently derive a significant portion of our revenue from sales of our DNA sequencing and data analysis services to Natera under our agreement. For example, revenue under our agreement with Natera accounted for 30% of our total revenue for the year ended December 31, 2024 and only 8% of our total revenue for the year ended December 31, 2025. In December 2024, we amended our agreement with Natera to extend minimum volume commitments through the second quarter of 2025, after which such commitments expired and were not renewed. We no longer have a material commercial relationship with Natera and do not expect to have one going forward, as we are aware that Natera brought such services in-house in lieu of purchasing such services from us. We are also aware of at least one third party supplier of DNA sequencing and analysis services, such that Natera has elected, and may continue to elect in the future, to send a portion (or all) of its samples to its other supplier(s) instead of us, which it is not contractually prohibited from doing, given the non-exclusive nature of our agreement.

Additionally, Natera or other customers may allege that any failures to achieve the required metrics are a breach of our agreement and seek to terminate our agreement prior to its expiration and/or pursue any remedies available to it under the agreement, at law or in equity. Relatedly, we have incurred expenses in connection with our scale-up activities under our agreement with Natera, and we may incur additional expenses in the future to increase our laboratory’s capacity to process increased sample volumes from our other customers. Our activities under our agreement with Natera have had, and activities with our other customers may in the future have, an impact on our business, including diversion of our resources and the attention of our management, including with respect to our internal research and development objectives and projects for our other customers, collaborators and/or partners. If we are unable to successfully increase our laboratory’s capacity and manage any such competing objectives and/or projects for other customers, we may be unable to meet the quality and timing requirements of our agreement with Natera or our other customers, collaborators and/or partners. We may also be unable to successfully research, develop, launch and/or commercialize our testing services or service capabilities. Furthermore, our NeXT Personal test is a next-generation, tumor-informed liquid biopsy assay designed to detect and quantify MRD and recurrence in patients previously diagnosed with cancer. If NeXT Personal or any of our other services is seen as competing with Signatera or any of Natera’s other services, we will still be required to fulfill our obligations to Natera under our agreement, although Natera may elect to send a portion (or all) of its samples to its other supplier(s) and/or bring such services in-house. If the volume of samples received under our agreement with Natera were to be significantly reduced or eliminated, or if our agreement with Natera were to be terminated or not renewed after expiration, and we are unable to grow our customer base and diversify our revenue concentration timely, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.

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

The VA MVP’s contracted orders for DNA sequencing and data analysis services have fluctuated significantly in value over time and are subject to the availability of funding, enrollment of veterans in the VA MVP study, and the VA MVP’s continued demand, if any, for our testing services among other factors. For example, the VA MVP contracted order received in September 2020 had a value of $30.9 million, whereas annual orders (other than 2025) received in subsequent years had values of $10.0 million, or less, which represents a substantial decline. We have no certainty that funding will be made available for our testing services, or that the VA MVP will honor its payment obligations under the current contract and task order, or award any future contracts, contract renewals or contracted orders to us. The priorities of the VA, the VA MVP, or the U.S. government may change, including in response to a health epidemic pandemic, or federal cost-cutting initiatives such as those recently announced and enacted by the current administration. Future task orders from the VA MVP for our DNA sequencing and data analysis services may be reduced or eliminated as a result of reductions in government research spending and federal cost-cutting initiatives. For example, funding for our testing services may be limited or not available, and our business, financial condition, and operating results and cash flows will be materially harmed. Similarly, if we do not win future VA MVP contracts and renewals (whether due to being outbid by a competitor or the VA MVP’s decision not to award a future contract on a timely basis or at all, or to terminate for convenience or failure to renew any contract, for whatever reason) with a value comparable to that of our historical contracted orders, our business, financial condition, revenue and other operating results and cash flows may be materially harmed.

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

Our corporate customers, other than Natera, are primarily biopharmaceutical companies that use our testing services to support clinical trials, including Moderna. Our future success is substantially dependent on our ability to maintain our customer relationships and to establish new ones. Many factors have the potential to impact our customer relationships, including the type of support our customers and potential customers require and our ability to deliver it, our customers’ satisfaction with our testing services, and other factors that may be beyond our control. Furthermore, our customers may decide to decrease or discontinue their use of our testing services due to changes in research and product development plans (including as a result of a public health crisis), failures in their clinical trials (which failures are statistically much more likely to occur than not at some point in the clinical development process, notwithstanding any enhanced patient stratification from the use of our proprietary tests and algorithms), financial constraints, or utilization of internal testing resources or tests performed by other parties, or other circumstances outside of our control.

We engage in conversations with corporate customers regarding potential commercial opportunities on an ongoing basis in the event that one of these customers’ drug candidates is approved. There is no assurance that any of these conversations will result in a commercial agreement, or if an agreement is reached, that the resulting relationship will be successful or that clinical studies conducted as part of the engagement will produce successful outcomes. Speculation in the industry about our existing or potential relationships with biopharmaceutical companies could be a catalyst for adverse speculation about us, our testing services, and our technology, which can adversely affect our reputation and our business. In addition, the termination of these relationships could result in a temporary or permanent loss of revenue.

Our corporate customers’ clinical trials are expensive, can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and early clinical trials. Many of the biopharmaceutical companies that are our customers do not have products approved for commercial sale and are not profitable. These customers must continue to raise capital in order to continue their development programs and to potentially continue as our customers. If our customers’ clinical trials fail or they are unable to raise sufficient capital to continue investing in their clinical programs, our revenue from these customers may decrease or cease entirely, and our business may be harmed. Furthermore, even if these customers have a drug approved for commercial sale, they may not choose to use our testing services as a companion diagnostic with their drug or they may impose additional customization requirements for commercialization, thereby limiting our potential revenue and profits.

Building our clinical laboratory business is subject to a number of reimbursement challenges and we may not be able to establish the medical necessity of our tests for coverage or reimbursement rates that cover our costs.

The coverage and reimbursement status of newly-approved or cleared laboratory developed tests, including our NeXT Dx and NeXT Personal Dx testing services, is uncertain. We are seeking reimbursement for our NeXT Dx and NeXT Personal Dx tests, and other in vitro diagnostic tests we may develop, and if such tests are inadequately covered by insurance or ineligible for such reimbursement, this could limit our ability to derive revenue from any such current or future tests. The commercial success of current or future services in both domestic and international markets may depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, or equivalent foreign programs, managed care organizations, and other third-party payors. The government and other third-party payors are increasingly attempting to contain health care costs by limiting both insurance coverage and the level of reimbursement for new diagnostic tests. As a result, they may not cover or provide adequate payment for any current or future in vitro diagnostic tests that we develop. These payors may conclude that our testing services are not medically necessary, or are less safe, less effective, or less cost-effective than existing or later-introduced services. These payors may also conclude that the overall cost of using one of our tests exceeds the overall cost of using a competing test, and third-party payors may not approve any current or future in vitro diagnostic tests we develop for insurance coverage and adequate reimbursement.

In January 2024, we announced that we received a final Medicare coverage determination for our NeXT Dx offering, extended retroactively to August 29, 2023. In November 2025, we announced that we received Medicare coverage for NeXT Personal Dx for post-treatment surveillance of cancer recurrence in patients with Stage II and III breast cancer, with an effective date of October 7, 2025. In February 2026, we also announced that we received Medicare coverage for NeXT Personal Dx for surveillance of patients with Stage I to III NSCLC with an effective date of January 9, 2026. While we estimate that approximately half of new solid tumor cancer cases will be diagnosed in patients covered by Medicare, the Medicare coverage determination may not be indicative of our ability to obtain coverage with other payors. Even if favorable coverage and reimbursement status is attained for one or more of our testing services, less favorable coverage policies and reimbursement rates may be implemented in the future.

We are pursuing a partner-centric strategy and have key relationships with Tempus, Myriad, Moderna and Merck, among others. These and any other partnering and/or collaboration arrangements that we have entered into or may enter into in the future may not be successful, or may terminate, which could adversely impact our business or affect our ability to develop and commercialize our testing services.

Any current or future collaborations, including any strategic alliances or any collaborations to develop companion diagnostic tests, that we have entered (for example, our strategic alliances with Moderna and Merck; and our collaborations with Tempus; Myriad; ClearNote Health, Inc.; Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); Institut Curie; The Royal Marsden; the Vall d'Hebron Institute of Oncology (VHIO); the University of California, San Diego; Duke University; Vanderbilt University and Johns Hopkins University (the PREDICT study); the Dana-Farber Cancer Institute; the University of Texas M.D. Anderson Cancer Center; University Medical Center Hamburg-Eppendorf (also known as UKE); Criterium and the Academic Breast Cancer Consortium; Yale Cancer Center; Aarhus University; British Columbia Cancer; and University Health Network, or may enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which include that:

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
•
collaborators may not pursue development and commercialization of our testing services or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive services or products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities for our collaborator;
•
collaborators could independently develop, or develop with third parties, services that compete directly or indirectly with our testing services;
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
•
disputes may arise between us and a collaborator that causes the delay or termination of the research, development, or commercialization of our current or future services or that results in costly litigation or arbitration that diverts management attention and resources;
•
collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future services;
•
collaborators may own or co-own intellectual property covering our testing services that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property;
•
collaborators’ activities or use of our testing services or deliverables may create additional regulatory obligations and could lead to side effects or adverse events in patients, exposing us to potential liability or regulatory review;
•
collaborators’ sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings; and
•
we may choose or our collaborators may request or require us to expand our facilities and/or establish new facilities domestically and/or internationally, which may significantly increase our expenses and divert resources and management’s attention. See “—We may need to continue to invest in our infrastructure in advance of increased demand for our testing services; our failure to accurately forecast demand would have a negative impact on our business and our ability to achieve and sustain profitability.” and “—Expansion into international markets would subject us to increased regulatory oversight and regulatory, economic, social, health and political uncertainties, which could cause a material adverse effect on our business, financial position, and results of operations.”

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

We believe that there are only a few manufacturers other than Illumina that are currently capable of supplying and servicing the equipment necessary for our laboratory operations, including sequencers and various associated reagents. Likewise, we believe that there are a limited number of manufacturers and suppliers for other reagents and materials necessary for our laboratory operations, such as the sample preparation reagents required for our ACE technology, which enables our NeXT Platform to provide more comprehensive sequencing coverage, as well as those required to create personalized liquid biopsy panels for each patient as part of our NeXT Personal assay. Although we have evaluated and may continue in the future to evaluate equipment and materials from other suppliers, the use of equipment or materials provided by these replacement suppliers would require us to alter our laboratory operations. Transitioning to a new supplier would be time-consuming and expensive, would likely result in interruptions in our laboratory operations, could affect the performance specifications of our laboratory operations, or could require that we revalidate our tests. Additionally, an existing supplier of ours may allege that such activities constitute a breach of its agreement with us and may cease supplying us with sufficient quantities of materials or equipment that meet our specifications, in a timely manner or at all. Moreover, an existing supplier or third party may allege that such activities, replacement equipment or materials infringe, misappropriate or otherwise violate its intellectual property, and may bring infringement or other intellectual property-related claims against us. See “—Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violations may require us to spend significant time and money, and could in the future prevent us from selling our tests or impact our stock price, any of which could have a material adverse effect.” We cannot assure you that, if we were forced to replace Illumina or another supplier on which we rely, we would be able to secure alternative equipment, reagents, and other materials, and bring such equipment, reagents, and other materials on-line and revalidate them without experiencing interruptions in our workflow. If we encounter delays or difficulties in securing, reconfiguring, or revalidating the equipment and reagents we require for our testing services, our business, financial condition, results of operations, and reputation could be adversely affected.

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

Unlike many industries, our ability to pass increased costs to customers is limited by the structure of reimbursement systems and, if the FDA determines our tests are subject to enforcement as medical devices, medical device pricing. The pricing of many of our testing services are, or will be, established through annual or multi-year contracts with commercial, third-party payors, customers, and group purchasing organizations, and reimbursement methodologies established by government programs, such as Medicare. These arrangements typically include fixed pricing terms that may be negotiated prior to the implementation of the recently announced tariffs. As a result, and depending on the timing and scope of the implementation of these tariffs, cost increases due to tariffs may be difficult or impossible to pass through to customers until the next negotiation cycle, which could be years away.

Current or future tariffs may also result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components. Trade restrictions affecting the import of materials necessary for our tests could result in increased costs to process tests and delays to delivery of our testing services. Increased costs and extended delivery timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.

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

We have a single facility and if it becomes damaged or inoperable, or we are required to vacate our facility, our ability to sell and provide our testing services and pursue research and development efforts may be jeopardized.

We currently derive our revenue from our genomic analysis conducted in our laboratories. Currently, our only clinical reference or research and development laboratory facility is in Fremont, California. Our laboratory facility and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fires, earthquakes, flooding, and power outages, which may render it difficult or impossible for us to sell or perform our testing services for some period of time. Northern California continues to experience serious fires and the San Francisco Bay Area is considered to lie in an area with earthquake risk. The inability to sell or to perform our sequencing and analysis services, disruptions in our operations, or the backlog of samples that could develop if our laboratory facility is inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation or such relationships in the future. For example, from January 2023 through April 2023, we experienced substantial disruption to use of our laboratory facility due to a failure of an electrical bus duct serving that facility. Furthermore, our laboratory facility and the equipment we use to perform our testing services and our research and development work could be costly and time-consuming to repair or replace.

Additionally, a key component of our research and development process involves using biological samples as the basis for the development of our testing services, and our testing services typically involve using biological samples provided by or on behalf of our customers or collaborators. In some cases, these samples are difficult to obtain. If the parts of our laboratory facility where we store these biological samples were damaged or compromised, or if these biological samples or the resulting data were otherwise lost, damaged or compromised due to equipment malfunction, human error or other causes, our ability to pursue our research and development projects or provide our testing services, as well as our reputation, could be jeopardized. For example, we have experienced from time to time, and may experience in the future, equipment malfunctions that have resulted in lost, damaged or compromised samples or resulting data. We carry insurance for damage to our property or to our customer's property while in our possession, and we also carry insurance for the disruption of our business, but these types of insurance may not be sufficient to cover all of our potential losses or liabilities and may not continue to be available to us on acceptable terms, if at all.

Further, if our laboratory facility becomes inoperable, we would likely not be able to license or transfer our technology to other facilities with the qualifications, including state licensure and CLIA certification, that would be necessary to cover the scope of our current and our planned future services. Even if we were to find facilities with such qualifications to perform our testing services, they may not be available to us on commercially reasonable terms.

Our success depends on our ability to provide reliable and timely, high-quality genomic data and analyses and to rapidly evolve to meet our customers’ needs.

Errors, including if our tests fail to accurately detect gene variants, or mistakes, or any other quality issues, including if we fail to or incompletely or incorrectly identify the significance of gene variants, could have a significant adverse impact on our business. We classify variants in accordance with guidelines that are subject to change and subject to our interpretation. There have also been and could in the future be flaws in the databases, third-party tools or algorithms we use, or in the software that handles automated parts of our classification protocol. If we receive poor quality or degraded samples, our tests may be unable to accurately detect gene variants or we may fail to or incompletely or incorrectly identify the significance of gene variants, which could have a significant adverse impact on our business, including our customers returning our tests. In addition, our customers require timely turnaround of high-quality genomic data and analyses, and if we were not able to meet our customers’ specific requirements, it could also have a significant adverse effect on our business. Many of our agreements with our customers grant our customers the right to audit our quality assurance processes. If we fail to meet the standards required by these audits, or if we are unable to remediate any deficient findings from these audits, in a timely manner our customers may terminate their agreements with us and it could have an adverse effect on our business, reputation, and results of operations.

Inaccurate results or misunderstandings of, or inappropriate reliance on, the information we provide to our customers could lead to, or be associated with, lack of efficacy, side effects or adverse events in patients who use our tests, or who rely on our tests to determine therapies to develop, select or monitor, including treatment-related death, and could lead to termination of our testing services or result in claims against us. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend.

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

If we cannot develop services to keep pace with rapid advances in technology, medicine, and science, or if we experience delays in developing such services, our operating results and competitive position could be harmed.

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. Several new cancer drugs have been approved, and a number of new drugs are in pre-clinical and clinical development. There have also been advances in methods used to identify patients likely to benefit from these drugs based on analysis of biomarkers. We must continuously develop new services, enhance any existing services, and avoid delays in such developments and enhancements to keep pace with evolving technologies on a timely and cost-effective basis. Our current services and our planned future services could become obsolete unless we continually innovate and expand them to demonstrate benefit in the diagnosis, monitoring, or prognosis of patients with cancer. New cancer therapies typically have only a few years of clinical data associated with them, and much of that data may not be disclosed by the pharmaceutical company that conducted the clinical trials. This could limit our ability to develop services based on, for example, biomarker analysis related to the appearance or development of resistance to those therapies. If we cannot adequately demonstrate the clinical utility of our testing services and our planned future services to new treatments, sales of our testing services could decline, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Personalized cancer therapies represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development, or delays in or inability to achieve, regulatory approval, commercialization, or payor coverage, any of which could adversely affect our business.

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

Actual or perceived safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical studies, or if approved by applicable regulatory authorities, of physicians to subscribe to the novel treatment mechanics. The FDA or other applicable regulatory authorities may ask for specific post-market requirements, and additional information regarding benefits or risks of our testing services may emerge at any time prior to or after regulatory approval.

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

Our success in implementing our business strategy depends largely on the skills, experience, and performance of key members of our executive management team and others in key management positions. The collective efforts of each of our executives and others working with them as a team are critical to us as we continue to develop our technologies, services, and research and development programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies, and implementing our business strategy. If there are changes to our leadership team, there is a risk to organizational effectiveness and employee retention as well as the potential for disruption to our business. Integrating members into new or different management roles could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. Each member of our executive management team has an employment agreement; however, the existence of an employment agreement does not guarantee retention of members of our executive management team, and we may not be able to retain those individuals or replace them in the event we lose their services. We do not maintain “key person” life insurance on any of our employees.

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

We rely on highly skilled personnel in a broad array of disciplines and if we are unable to hire, retain, or motivate these individuals, or maintain our corporate culture, we may not be able to maintain the quality of our testing services or grow effectively.

Our performance, including our research and development programs and laboratory operations and the quality of our testing services, largely depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and we may not be able to attract or retain qualified personnel in the future, including bioinformatic scientists, bioinformatic engineers, software engineers, statisticians, variant curators, clinical laboratory scientists (“CLS”), and genetic counselors, due to the competition for qualified personnel among life science businesses, technology companies, as well as universities and public and private research institutions, particularly in the San Francisco Bay Area. For example, California has a shortage of qualified CLS, who must be licensed by the California Department of Public Health to perform clinical testing in laboratories located in California such as our CLIA-certified and CAP-accredited laboratory. We face intense competition for, and we have experienced and may in the future experience difficulty attracting and retaining, sufficient numbers of licensed and qualified CLS to support the needs of our business and our laboratory capacity expansion efforts. All of our U.S. employees are at-will, which means that either we or the employee may terminate their employment at any time. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees for reasons that may include movements in our stock price. If we are not able to attract and retain the necessary personnel, including licensed and qualified CLS, to accomplish our business objectives, we may experience constraints that could adversely affect our ability to scale our business and support our research and development efforts and our laboratory operations. We believe that our corporate culture fosters innovation, creativity, and teamwork. However, as our organization grows, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our ability to retain and attract employees and our future success.

We have undertaken in the past, and may in the future undertake, internal restructuring activities that could result in disruptions to our business or otherwise harm our results of operations or financial condition.

From time to time, we may undertake internal restructuring activities as we continue to evaluate and attempt to optimize our cost and operating structure in light of developments in our business strategy and long-term operating plans. For example, in the first quarter of 2023 and in the fourth quarter of 2023, we implemented reductions in our workforce to reduce operating costs and improve operating efficiency that collectively affected nearly 50% of our workforce. Any restructuring activities that we may undertake in the future may result in write-offs or other restructuring charges. There can be no assurance that any restructuring activities that we undertake in the future will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations and disrupt our ongoing business. If any internal restructuring activities we undertake in the future fail to achieve some or all of the expected benefits therefrom, our business, results of operations and financial condition could be materially and adversely affected.

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

We may need to continue to invest in our infrastructure in advance of increased demand for our testing services; our failure to accurately forecast demand would have a negative impact on our business and our ability to achieve and sustain profitability.

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

We expanded our laboratory facility in advance of increased demand for our testing services. Our current and projected future expense levels are to a large extent fixed and are largely based on our current investment plans and our estimates of future test volume. As a result, if revenue does not meet our expectations we may not be able to promptly adjust or reduce our spending to levels commensurate with our revenue, or at all. If we fail to generate demand commensurate with our infrastructure growth or if we fail to scale our infrastructure sufficiently in advance of demand to successfully meet such demand, our business, prospects, financial condition, and results of operations could be adversely affected.

As we commercialize additional services, we may need to incorporate new equipment, implement new technology systems and laboratory processes, or hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher costs, declining service and/or quality, deteriorating customer service, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our testing services and could damage our reputation and the prospects for our business.

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

For example, our operations were previously impacted by the COVID-19 pandemic. The shelter-in-place order and health orders during the COVID-19 pandemic negatively impacted productivity, disrupted our business, and slowed research and development activities due to us limiting access to our laboratory space that would otherwise be used by our research and development group, and, to the extent such orders return in similar or more stringent form, they may cause similar effects on our operations. COVID-19 disrupted, and a future health epidemic or pandemic may disrupt in the future, the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Additionally, we use certain consumables in our operations, and we have faced, and may face in the future, difficulties in acquiring such consumables if our suppliers prioritize orders related to a health epidemic or pandemic or if other supply chain issues arise as a result of such a public health crisis. Several of our customers were delayed in sending us samples due to their inability to collect or ship samples during the COVID-19 pandemic, and these and additional customers may be disrupted from collecting samples or sending purchase orders or samples to us in the future in the event of the emergence of another health epidemic or pandemic.

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

The laws and regulations governing the marketing of clinical laboratory tests are extremely complex and in many instances there are no significant regulatory or judicial interpretations of these laws and regulations. The Federal Food, Drug and Cosmetic Act (the “FDC Act”) defines a medical device to include any instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including a component, part, or accessory, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals, and which does not achieve its primary intended purposes via chemical or metabolic means. Some of our tests may be considered by the FDA to be in vitro diagnostic products that are subject to regulation as medical devices. Among other things, pursuant to the FDC Act and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket authorization, marketing and promotion, and sales and distribution of medical devices in the U.S. to provide reasonable assurance that medical devices distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices.

Although the FDA has statutory authority to assure that medical devices are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to LDTs, which are a subset of in vitro diagnostic devices that are intended for clinical use and designed, manufactured, and used entirely within a single laboratory. We currently market our tests used in our testing services as LDTs and, therefore, we believe that they are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDC Act provisions.

In addition, we cannot be certain that the FDA will not enact rules or guidance documents that could impact our ability to purchase certain materials necessary for the performance of our testing services, such as products labeled for research use only. Should any of the reagents obtained by us from suppliers and used in providing our testing services be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting, or prohibiting the purchase of reagents necessary to perform testing.

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

If the FDA determines that our tests are subject to enforcement as medical devices, or if foreign regulatory authorities regulate our tests as IVDs, we could incur substantial costs and time delays associated with satisfying statutory and regulatory requirements such as pre-market clearance, approval or certification, and we could incur additional expense in offering our tests and tests that we may develop in the future.

If the FDA determines that our tests and associated software do not fall within the definition of an LDT, or if we voluntarily submit one or more of our tests for premarket authorization from the FDA as medical devices, we may be required to obtain premarket clearance for our tests and associated software under Section 510(k) of the FDC Act, granting of a De Novo authorization request under Section 513(f)(2) of the FDC Act, or approval of a premarket approval application (“PMA”) under Section 515(c) of the FDC Act. We would also be subject to ongoing regulatory requirements such as registration and listing requirements, labeling requirements, medical device reporting requirements, and current good manufacturing practice requirements. If our tests are considered medical devices not subject to enforcement discretion, or if we voluntarily submit one or more of our tests for marketing authorization from the FDA as medical devices, the regulatory requirements to which our tests are subject would depend on the FDA’s classification of our tests. The FDA has issued regulations classifying generic types of medical devices into one of three classes (Class I, Class II, or Class III) depending on the risk of the device for use as intended and the degree of regulation that the FDA finds necessary to provide reasonable assurance of their safety and effectiveness. The class into which a device is placed determines the requirements that a medical device manufacturer must meet both pre- and post-market. On January 31, 2024, FDA announced its intent to initiate a reclassification process for most IVDs that are currently Class III (high risk), the majority of which are infectious disease and companion diagnostic IVDs, into Class II (moderate risk) with special controls. This reclassification would allow manufacturers of certain types of IVDs to seek marketing clearance through the less burdensome Class II 510(k) premarket notification pathway rather than the Class III premarket approval (PMA) pathway, the most stringent type of FDA medical device review.

Generally, Class I devices do not require premarket authorization, but are subject to a comprehensive set of regulatory requirements referred to as general controls. Class II devices, in addition to general controls, generally require special controls and premarket authorization through either the submission of a section 510(k) premarket notification or the submission of a De Novo authorization request under Section 513(f)(2) of the FDC Act. Class III devices are subject to general controls and special controls, and also require premarket approval prior to commercial distribution, which is a more rigorous process than premarket clearance. Under the FDC Act, a device that is first marketed after May 28, 1976 is by default a Class III device requiring premarket approval unless it is within a type of generic device class that has been classified as Class I or Class II. Even if a device falls under an existing Class II, non-exempt, device classification, the device must also be shown to be “substantially equivalent” to a legally marketed predicate device through submission of a section 510(k) premarket notification. If after reviewing a firm’s 510(k) premarket notification, the FDA determines that a device is not substantially equivalent to a legally marketed predicate device, the new device is classified into Class III, requiring premarket approval. It is possible for a manufacturer of a device of a new type to obtain a Class I or Class II designation, if there is no appropriate predicate and the device is low to moderate risk by submitting a De Novo request for reclassification.

The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from three to 12 months, but it can take significantly longer and clearance is never guaranteed. Similarly, the process for submitting a De Novo authorization request and receiving FDA’s granting of the request usually takes from four to 18 months, but it can take significantly longer and such granting of the request is never guaranteed. The process for submitting and obtaining FDA approval of a PMA is much more costly, lengthy, and uncertain. It generally takes from one to three years or even longer and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the De Novo authorization or

510(k) clearance process. Despite the time, effort and expense expended, there can be no assurance that a particular device ultimately will receive marketing authorization from the FDA.

If premarket review of our tests is required, the premarket review process may involve, among other things, successfully completing additional clinical trials. If we are required to conduct premarket clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our service development costs, delay commercialization of any future services, and interrupt sales of our current testing services. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the concerns around genetic testing, the nature of the protocol, the proximity of patients to clinical sites, and the eligibility criteria for the clinical trial.

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

The FDA requires medical device manufacturers to comply with, among other things, current good manufacturing practices for medical devices, set forth in the Quality Management System Regulation at 21 C.F.R. Part 820, which took effect on February 2, 2026, and requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures during the manufacturing process; the medical device reporting regulation, which requires that manufacturers report to the FDA if their device or a similar device they market may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; labeling regulations, including the FDA’s general prohibition against promoting devices for unapproved or “off-label” uses; the reports of corrections and removals regulation, which requires manufacturers to report to the FDA if a device correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the FDC Act caused by the device which may present a risk to health; and the establishment registration and device listing regulation.

Moreover, there can be no assurance that any authorized labeling claims will be consistent with our current claims or adequate to support continued adoption of our testing services. If premarket review is required for some or all of our tests, the FDA may require that we stop using such tests in our testing services pending marketing authorization, which would negatively impact our business. Even if our testing services are allowed to remain on the market prior to marketing authorization of our tests, demand for our testing services may decline if there is uncertainty about our tests, if we are required to label our tests as investigational by the FDA, or if the FDA limits the labeling claims we are permitted to make for our testing services. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our testing services, or from other services now in development.

In addition, any marketing authorization that we may obtain for our tests may contain requirements for costly post-market testing and surveillance to monitor the safety or effectiveness of the tests. The FDA has broad post-market enforcement powers, and if unanticipated problems with our tests arise, or if we or our suppliers fail to comply with regulatory requirements following FDA marketing authorization, we may become subject to enforcement actions such as:

•
restrictions on manufacturing processes;
•
restrictions on marketing of our tests;
•
warning letters;
•
withdrawal or recall of our tests from the market;
•
refusal to provide marketing authorization for pending PMAs, De Novo requests, or 510(k)s, or supplements to approved PMAs, granted De Novo authorization requests, or cleared 510(k)s that we submit;
•
fines, restitution, or disgorgement of profits or revenue;
•
suspension or withdrawal of regulatory clearances or approvals;
•
limitation on, or refusal to permit, import or export of our tests;

•
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

In addition, many of the products we use to perform our tests, including sequencers and various associated reagents supplied to us by Illumina, are labeled as research use only (“RUO”) in the U.S. RUO products are exempt from FDA medical device requirements provided their manufacturers comply with specified labeling and restrictions on distribution. The products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” Manufacturers of RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and RUO products cannot be intended by the manufacturer for clinical diagnostic use. A product promoted for diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDC Act and is subject to FDA enforcement activities, including requiring the manufacturer to seek marketing authorization for the products. We currently use Illumina and other RUO products for our clinical diagnostic tests. If the FDA were to require clearance, approval or authorization for the sale of Illumina’s RUO products and if Illumina does not obtain such clearance, approval or authorization, we would have to find an alternative sequencing platform for some or all of our clinical diagnostic tests. We currently have not validated an alternative sequencing platform on which our tests could be run in a commercially viable manner. If we were not successful in selecting, acquiring on commercially reasonable terms and implementing an alternative platform on a timely basis, our business, financial condition and results of operations would be adversely affected. Similarly, a finding that any of our other suppliers failed to comply with applicable requirements could result in interruptions in our ability to supply our testing services to the market and adversely affect our operations.

In addition, if we offer tests or services to customers within the EEA (and Northern Ireland) (whether directly or via intermediaries) that fall within the scope of the IVDR, we would be required to comply with strict requirements in order to affix the CE mark to products related to our testing services, including requirements for clinical evidence, pre-market assessment of safety and performance, quality management system, traceability of products, promotion and advertising, and conduct costly post-market testing and surveillance to monitor the safety or effectiveness of the tests related to our testing services in the EEA and detailed reporting obligations.

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

Although we market our test services as LDTs that are currently subject to the FDA’s exercise of enforcement discretion, if any of our testing services fail to comply with FDA regulatory requirements as enforced, or if we are required or voluntarily submit one or more of our test services for marketing authorization from the FDA as medical devices, we would be subject to the applicable requirements of the FDC Act and the FDA’s implementing regulations. The FDA is empowered to impose sanctions for violations of the FDC Act and the FDA’s implementing regulations, including warning letters, civil and criminal penalties, injunctions, product seizure or recall, import bans, restrictions on the conduct of our operations and total or partial suspension of production. Any of the aforementioned sanctions could cause reputational damage, undermine our ability to maintain and increase our revenue, and harm our business, financial condition, and results of operations. In particular, if we or the FDA discover that any of our testing services have defects that call into question the accuracy of their results, we may be required to undertake a retest of all results and analyses provided during the period relevant to the defect, or recall the affected services. The direct costs incurred in connection with such a recall in terms of management time, administrative, and legal expenses and lost revenue, together with the indirect costs to our reputation, could harm our business, financial condition, and results of operations, and our ability to execute our business strategy. While we believe that we are currently in material compliance with applicable laws and regulations as currently enforced, the FDA or other regulatory agencies and authorities may not agree, and a determination that we have violated these laws or a public announcement that we are being investigated for possible violations of these laws could adversely affect our business, financial condition, results of operations, and prospects.

Disruptions to the operations of the FDA, the SEC and other government agencies, including those caused by funding shortages or executive branch policies, in addition to substantial uncertainty regarding the current administration’s initiatives and staffing cuts and how these might impact the FDA, the SEC and other governmental agencies implementation of laws, regulations, policies and guidance, and its personnel, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business and our business partners may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept payment of user fees, the availability of personnel and other resources, statutory, regulatory and policy changes that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions, and business disruptions, such as those caused by the COVID-19 pandemic. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including grants that fund research and development activities by academic institutions, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business through our commercial relationships with pharmaceutical companies and collaborations with academic institutions. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough FDA, SEC and other government employees and stop activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. If a subsequent prolonged government shutdown occurs, it and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process regulatory submissions of our pharma customers or collaboration partners, which could have a material adverse effect on our business. Further, future government shutdowns and/or employee terminations or resignations or could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations, or to timely obtain patent protection in the U.S. to protect our technology. Moreover, federal funding under the current administration of certain activities such as research and development grants to academic institutions has been, and may continue to be, more limited than recent historical funding.

There is substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over the product candidates of our customers and collaboration partners and any products for which they obtain approval. This uncertainty could present new challenges to navigating development and approval of product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on the ability of our pharma customers or collaboration partners to obtain guidance from the FDA on their product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or our customers or collaboration partners, or create a more challenging or costly environment to pursue the development of new products.

If our information technology systems or data, or those of third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to increase, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our testing services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, attacks enhanced or facilitated by artificial intelligence ("AI"), software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, natural disasters, terrorism, and other similar threats. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our testing services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful.

Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. Most of our employees are working remotely at least part of the time and such remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, on-site systems and cloud-based data centers, systems handling human resources, financial reporting and controls, customer relationship management, regulatory compliance, and other infrastructure operations. We also communicate sensitive data, including patient data, electronically, and through relationships with multiple third-party vendors and their subcontractors. These applications and data encompass a wide variety of sensitive information, including research and development information, patient data, commercial information, and business and financial information. Our ability to monitor these third parties’ security practices is limited, and these third parties may not have adequate security measures in place. For example, in December 2025, we received notice from our e-mail service provider about certain suspicious Personalis email account activity. Upon notification of this incident, we conducted a thorough investigation and determined that a threat actor had gained access to a small number of user accounts and some patients’ PHI may have been accessed. We are not aware of any unauthorized access to our financial systems or records or any impact to our test processing systems. While we have taken steps to (a) notify the affected patients and the U.S Department of Health and Human Services, Office of Civil Rights of the incident, as required by law, and (b) mitigate the potential for incidents to occur in the future, there can be no assurance that these measures will be effective.

If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or that of the third parties with whom we work have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our testing services.

Despite the measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from conducting tests, preparing and providing reports to our customers, billing customers, collecting revenue, handling inquiries from our customers, conducting research and development activities, and managing the administrative aspects of our business. For example, in 2018, we experienced downtime in our information technology systems in connection with the adoption of new information technology, and our results of operations in the first and second quarters of 2018 were adversely affected as a result. In 2024, we experienced downtime in our information technology systems due to human error in connection with an upgrade by one of our third-party vendors to one of our information technology systems. Our results of operations were not materially adversely affected in the case of the latter downtime. Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our testing services.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain certain measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). However, we have not detected, and may not in the future, detect, and remediate all such vulnerabilities, including on a timely basis. Further, we have experienced, and may in the future experience, delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Further, if the information technology systems of the third parties with whom we work become subject to security incidents, we may have insufficient recourse against such third parties, and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

We employ a shared responsibility model where our customers and partners are responsible for configuring and implementing security measures related to our platform. As part of this model, we make certain security features available to users that can be implemented at their discretion or identify security areas or measures for which they are responsible. For example, users can choose whether to implement and enforce multifactor authentication to access their accounts. In certain cases where users choose not to implement, or incorrectly implement, those features or measures, misuse our testing services, or otherwise experience their own vulnerabilities, policy violations, credential exposure or security incidents, even if we are not the cause of a resulting customer security issue or incident, our customer and partner relationships, reputation, and revenue may be adversely impacted.

Any of the previously identified or similar threats have in the past, and may in the future, cause a security incident or other interruption that have in the past, and may in the future, result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our testing services and otherwise conduct our business in the ordinary course.

Unauthorized access, loss, or dissemination could also damage our reputation or disrupt our operations, including our ability to conduct our analyses, deliver test results, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process, and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. For example, like many companies, we use Log4j with respect to certain software or systems to log security and performance information. In early 2022, we discovered a Log4j vulnerability in our environment although to date we have found no indication that our or our partners’ data was exposed. Upon learning of this vulnerability, we applied a patch and made updates to our systems and infrastructure intended to reduce risks associated with the vulnerability. In December 2025, we received notice from our e-mail service provider about certain Personalis suspicious account email activity. See “— If our information technology systems or data, or those of third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.” We are not aware of any unauthorized access to our financial systems or records.

Applicable data privacy and security obligations, including applicable federal and/or state breach notification laws and foreign equivalents, as well as public company disclosure obligations, may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, regulatory authorities and our stockholders, of certain security incidents or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal information); litigation (including class claims) and mass arbitration; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers or partners to stop using our testing services, deter new customers or partners from using our testing services, and negatively impact our ability to grow and operate our business. Whether a cybersecurity incident is reportable to our stockholders may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of AI technologies.

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

In the United States, federal, state, and local governments have enacted numerous data privacy, and security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, the Health Insurance Portability and Accountability Act ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Penalties for failure to comply with HIPAA and HITECH include significant civil monetary penalties and criminal penalties in certain circumstances with fines up to $250,000 per violation and/or imprisonment. Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective and applicable to us, we may have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. Similarly, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, "CCPA") applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, including those noted below. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the CPRA expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado, Connecticut and Utah have also enacted comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our testing services. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely and our customers. Additionally, several states and localities have enacted statutes banning or restricting the collection of biometric information and regulators, such as the Federal Trade Commission, have indicated that use of biometric technologies (including facial recognition technologies) may be subject to additional scrutiny.

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

In the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the EEA and the U.K. have significantly restricted the transfer of personal information to the U.S. and other countries whose data privacy and security laws they generally believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and U.K. to the U.S. in compliance with law, such as the EEA’s standard contractual clauses, the U.K.'s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (and U.K. extension thereto) (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in such framework), these mechanisms are susceptible to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the U.S. If there is no lawful manner for us to transfer personal information from the EEA, the U.K. or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and U.K. to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. EEA countries may also introduce national legislation further limiting the processing of personal genetic, biometric, or health data, which could limit our ability to collect, use and share data originating from the EEA, or could cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition. The U.S. is also increasingly scrutinizing certain personal data transfers and may impose data localization requirements, for example, the U.S. Department of Justice’s rule entitled the Preventing Access to U.S Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons.

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

Our employees and personnel may use generative AI, agentic AI, and/or automated decision-making technologies (collectively, “AI”) to perform their work, and the disclosure and use of personal information in AI technologies is subject to various data privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use AI, it could make our business less efficient and result in competitive disadvantages.

Obligations related to data privacy and security (and consumers' data privacy and security expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our platform, services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal information, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, because we process PHI, personal information and sensitive information, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model, including causing us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We typically rely on our customers to obtain valid and appropriate consents from data subjects whose genetic samples and data we process on such customers’ behalf particularly with respect to our RUO and clinical trial services, and we also typically rely on each provider ordering our LDTs or diagnostic services to obtain valid and appropriate consent from each of his or her patients whose genetic samples and data we process on such patient's behalf. Given that we do not typically obtain direct consent from such data subjects or patients, and we do not audit our customers or the ordering providers to ensure that they have obtained the necessary consents required by law, the failure of our customers or the order providers to obtain consents that are valid under applicable law could result in our own non-compliance with data privacy and security laws. For example, our NeXT Personal RUO test leverages WGS, and the scope of existing consents from our customers' clinical trial subjects may be insufficient to cover use of NeXT Personal on their samples, which may either limit uptake of NeXT Personal or expose our customers and ourselves to risk of exceeding the scope of prior consent for specimen testing. A failure, or a perceived failure, to address or comply with U.S. and foreign data privacy and security laws could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data privacy and security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, and results of operations.

If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing data privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, clinical trials); interruptions or stoppages of data collection needed to train our algorithms; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our testing services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

As a clinical laboratory, our business practices may face additional scrutiny from government regulatory agencies and authorities such as the Department of Justice, the U.S. Department of Health and Human Services ("HHS") Office of Inspector General (the “OIG”), and CMS. Certain arrangements between clinical laboratories and referring physicians have been identified in fraud alerts issued by the OIG as implicating the Anti-Kickback Statute. The OIG has stated that it is particularly concerned about these types of arrangements because the choice of laboratory, as well as the decision to order laboratory tests, typically are made or strongly influenced by the physician, with little or no input from patients. Moreover, the provision of payments or other items of value by a clinical laboratory to a referral source could be prohibited under the Stark Law unless the arrangement meets all criteria of an applicable exception. The government has been active in enforcement of these laws as they apply to clinical laboratories.

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

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is unclear how such future efforts to repeal and replace the ACA will impact the ACA and our business. Additional legislation may be enacted that further amends, or repeals, the ACA, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our and our customers’ business. The current administration is also pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business and our customers. Recent actions, for example, include directing agencies to reduce agency workforce and cut programs and imposing tariffs on imported products. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. prices for certain health care products and services, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.

In addition, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain until 2032 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”) repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates, and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the APMs, and the Merit-based Incentive Payment System. Under both APMs and MIPS, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments.

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

The OBBBA includes significant tax provisions that may materially affect our tax position. Key elements of the OBBBA include the permanent extension of certain expiring tax provisions, modifications to the international tax framework, and the restoration of favorable tax treatment for select business incentives. Changes introduced by the OBBBA—as well as any future federal tax reform—may impact corporate tax rates, the realization of our U.S. deferred tax assets, the taxation of foreign earnings, and the deductibility of certain expenses. These changes could materially affect the value of our deferred tax assets, result in significant one‑time charges in current or future periods, or increase our future U.S. tax expense. In addition, the extent to which individual states will conform to the OBBBA or future federal tax legislation remains uncertain. Any such developments could have a material adverse effect on our business, cash flows, financial condition, or results of operations.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. states and territories, as well as various non-U.S. jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each jurisdiction. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the OBBBA, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. The foregoing items could increase our future tax expense, change our future intentions regarding reinvestment of foreign earnings, and could have a material adverse effect on our business, financial condition and results of operations. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We currently do not report our environmental emissions and absent a legal requirement to do so we currently do not plan to report our environmental emissions, and lack of reporting could result in certain investors declining to invest in our common stock. As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. For example, California enacted Assembly Bill 1305 (“AB 1305”) in 2024 which created new annual disclosure requirements regarding substantiation of certain climate-related statements, and, if we report climate related statements in the future, could increase our compliance and reporting costs. Additionally, the SEC adopted rules designed to enhance and standardize climate-related disclosures, which have been stayed pending judicial review. If these rules or other climate-related disclosures rules become effective, they may significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our stock price. In the event that we communicate certain initiatives or goals regarding ESG matters in the future, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of certain investors and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects may be adversely affected.

Intellectual Property Risks

Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violations may require us to spend significant time and money, and could in the future prevent us from selling our tests or impact our stock price, any of which could have a material adverse effect.

Our commercial success will depend, in part, on our avoiding infringement of patents and the infringement, misappropriation, or other violation of proprietary rights of third parties, including, for example, the intellectual property of competitors. There is extensive intellectual property litigation involving the biotechnology and pharmaceutical industries and genetic sequencing technology, including with regard to liquid biopsy assays such as those designed to detect or quantify MRD or recurrence in patients previously diagnosed with cancer. Our activities may be subject to claims that we infringe or otherwise violate patents owned or controlled by third parties. Numerous U.S. and foreign patents and pending patent applications exist in the genetic testing market and are owned by third parties. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. For example, we are aware of several third-party issued U.S. patents and pending patent applications with claims relating to genetic sequencing technology and methodology that may be asserted against us and may be construed to encompass our testing services. In order to avoid liability related to an allegation of infringement of these third-party patents, we may find it necessary or prudent to initiate invalidity proceedings against such patents or to obtain licenses from such third-party intellectual property holders. If we are not able to invalidate such patents or obtain or maintain a license on commercially reasonable terms and such third parties assert infringement claims against us, we may be prevented from exploiting our technology and our business, financial condition, results of operations, and prospects may be materially and adversely affected. We may also be unaware of patents that a third party, including for example a competitor in the genetic testing market, might assert are infringed by our business. There may also be patent applications that, if issued as patents, could be asserted against us. Patent applications in the U.S. and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. patent applications that will not be filed outside the U.S. can remain confidential until patents issue. Therefore, patent applications covering our testing services or technologies could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our testing services, technologies, and their use. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent, and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market our testing services. Further, we may incorrectly determine that our technologies or services are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our testing services.

Third-party intellectual property right holders may also actively bring infringement or other intellectual property-related claims against us, even if we have received patent protection for our technologies and services. Regardless of the merit of third parties’ claims against us for infringement, misappropriation, or violations of their intellectual property rights, such third parties may seek and obtain injunctive or other equitable relief, which could effectively block our ability to perform our tests. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay our development or sales of any tests or other activities that are the subject of such suit. Defense of these claims, even if such claims are resolved in our favor, could cause us to incur substantial expenses and be a substantial diversion of our employee resources even if we are ultimately successful. Any adverse ruling or perception of an adverse ruling in defending ourselves could have a material adverse impact on our cash position and stock price. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources.

As we continue to commercialize our tests in their current or an updated form, launch different and expanded tests, and enter new markets, other competitors or potential competitors might claim that our tests infringe, misappropriate, or violate their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. If such a suit were brought, regardless of merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. Even if we are successful in defending against such a suit, we could incur substantial costs and diversion of the attention of our management and technical personnel in defending ourselves against such claims. A court of competent jurisdiction could hold that third-party patents asserted against us are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any services or technologies we may develop and any other technologies covered by the asserted third-party patents and any adverse ruling or perception of an adverse ruling in defending ourselves could have a material adverse impact on our cash position and stock price. If we are found to infringe, misappropriate, or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such rights are invalid or unenforceable, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement; obtain one or more licenses from third parties in order to continue developing and marketing our testing services and technology, which may not be available on commercially reasonable terms (if at all) or may be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us; pay substantial royalties and other fees; and redesign any infringing tests or other activities, which may be impossible or require substantial time and monetary expenditure; or be prohibited from commercializing certain tests, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new services in the future.

In the future, we may identify additional third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new services. However, such licenses may not be available on acceptable terms, or at all. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our testing services. Such royalties are a component of the cost of our testing services and may affect the margins on our testing services. In addition, such licenses may be nonexclusive, which could give our competitors access to the same intellectual property licensed to us. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if our licensors fail to abide by the terms of the licenses, if our licensors fail to prevent infringement by third parties, or if the licensed patents or other rights are found to be invalid or unenforceable, our business, financial condition, results of operations, and prospects could be materially and adversely affected.

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

Developments or uncertainty in the patent statute, patent case law, or U.S. Patent and Trademark Office (“USPTO”), rules and regulations may impact the validity, scope or enforceability of our patent rights, thereby impairing our ability to protect our testing services.

Our patent rights, their associated costs, and the enforcement or defense of such patent rights may be affected by developments or uncertainty in the patent statute, patent case law, or USPTO rules and regulations.

The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents. As such, we do not know the degree of future protection that we will have on our technologies, and services. While we will endeavor to try to protect our technologies, and services with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive, and sometimes unpredictable.

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

Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies and services are obtained, once the patent life has expired, we may be open to competition from competitive services. Our issued patents will expire on dates ranging from 2033 to 2042, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2045. In addition, although upon issuance in the U.S., a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our technologies and services, our competitive position, business, financial condition, results of operations, and prospects will be adversely affected.

If we are not able to obtain and enforce patent protection for any services we develop and for our technologies, or if the scope of patent protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize services and technology similar or identical to ours, and our ability to successfully commercialize our testing services and technologies may be adversely affected.

We have applied, and we intend to continue applying, for patents covering such aspects of our technologies as we deem appropriate. However, the patent process is expensive, time consuming, and complex, and we may choose not to, or we may not be able to, apply for patents on certain aspects of our testing services and other technologies in a timely fashion, at a reasonable cost, in all jurisdictions or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition.

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

Others may independently develop similar or alternative technologies or design around technologies for which we may not be able to obtain patent protection. In addition, any patent applications we file may be challenged and may not result in issued patents or may be invalidated, rendered unenforceable or narrowed in scope after they are issued, and there is no guarantee any of our issued patents include or will include claims that are sufficiently broad to cover our testing services, and other technologies or to provide meaningful protection from our competitors. Consequently, we do not know whether any of our platform advances, services, and other technologies will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or services in a non-infringing manner.

Even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our technologies and services, or prevent others from designing around our claims. Any finding that our patents or applications are invalid, unpatentable, or unenforceable could harm our ability to prevent others from practicing the related technology, and a finding that others have inventorship or ownership rights to our patents and applications could require us to obtain certain rights to practice related technologies, which may not be available on favorable terms, if at all. If we initiate lawsuits to protect or enforce our patents, or litigate against third-party claims, which would be expensive, and, if we lose, we may lose some of our intellectual property rights. Furthermore, these lawsuits may divert the attention of our management and technical personnel. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the granted claims thus attacked, or may lose the granted claims altogether. An adverse determination in any such proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology and services and compete directly with us, without payment to us, or result in our inability to commercialize our testing services and technologies without infringing third-party patent rights. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future services, or technologies. In addition, there can be no assurance that:

•
others will not or may not be able to make, use, offer to sell, or sell tests that are the same as or similar to our testing services but that are not covered by the claims of the patents that we own or license;
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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability. Some of our patents or patent applications have been challenged or may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of any services or technologies that we may develop, which could lead to increased competition to our business and harm our business. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to our technologies or services. Furthermore, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications for any application with an effective filing date before March 16, 2013.

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

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, others may infringe our patents or the patents of our licensing partners. For example, in the past we filed complaints against Foresight for infringement of certain of our patents relating to detection of MRD, which complaints we agreed to stipulate to dismiss, pursuant to a settlement agreement with Foresight in June 2024. In addition, our patents or the patents of our licensors may become involved in inventorship, priority, or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our asserted patent covering our testing services is invalid or unenforceable, and the court may agree that our asserted patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our testing services or the services or products of our competitors. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. An adverse result in any litigation or other proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. For example, two of our patents were recently challenged and subsequently invalidated during inter partes reviews initiated by Foresight. Such a loss of patent protection could have a material adverse impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

We seek protection for certain aspects of our technologies, and services through the filing of patents, registration of copyrights, and use of non-disclosure agreements. In addition, we also rely on trade secrets and proprietary know-how protection for our confidential and proprietary information, and we have taken security measures to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know-how, or other confidential information. Among other things, we seek to protect our trade secrets, know-how, and confidential information by entering into confidentiality agreements with parties who have access to them, such as our employees, collaborators, contract manufacturers, consultants, advisors, and other third parties. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Moreover, there can be no assurance that any confidentiality agreements that we have with our employees, consultants, or other third parties will provide meaningful protection for our trade secrets, know-how, and confidential information or will provide adequate remedies in the event of unauthorized use or disclosure of such information. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Accordingly, there also can be no assurance that our trade secrets or know-how will not otherwise become known or be independently developed by competitors.

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

Trade secrets and know-how can be difficult to protect as trade secrets and know-how will over time be disseminated within the industry through independent development, the publication of journal articles, and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Because from time to time we expect to rely on third parties in the development, manufacture and provision of our testing services, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, license agreements, collaboration agreements, supply agreements, consulting agreements, or other similar agreements with our advisors, employees, collaborators, licensors, suppliers, third-party contractors, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets and know-how. Despite the contractual provisions employed when working with third parties, the need to share trade secrets, know-how, and other confidential information increases the risk that such trade secrets and know-how become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or know-how, or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.

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

Filing, prosecuting, maintaining, defending, and enforcing patents on our testing services and technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. Competitors may use our technologies in jurisdictions where we have not sought or obtained patent protection to develop their own products and services and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the U.S. These services and products may compete with our testing services and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant challenges in establishing and enforcing their proprietary rights outside of the U.S. These challenges can be caused by the absence or inconsistency of the application of rules and methods for the establishment and enforcement of intellectual property rights outside of the U.S. In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to healthcare. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries, including EU countries, India, Japan, and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit given that we may have limited remedies available if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents and limit our potential revenue opportunities. Furthermore, patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we have chosen and in the future may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Proceedings to defend or enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the U.S. and foreign countries may affect our ability to obtain adequate protection for our testing services and other technologies and the enforcement of intellectual property. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

Our use of “open source” software could subject our proprietary software to general release, adversely affect our ability to sell our testing services and subject us to possible litigation.

A portion of the products, services or technologies licensed, developed, and/or distributed by us incorporate so-called “open source” software and we may incorporate open source software into other products, services or technologies in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. Some open source licenses contain requirements that we disclose source code for modifications we make to the open source software and that we license such modifications to third parties at no cost. In some circumstances, distribution of our software in connection with open source software could require that we disclose and license some or all of our proprietary code in that software, as well as distribute our technologies or provide our testing services that use particular open source software at no cost to the user. We monitor our use of open source software in an effort to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code; however, there can be no assurance that such efforts will be successful. Open source license terms are often ambiguous and such use could inadvertently occur. There is little legal precedent governing the interpretation of many of the terms of these licenses, and the potential impact of these terms on our business may result in unanticipated obligations regarding our testing services and technologies. Companies that incorporate open source software into their products have, in the past, faced claims seeking enforcement of open source license provisions and claims asserting ownership of open source software incorporated into their products. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of an open source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the provision of our testing services. In addition, if we combine our proprietary software with open source software in certain ways, under some open source licenses, we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products and services that are similar to or better than ours and otherwise adversely affect our business. These risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, financial condition, and results of operations.

If we fail to comply with our obligations under license or technology agreements with third parties, we may be required to pay damages and we could lose license rights that are critical to our business.

We license certain intellectual property that is important to our business, and, in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. For example, our agreements with third parties, such as Illumina, include certain non-exclusive license rights that are essential to the operation of our business as it is currently conducted. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our testing services or inhibit our ability to commercialize future services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain technologies, including those of Illumina, are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We, or our licensors, may be subject to claims that former employees, collaborators, or other third parties have an interest in our patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we, or our licensors, may have inventorship disputes arise from conflicting obligations of employees, consultants, or others who are involved in developing our testing services or technologies. Litigation may be necessary to defend against these and other claims challenging inventorship or our licensors’ ownership of our owned or in-licensed patents, trade secrets, or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our testing services or technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or sales and marketing initiatives. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruption to and volatility in the credit and financial markets in the U.S. and worldwide resulting from macroeconomic conditions, actual or perceived changes in interest rates and inflation, geopolitical conflicts and government shutdowns. In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to us. While we believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months, rising costs and interest rates due to inflation or other economic conditions may cause our capital expenditures and operating expenses to increase more than expected, and we cannot assure you that we will generate sufficient revenue from commercial sales to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional funding on acceptable terms, or at all, or if we consume our existing capital more quickly than expected, it could negatively impact our ability to retain and attract employees and our competitive position, business, financial condition, results of operations, and prospects will be adversely affected.

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
•
announcements by us or our competitors relating to significant acquisitions, strategic partnerships, joint ventures, collaborations, capital commitments, or by or pertaining to our customers, particularly Moderna and the VA MVP, as our largest customers;

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

The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of tariffs and recession concerns). These disruptions can result in severely diminished liquidity and credit availability, increases in inflation, declines in consumer confidence, declines in economic growth, swings in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the impact of tariffs, other restrictive trade policies, supply chain disruptions, labor shortages, fluctuations in currency exchange rates, changes in interest rates, military conflict, acts of terrorism, government shutdowns or other geopolitical events. Sanctions imposed, and other actions taken, by the United States and other countries in response to geopolitical conflicts, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Deterioration in credit and financial markets and confidence in economic conditions may continue. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds could also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon development or commercial initiatives. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

Other international and geo-political events could also have a serious adverse impact on our business. While we cannot predict the broader consequences, geo-political conflicts and retaliatory and counter-retaliatory actions could continue to affect, and potentially materially adversely affect, global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

Our directors, executive officers and their affiliates, and holders of greater than five percent of our outstanding common stock, if they were to act together, would be able to exercise significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock and may not be in the best interests of our other stockholders. In November 2023, we entered into the Tempus Agreement (see Note 8 to our audited Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information), pursuant to which, Tempus agreed to certain voting commitments that require Tempus to vote the shares it acquired from exercising its warrants for our common stock in accordance with the recommendations of the majority of our board of directors with respect to director nominations for any meeting of our stockholders occurring on or before December 31, 2025, as well as various compensation-related matters. These voting commitments terminate when the parties’ exclusivity obligations expire or terminate under the Tempus Agreement. In addition, in December 2024, we entered into an Investment Agreement with Merck (see Note 8 to our audited Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information) pursuant to which Merck agreed to certain voting commitments that require Merck to vote, subject to specified exceptions, any shares of our common stock that Merck owns in accordance with the recommendations of our board of directors. Such voting commitments generally apply to director nominations for any meeting of our stockholders, amendments to our charter to increase the authorized shares of our common stock, various compensation-related matters, and ratification of our auditors. These voting commitments terminate upon the earlier of the second anniversary of the date of the investment agreement with Merck and the first time that Merck and its affiliates no longer own at least 50% of our shares owned by Merck immediately following the date of the investment agreement with Merck.

Future sales of shares by existing stockholders, or the perception that such sales could occur, could cause our stock price to decline.

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of December 31, 2025, we had 102,475,891 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

As of December 31, 2025, we had federal and state net operating loss carryforwards of approximately $509.5 million and approximately $392.3 million, respectively. Certain of our federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2031. These net operating loss carryforwards could expire unused and be unavailable to offset future taxable income. Under the 2017 Tax Cuts and Jobs Act (the “Tax Cuts and Jobs Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), federal net operating losses incurred in tax years beginning in 2018 and thereafter may be carried forward indefinitely, but the deductibility of such federal net operating losses for tax years beginning after 2020 is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, as modified by the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (including certain tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it could harm our future operating results by effectively increasing our future tax obligations.

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

The board of director’s audit committee and the internal cybersecurity team help identify, assess and manage the Company’s cybersecurity threats and risks, including through the use of our risk register. Our internal cybersecurity team includes our information security function, security management, engineering operations, legal, risk management and third-party service providers. Our cybersecurity team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and Personalis’ risk profile using various methods including, for example: using manual and automated tools, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting threat assessments, employee training and reporting, encryption of data, penetration testing, and regular reviews and internal and external audits.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response plan, incident prevention, detection and response, disaster recovery and business continuity plans, risk assessments, network security controls, access controls, user management, asset management, hardware and data segregation, system monitoring and regular reviews.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by our executive leadership team and led by our Chief Information Officer, who has more than 25 years of experience in information technology and oversees the Informatics department which includes the Company’s hardware, software, systems, help desk, and cybersecurity team.

Our Chief Information Officer reports to our Chief Executive Officer and is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our Chief Information Officer is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

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

Item 2. Properties.

Our corporate headquarters is located in Fremont, California, and comprised of 100,000 square feet of space, pursuant to a lease that expires in 2036. The lease includes two options to extend the term for a period of five-years per option, at prevailing market rates. This facility is used for our CLIA-certified and CAP-accredited laboratory operations, research and development, and corporate functions.

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

Holders

As of February 20, 2026, there were approximately 38 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We develop, market, and sell advanced cancer genomic testing services. Our testing services are used by physicians to detect residual or recurrent cancer in patients, monitor cancer response to therapy, and uncover insights for therapy selection. Our testing services are used by pharmaceutical companies for translational research, biomarker discovery, the development of personalized cancer therapies, and clinical trials. We also provide whole exome sequencing services for other diagnostic companies and whole genome sequencing services for population sequencing initiatives.

We are working with a growing number of leading cancer centers and world-class academic research institutions to build and publish the clinical evidence-base to support our testing services and our key indications, as well as to obtain reimbursement coverage from Medicare and other payors. Because of the ultra-high analytical sensitivity of our technology, we are primarily focusing on three indications: breast cancer, lung cancer, and immunotherapy (IO) monitoring. We have collaborations with Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); Institut Curie; The Royal Marsden; the Vall d'Hebron Institute of Oncology (VHIO); the University of California, San Diego; Duke University; Vanderbilt University and Johns Hopkins University (the PREDICT study); the Dana-Farber Cancer Institute; the University of Texas M.D. Anderson Cancer Center; University Medical Center Hamburg-Eppendorf (also known as UKE); Criterium and the Academic Breast Cancer Consortium; Yale Cancer Center; Aarhus University; British Columbia Cancer; and University Health Network, that will focus on building the evidence-base for our technology and these indications.

Today, our testing services are routinely used by many of the largest oncology-focused pharmaceutical companies for analysis of patient samples in their clinical trials and drug development programs. Our advanced genomic sequencing and analytics also support the development of personalized neoantigen therapies for cancer and other next-generation cancer immunotherapies. For example, we are providing genomic testing services to ModernaTX, Inc. ("Moderna") in its ongoing clinical trials evaluating a personalized cancer therapy. In addition, we partner with diagnostics companies by providing our advanced tumor profiling and analysis capabilities as an input to their products. More recently, we launched new diagnostic offerings for the clinical setting and, in November 2023, entered into an agreement with Tempus to commercialize our NeXT Personal Dx test. In late 2024, we expanded our collaboration partnership with Tempus to enable Tempus to market and sell NeXT Personal to Tempus' pharmaceutical and biotech customers who wish to bundle MRD testing with other Tempus offerings in a given study. In July 2025, we further expanded our collaboration partnership with Tempus to authorize Tempus to market NeXT Personal Dx for colorectal cancer and extend the term of the Tempus Agreement through November 25, 2029. We have also pursued non-cancer related business opportunities, specifically within the population sequencing market, by providing whole genome sequencing ("WGS") services under contract with the U.S. Department of Veterans Affairs Million Veteran Program ("VA MVP").

Our work in oncology is underpinned by our experience and capacity for next-generation sequencing at scale. We have the capacity to sequence and analyze over 350 trillion bases of DNA per week in our facility. We believe that our capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases. To date, we have sequenced approximately 571,000 human samples, of which approximately 219,000 were whole human genomes.

2025 Highlights

Total revenue of $69.6 million decreased 18%, or $15.0 million, during 2025 compared to 2024, primarily due to lower expected revenue from Enterprise sales, which was primarily Natera. Revenue from Enterprise sales was $5.9 million in 2025 compared to $25.4 million in 2024 and the decline was due to the winding down of the project with Natera. This decrease was partially offset by higher revenue from population sequencing, which increased $4.3 million, or 58%.

Key business accomplishments and financial updates in 2025 and early 2026 include:

•
Secured Milestone Medicare Coverages for Breast & Lung Cancer: Received Medicare coverage approval in the fourth quarter for the surveillance of cancer recurrence in breast cancer patients, and also, received Medicare coverage for Stage I to III NSCLC in the first quarter of 2026; both are expected to be key catalysts for clinical revenue generation and market share growth in the MRD space
•
Published Landmark TRACERx Data: Highlighted data from one of the largest and most comprehensive NSCLC patient cohorts to date in the journal Cell, demonstrating the clinical importance of Personalis’ ultrasensitive MRD approach

•
Validated ctDNA Dynamics: Published VHIO data in Clinical Cancer Research titled "Broad Utility of Ultrasensitive Analysis of ctDNA Dynamics across Solid Tumors Treated with Immunotherapy," further reinforcing the clinical validity of the NeXT Personal® platform in a broad array of cancer types
•
Clinical Momentum: Clinical test revenue of $2.0 million, more than double the $0.8 million in 2024
•
Volume Performance: Clinical test volume reached 16,233 tests, a nearly 400% increase over the 3,285 test volume in 2024
•
Strong Cash Position: Ended the year with approximately $240.0 million in cash, cash equivalents, and short-term investments. This includes approximately $109.0 million in net proceeds from our At-The-Market (ATM) sales program, executed at a weighted-average price of $8.43 per share

Factors Affecting Our Performance

There are several important factors that we expect to impact our operating performance and results of operations, including:

•
The adoption of ultrasensitive MRD testing. We are pioneering the ultrasensitive MRD testing market with the belief that an ultrasensitive approach will lead to earlier intervention and the ability to better trust that a negative MRD patient is likely cancer-free. There are no assurances that the market will value ultrasensitive testing over other ways to monitor cancer and look for recurrence and disease.
•
The continued development of the market for genomic-based tests. Our performance depends on the willingness of pharmaceutical companies, enterprise customers, and oncologists to continue to seek more comprehensive molecular information to develop more efficacious cancer therapies.
•
Increasing adoption of our testing services and solutions by existing bio-pharma customers. Our performance depends on our ability to retain and broaden adoption with existing customers. Because our technology is novel, some customers begin using our testing services by initiating pilot studies involving a small number of samples to gain experience with our service. As a result, historically a significant portion of our revenue has come from existing customers. We believe that our ability to convert initial pilots into larger orders from existing customers has the potential to drive substantial long-term revenue. We expect there may be some variation in the number of samples they choose to test each quarter.
•
Adoption of our testing services by new customers. While new customers initially may not account for significant revenue, we believe that they have the potential to grow substantially over the long term as they gain confidence in our testing services. Our ability to engage new customers is critical to our long-term success. Our publications, posters and presentations at scientific conferences lead to engagement at the scientific level with potential customers who often make the initial decision to gain experience with our testing services. Accessing these new customers through scientific engagement and marketing to gain initial buy-in is critical to our success and gives us the opportunity to demonstrate the utility of our testing services.
•
Obtaining coverage and reimbursement status of our diagnostic tests. We believe having our tests covered by Medicare is important to—and a key catalyst for—clinical revenue and market share growth in the MRD testing market. Our NeXT Personal Dx test received Medicare coverage for post-treatment surveillance of cancer recurrence in patients with Stage II and III breast cancer in November 2025, with an effective date of October 7, 2025. Our NeXT Personal Dx test also received Medicare coverage for surveillance of patients with Stage I to III NSCLC in February 2026, with an effective date of January 9, 2026. Coverage decision for one additional indication is pending. We may not be able to establish the medical necessity of this additional indication (coverage) or payment rates that cover our costs (reimbursement).
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
•
Investment in service innovation to support growth. Investment in research and development, including the development of new services and capabilities is critical to establish and maintain our leading position. We have invested significantly in our NeXT platform, introducing new services and additional capabilities. We are also collaborating with KOLs to support the clinical utility of our testing services. We believe this work is critical to gaining customer adoption and expect our investments in these efforts to continue.

•
Leverage our operational infrastructure. We have invested significantly in our sample processing capabilities and commercial infrastructure. With our current operating model and infrastructure, we can increase our production and commercialize new generations of our testing services. We expect to grow our revenue and spread our costs over a larger volume of services.

Components of Operating Results

Revenue

We derive our revenue primarily from sales of genomic testing services to the following five customer types:

•
Pharma testing services includes sales of testing services and data analytics for clinical trials and research to pharmaceutical companies in support of their oncology drug development programs.
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
•
Clinical diagnostic includes sales of comprehensive tumor profiling test that is used to help select therapy for a cancer patient and identify potential clinical trials for a patient, and sales of ultrasensitive, tumor-informed diagnostic tests, ordered by healthcare providers for cancer patients. Revenue in this category is derived from Medicare and private insurance reimbursements.
•
Other includes sales of genomic tests and analytics to universities and non-profits. Other also includes royalty payments for the patents licensed by the Company.

Our ability to increase revenue will depend on our ability to further increase sales to these groups of customers and expand our customer base within each group. To do this, we are developing a growing set of state-of-the-art services; advancing our operational infrastructure; building our regulatory credentials; focusing our marketing efforts on large pharmaceutical companies; building and publishing the clinical evidence-base to support our testing services in our key indications, pursuing reimbursement coverage from Medicare and other payors; and seeking additional partnerships. We market to biopharma customers and doctors through a small direct sales force. In late 2023, we entered into an agreement with Tempus to commercialize NeXT Personal Dx in the clinical diagnostics market and will be leveraging Tempus' significantly larger sales force as a key vector to grow our clinical diagnostic business. In late 2024, we expanded our collaboration partnership with Tempus to enable Tempus to market and sell NeXT Personal to Tempus' pharmaceutical and biotech customers who wish to bundle MRD testing with other Tempus offerings in a given study. In July 2025, we further expanded our collaboration partnership with Tempus to authorize Tempus to market NeXT Personal Dx for colorectal cancer and extend the term of the Tempus Agreement through November 25, 2029.

We have one reportable segment which is to provide advanced cancer genomic testing services for precision oncology applications, personalized testing and other tests. Most of our revenue to date has been derived from sales in the United States.

Costs and Expenses

Cost of Revenue

Cost of revenue consists of raw materials costs, personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits), laboratory supplies and consumables, depreciation and maintenance on equipment, allocated facilities and information technology (“IT”) costs and clinical diagnostic test costs. We expect variability in our gross margins over the medium-term due to fluctuations in customer mix and volume, investments in newer sequencing platforms and new capabilities such as automation of laboratory workflows, processing of diagnostic tests for the clinical market while we work to secure reimbursement, and costs related to our Fremont facility. Over the long-term, we anticipate higher gross margins as growing revenue leads to economies of scale.

Research and Development Expenses

Research and development expenses consist of costs incurred for the research and development of our testing services and costs related to conducting studies and collaborations with partners to validate the clinical utility of our offerings. The expenses primarily consist of personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits); laboratory supplies and consumables; costs of processing samples for research, product development, collaborations and studies; depreciation and maintenance on equipment; and allocated facilities and IT costs. We include in research and development expenses the costs to further develop software we use to operate our laboratory, analyze the data it generates, and automate our operations.

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

We expect selling, general and administrative expenses to increase over time to support the growth of our clinical diagnostic offerings and expected gain of market share.

Interest Income and Interest Expense

Interest income consists primarily of interest earned on our cash, cash equivalents, and short-term investments. Interest expense is the recognition of imputed interest on noninterest bearing loans.

Other Income (Expense), Net

Other income (expense), net includes foreign currency exchange gains and losses. Other income (expense), net during the year ended December 31, 2024 consisted primarily of a noncash loss related to the remeasurement of the warrants issued in connection with our November 2023 agreement with Tempus, which was exercised in full and settled in August 2024.

Trend Financial Information

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data”. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2025	2024	2023	2022	2021
Consolidated Statements of Operations:	(in thousands, except share and per share data)
Revenue (1)	$69,648	$84,614	$73,481	$65,047	$85,494
Costs and expenses
Cost of revenue	53,871	57,789	55,273	51,697	53,837
Research and development	50,264	48,905	64,776	64,912	49,312
Selling, general and administrative (2)	53,570	46,187	49,726	63,969	47,698
Lease impairment	-	-	5,565	-	-
Restructuring and other charges	-	-	8,077	-	-
Total costs and expenses	157,705	152,881	183,417	180,578	150,847
Loss from operations	(88,057)	(68,267)	(109,936)	(115,531)	(65,353)
Interest income	7,155	5,510	5,901	2,396	367
Interest expense	(205)	(24)	(110)	(201)	(184)
Other income (expense), net (3)	(142)	(18,485)	(4,068)	61	(42)
Loss before income taxes	(81,249)	(81,266)	(108,213)	(113,275)	(65,212)
Provision for income taxes	21	18	83	40	14
Net loss	$(81,270)	$(81,284)	$(108,296)	$(113,315)	$(65,226)
Net loss per share, basic and diluted	$(0.91)	$(1.37)	$(2.25)	$(2.48)	$(1.49)
Weighted-average shares outstanding, basic and diluted	89,240,435	59,251,013	48,175,201	45,704,805	43,886,730

(1) Includes related party revenue of $5.4 million and $2.0 million for the years ended December 31, 2025 and December 31, 2024, respectively.

(2) Includes related party sales and marketing expenses of $4.6 million and $0.5 million for the years ended December 31, 2025 and December 31, 2024, respectively.

(3) Includes related party other expense of $18.3 million in connection with the change in fair value of Tempus Warrants for the year ended December 31, 2024.

	December 31,
	2025	2024	2023	2022	2021
	(in thousands)
Cash and cash equivalents, and short-term investments	$239,953	$185,009	$114,179	$167,658	$287,064
Working capital	228,321	171,889	99,510	166,568	286,918
Total assets (1)	334,164	270,268	225,099	292,700	396,528
Total debt	2,052	1,772	2,880	2,596	3,494
Long-term obligations	33,349	36,185	48,424	41,430	54,914
Total liabilities (2)	72,979	67,311	95,658	74,561	86,227
Total stockholders' equity	261,185	202,957	129,441	218,139	310,301

(1) Includes related party accounts receivable of $2.5 million as of December 31, 2025 and December 31, 2024.

(2) Includes related party liabilities of $5.7 million and $2.9 million as of December 31, 2025 and December 31, 2024, respectively.

Results of Operations

This section discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024.

Revenue

The following table shows revenue by customer type (in thousands, except percentages):

	Years Ended December 31,
	2025	2024	Change
Pharma testing services (1)	$48,661	$50,939	$(2,278)	(4%)
Enterprise sales	5,885	25,364	(19,479)	(77%)
Population sequencing	11,766	7,430	4,336	58%
Clinical diagnostic	2,018	759	1,259	166%
Other	1,318	122	1,196	980%
Total revenue	$69,648	$84,614	$(14,966)	(18%)

(1) Includes related party revenue of $5.4 million and $2.0 million for the years ended December 31, 2025 and December 31, 2024, respectively.

The following table shows customers that made up at least 10% of total revenue in each year presented:

	Year Ended December 31,
	2025	2024
Moderna, Inc.	22%	28%
VA MVP	17%	*
Natera, Inc.	*	30%

* Less than 10% of revenue

Pharma testing services

The decrease in pharma testing services revenue in 2025 was primarily due to a decrease in the clinical trial samples processed for Moderna in addition to a small decline in selling prices. This decline was primarily due to conclusion of the patient enrollment for Moderna’s Phase 3 melanoma trial in 2024. We expect variability in revenue from pharmaceutical companies in the future due to the timing of their patient enrollment for clinical trials or project schedules.

Enterprise sales

The decrease in revenue from enterprise sales in 2025 was mainly due to the expected decrease in the number of samples processed for Natera after the second quarter of 2025 when the minimum volume commitments in our agreement with Natera expired. We no longer have a material commercial relationship with Natera and do not expect to have one going forward.

Population sequencing

Revenue recognized each period from population sequencing is impacted by timing of our fulfillment of samples under each annual task order. The increase in revenue in 2025 was due to an increase in the total number of samples we processed. Our annual task orders received in 2025 and 2024 were $13.5 million and $7.5 million, respectively. Our contract with the VA MVP does not include specific testing turnaround times. Therefore, we may modulate the volume of samples processed from the VA MVP to accommodate sample volumes from other customers, which can vary from period to period. We anticipate fulfilling the new task order received in August 2025 during the first three quarters of 2026.

Clinical diagnostic

Clinical diagnostic test revenue is generated from Medicare and private insurance payors. In January 2024, we received a Medicare coverage determination for NeXT Dx, our ultra-comprehensive tumor genomic profiling assay. In November 2025, we received Medicare coverage determination for NeXT Personal Dx for post-treatment surveillance of cancer recurrence in patients with Stage II and III breast cancer, with an effective date of October 7, 2025. In February 2026, we also received Medicare coverage for NeXT Personal Dx for surveillance of patients with Stage I to III NSCLC, with an effective date of January 9, 2026. The increase in clinical diagnostic revenue was mainly attributable to an increase in NeXT Dx test volume and NeXT Personal Dx reimbursements received from certain private payors.

Other

The increase in other revenue was mainly due to royalty payments for patents licensed by the Company.

Costs and Expenses

The following table shows costs and expenses (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	Change
Cost of revenue	$53,871	$57,789	$(3,918)	(7%)
Research and development	50,264	48,905	1,359	3%
Selling, general and administrative	53,570	46,187	7,383	16%
Total costs and expenses	$157,705	$152,881	$4,824	3%

Cost of revenue

The decrease in cost of revenue in 2025 was primarily due to lower revenue levels (revenue decreased 18% over the same period). Cost of revenue decreased at a lesser rate as compared to the corresponding revenue decreases, primarily due to lower fixed overhead absorption and increased clinical diagnostic test costs where the corresponding revenue and reimbursement amounts were less than the cost of the testing services due to selling testing services in advance of reimbursement in order to gain market share.

Specific components of the decrease were a $10.3 million decrease in direct material costs due to lower biopharma revenue levels, a $0.7 million decrease in depreciation expenses resulting from capital equipment spend timing, partially offset by a $4.6 million increase in diagnostic test costs, a $1.5 million increase in laboratory supplies, a $0.7 million increase in equipment repairs and maintenance and a $0.3 million increase in personnel costs.

Research and development

The increase in research and development expenses in 2025 was primarily due to an increase in expenses related to collaborations and development of clinical evidence to support reimbursement initiatives, technology development, automation of laboratory processes, personnel-related costs and professional service, partially offset by decrease in lab supplies utilized.

Specific components of the increase were a $1.6 million increase in research and development collaboration costs, a $0.6 million increase in personnel and personnel-related costs driven by increased headcount in 2025, a $0.3 million increase in professional service, a $0.3 million increase in repairs and maintenance and a $0.1 million increase in depreciation expense, partially offset by a $1.5 million decrease in lab supplies utilized.

Selling, general and administrative

The increase in selling, general and administrative expenses was primarily due to an increase in commercial related expenses associated with increases in testing volume for NeXT Personal Dx.

Specific components of the increase were a $4.5 million increase in marketing and marketing-related expenses such as trade show expenses and Tempus' sales & marketing expenses, a $2.3 million increase in personnel and personnel-related costs driven by increased headcount in 2025, a $1.3 million increase in costs for marketing to physicians, a $0.6 million increase in office expenses, partially offset by a $0.6 million decrease in depreciation costs, a $0.4 million decrease in repairs and maintenance costs, and a $0.3 million decrease in facilities expenses.

Interest Income, Interest Expense and Other Income (Expense), Net

The following table shows interest income and expense, and other income (expense), net (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	Change
Interest income	$7,155	$5,510	$1,645	30%
Interest expense	(205)	(24)	(181)	754%
Other income (expense), net	(142)	(18,485)	18,343	(99%)
Total	$6,808	$(12,999)	$19,807	(152%)

Interest income and interest expense

The increase in interest income was driven by higher average investment balances, partially offset by decreased yields. Interest expense is the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

Other income (expense), net in 2025, consisted mainly of foreign currency remeasurements. Other income (expense), net in 2024, consisted mainly of an $18.3 million noncash loss, recognized as a result of remeasurement of the Tempus Warrants, which were exercised in full in August 2024.

Liquidity and Capital Resources

The following table presents selected financial information (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents, and short-term investments	$239,953	$185,009
Contract liabilities	1,562	3,100
Working capital	228,321	171,889

From our inception through December 31, 2025, we have funded our operations primarily from net proceeds from issuance of redeemable convertible preferred stock, IPO, follow-on equity offerings, At-the-Market ("ATM") facility (see Note 2, "Summary of Significant Accounting Policies" for additional information), Tempus exercising warrants and purchasing additional shares under an investment agreement, and Merck purchasing shares under an investment agreement (see Note 8, "Related Party Transactions" in our consolidated financial statements for additional information), as well as debt financings. As of December 31, 2025, we had cash and cash equivalents of $124.2 million and short-term investments of $115.7 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our testing services or other risks described in this Annual Report on Form 10-K, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. We filed a sales agreement prospectus supplement in November 2025, pursuant to which we offered and sold $100.0 million of shares of our common stock through our ATM facility. As of December 31, 2025, approximately $21.3 million remained available for sale, which was subsequently sold in January 2026. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

Cash Flows

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(74,946)	$(45,150)
Net cash used in investing activities	(22,568)	(35,069)
Net cash provided by financing activities	130,338	114,672

The increase in cash used in operating activities was primarily due to working capital needs and lower revenue with reduced gross margin.

The decrease in cash used in investing activities was due to a $15.6 million decrease in investment of our cash into short-term investments, partially offset by a $3.1 million increase in capital expenditures.

The increase in cash provided by financing activities was due to $96.7 million higher net proceeds from sales of common stock under our ATM facility, $2.6 million higher proceeds from loans, $2.4 million higher proceeds from issuance of common stock under our equity incentive plans, and $1.0 million lower payments of costs associated with the Tempus and Merck investments, partially offset by $50.0 million in net proceeds from sale of common stock under the Merck investment agreement and $36.2 million in net proceeds of the Tempus warrant exercise and stock sale in 2024, and a $0.9 million higher repayments of loans.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of variable costs of revenue, operating expenditures, capital expenditures, property leases, and other. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $240.0 million as of December 31, 2025, as well as anticipated cash receipts from customers. To fund our material cash requirements in the short-term and long-term, we may also seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

Variable costs of revenue. From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of raw materials, laboratory supplies and consumables to be used in the sequencing of customer samples. However, we generally do not have binding and enforceable purchase orders beyond the short term, and the timing and magnitude of purchase orders beyond such period is difficult to accurately project. We currently expect spending in this area to remain similar to the levels in 2025 to support expected higher levels of revenue.

Operating expenditures. Our primary use of cash relates to employee compensation, spend on professional services, spend related to research and development projects, and other costs related to our research and development, selling, general and administrative functions. We currently expect our spending in these areas to increase compared to the levels in 2025 to support the growth of our clinical diagnostic offerings. On a long-term basis, we manage future cash requirements relative to our long-term business plans.

Capital expenditures. Capital expenditures are expected to increase from 2025 levels as we expect to expand NeXT Personal Dx capacity. Going forward, our capital expenditures are expected to consist primarily of laboratory equipment and computer equipment. We currently expect capital expenditures to be between $8 million to $10 million in 2026 and between $10 million to $12 million in each of the years 2027 and 2028.

Property leases. Our noncancelable operating lease payments were $62.4 million as of December 31, 2025. The timing of these future payments, by year, can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 7, “Leases.”

Other. As of December 31, 2025, we have an outstanding noninterest bearing loan that was used to finance the purchase of equipment for our laboratory. We owe a total of $2.1 million, of which $1.2 million was paid in January 2026 and $0.9 million is payable in 2027. Further discussion of this loan can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 6, “Loans.”

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

Fees for our genomic testing services are predominantly based on a fixed price per sample. The fixed prices identified in the arrangements only change if a pricing amendment is agreed with a customer. In some cases, we provide our customers a discount if samples received above a certain volume are purchased. In such cases, the discount applies prospectively. We have analyzed such discounts if they represent a material right provided to a customer. We have concluded that such discounts generally do not represent a material right provided to a customer since they are not deemed to be incremental to the pricing offered to the customer or are not enforceable options to acquire additional goods. As a result, these discounts do not constitute a material right and do not meet the definition of a separate performance obligation. We do not offer retrospective discounts or rebates.

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

During the third quarter of 2023, we completed the move of our laboratory operations from our Menlo Park facility to our Fremont facility, resulting in a lease impairment charge at that time. We are actively marketing the Menlo Park space for sublease.

In September 2025, we entered into an agreement to lease lab equipment for 36 months with 33 monthly payments of $0.1 million, commencing in January 2026. We classified this as a finance lease because the agreement contains an early buyout option that we are reasonably certain to exercise. Accordingly, we recognized a finance lease asset and a finance lease liability at the lease commencement date. In accordance with the agreement, in January 2026, we exercised the purchase option and paid $2.1 million.

Common Stock Warrants

In November 2023, we entered into an agreement with Tempus to commercialize NeXT Personal Dx in the clinical diagnostics market. In connection with this agreement, we issued to Tempus two warrants to purchase, in the aggregate, up to 9,218,800 shares of our common stock. In August 2024, Tempus exercised the warrants in full to purchase 9,218,800 shares of our common stock for $18.4 million in cash, at an average exercise price of $2.00 per share.

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
•
Expected Volatility—Expected volatility was based on the actual historical volatility of our common stock over the expected terms of the warrants.
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

Item 8. Financial Statements and Supplementary Data.

PERSONALIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per value data)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$124,245	$91,415
Short-term investments	115,708	93,594
Accounts receivable, net (1)	16,203	8,140
Inventory and other deferred costs	6,144	5,939
Prepaid expenses and other current assets	5,651	3,927
Total current assets	267,951	203,015
Property and equipment, net	44,815	48,274
Operating lease right-of-use assets	15,118	16,453
Other long-term assets	6,280	2,526
Total assets	$334,164	$270,268
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (2)	$12,989	$6,397
Accrued and other current liabilities (2)	25,079	21,629
Contract liabilities	1,562	3,100
Total current liabilities	39,630	31,126
Long-term operating lease liabilities	31,866	34,882
Other long-term liabilities (3)	1,483	1,303
Total liabilities	72,979	67,311
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 102,475,891 and 85,171,146 shares issued and outstanding, respectively	10	9
Additional paid-in capital	892,331	752,961
Accumulated other comprehensive income (loss)	104	(23)
Accumulated deficit	(631,260)	(549,990)
Total stockholders’ equity	261,185	202,957
Total liabilities and stockholders’ equity	$334,164	$270,268

(1) Includes related party accounts receivable of $2.5 million as of December 31, 2025 and December 31, 2024, respectively.

(2) Includes related party liabilities of $5.7 million and $1.7 million as of December 31, 2025 and December 31, 2024, respectively.

(3) Includes related party liabilities of $1.2 million as of December 31, 2024.

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue (1)	$69,648	$84,614
Costs and expenses
Cost of revenue	53,871	57,789
Research and development	50,264	48,905
Selling, general and administrative (2)	53,570	46,187
Total costs and expenses	157,705	152,881
Loss from operations	(88,057)	(68,267)
Interest income	7,155	5,510
Interest expense	(205)	(24)
Other income (expense), net (3)	(142)	(18,485)
Loss before income taxes	(81,249)	(81,266)
Provision for income taxes	21	18
Net loss	$(81,270)	$(81,284)
Net loss per share, basic and diluted	$(0.91)	$(1.37)
Weighted-average shares outstanding, basic and diluted	89,240,435	59,251,013

(1) Includes related party revenue of $5.4 million and $2.0 million for the years ended December 31, 2025 and December 31, 2024, respectively.

(2) Includes related party sales and marketing expenses of $4.6 million and $0.5 million for the years ended December 31, 2025 and December 31, 2024, respectively.

(3) Includes related party other expense of $18.3 million in connection with the change in fair value of Tempus Warrants for the year ended December 31, 2024.

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(81,270)	$(81,284)
Other comprehensive income (loss), net of tax
Changes in foreign currency translation adjustments:
Change during period	77	(35)
Reclassification of adjustments to net loss due to dissolution of Personalis (Shanghai) Ltd	-	199
Net changes in foreign currency translation adjustments	77	164
Change in unrealized gain on available-for-sale debt securities	50	35
Comprehensive loss	$(81,143)	$(81,085)

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2023	50,480,694	$5	$598,364	$(222)	$(468,706)	$129,441
Proceeds from sale of common stock under Merck Investment Agreement, net of issuance costs	14,044,943	2	49,720	-	-	49,722
Exercise of Tempus Warrants	9,218,800	1	46,738	-	-	46,739
Proceeds from sale of common stock under Tempus Investment Agreement, net of issuance costs	3,500,000	-	16,605	-	-	16,605
Proceeds from sales of common stock under ATM facility, net of commissions	6,660,731	1	30,077	-	-	30,078
Proceeds from exercise of stock options	80,998	-	200	-	-	200
Proceeds from ESPP	583,695	-	571	-	-	571
Restricted stock units vested	601,285	-	-	-	-	-
Stock-based compensation	-	-	10,686	-	-	10,686
Foreign currency translation adjustment	-	-	-	164	-	164
Unrealized gain on available-for-sale debt securities	-	-	-	35	-	35
Net loss	-	-	-	-	(81,284)	(81,284)
Balance—December 31, 2024	85,171,146	9	752,961	(23)	(549,990)	202,957
Proceeds from sales of common stock under ATM facility, net of commissions	16,196,287	1	126,796	-	-	126,797
Proceeds from exercise of stock options	444,463	-	1,904	-	-	1,904
Proceeds from ESPP	381,415	-	1,241	-	-	1,241
Restricted stock units vested	282,580	-	-	-	-	-
Stock-based compensation	-	-	9,429	-	-	9,429
Foreign currency translation adjustment	-	-	-	77	-	77
Unrealized gain on available-for-sale debt securities	-	-	-	50	-	50
Net loss	-	-	-	-	(81,270)	(81,270)
Balance—December 31, 2025	102,475,891	$10	$892,331	$104	$(631,260)	$261,185

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(81,270)	$(81,284)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	9,429	10,686
Depreciation and amortization	10,046	10,941
Noncash operating lease cost	1,335	1,399
Noncash gain related to liability classified Tempus Warrants	-	18,274
Amortization of discount on short-term investments	(3,991)	(2,667)
Other	(302)	93
Changes in operating assets and liabilities
Accounts receivable	(8,063)	9,590
Inventories and other deferred costs	(204)	4,425
Prepaid expenses and other assets	(2,224)	1,139
Accounts payable (1)	4,550	(8,924)
Accrued and other current liabilities (1)	2,306	(2,401)
Contract liabilities	(1,538)	(4,116)
Operating lease liabilities	(3,820)	(3,505)
Other long-term liabilities (1)	(1,200)	1,200
Net cash used in operating activities	(74,946)	(45,150)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(210,174)	(121,708)
Proceeds from maturities of available-for-sale debt securities	192,110	88,000
Purchases of property and equipment	(4,504)	(1,603)
Proceeds from sales of property and equipment	-	242
Net cash used in investing activities	(22,568)	(35,069)
Cash flows from financing activities:
Proceeds from sales of common stock under ATM facility, net of commissions	126,797	30,079
Proceeds from exercise of Tempus Warrants	-	18,438
Proceeds from sale of common stock under Tempus Investment Agreement	-	17,745
Proceeds from sale of common stock under Merck Investment Agreement	-	50,000
Payment of costs related to Tempus and Merck Investment Agreements	(189)	(1,230)
Proceeds from loans	2,587	—
Repayments of loans	(2,002)	(1,130)
Proceeds from issuance of common stock under equity incentive plans	3,145	770
Net cash provided by financing activities	130,338	114,672
Effect of exchange rates on cash, cash equivalents and restricted cash	6	(22)
Net change in cash, cash equivalents and restricted cash	32,830	34,431
Cash, cash equivalents and restricted cash, beginning of period	93,205	58,774
Cash, cash equivalents and restricted cash, end of period	$126,035	$93,205

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$124,245	$91,415
Restricted cash, included in other long-term assets	1,790	1,790
Total cash, cash equivalents and restricted cash	$126,035	$93,205

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$23	$38
Acquisition of property and equipment included in accounts payable and accrued liabilities	2,547	473
Finance lease assets obtained in exchange for finance lease liabilities	3,153	-

(1) Includes a change in related party liabilities of $2.8 million for the year ended December 31, 2025.

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company and Nature of Business

Personalis, Inc. (the "Company" or "Personalis") develops, markets, and sells advanced cancer genomic testing services. The testing services are used by physicians to detect residual or recurrent cancer in patients, monitor cancer response to therapy, and uncover insights for therapy selection. The testing services are used by pharmaceutical companies for translational research, biomarker discovery, the development of personalized cancer therapies, and clinical trials. The Company also provides whole exome sequencing services for other diagnostic companies and whole genome sequencing services for population sequencing initiatives. The principal markets for the Company’s testing services are in the United States and Europe.

The Company is expanding its business model to offer genomic testing services directly to cancer patients in a clinical setting. However, revenue generated from clinical customers was not significant for any periods presented in these consolidated financial statements.

The Company was incorporated in Delaware in February 2011 and began operations in September 2011. The Company formed a wholly owned subsidiary, Personalis (UK) Ltd., in August 2013 and a wholly owned subsidiary, Shanghai Personalis Biotechnology Co., Ltd., which is referred to as “Personalis (Shanghai) Ltd” herein, in October 2020. During the first half of 2023, the Company terminated its operations in China and the Company completed the process of dissolving the Personalis (Shanghai) Ltd entity in February 2024. The Company operates and manages its business as one reportable operating segment, which is to provide advanced cancer genomic testing services for precision oncology applications, personalized testing, and other tests.

The Company has incurred losses to date and expects to incur additional losses for the foreseeable future. The Company continues to invest the majority of its resources in the development and growth of its business, including investments in research and development and sales and marketing efforts. The Company’s activities have been financed to date primarily through the sale of its equity securities and cash from operations.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. Historically, the Company has not experienced significant credit losses from accounts receivable. Multiple customers have provided more than 10% of total revenue in the periods presented, or accounted for more than 10% of accounts receivable at each respective balance sheet date, as follows:

	Revenue		Accounts Receivable
	Year Ended December 31,		December 31,
	2025	2024	2025	2024
Moderna, Inc.	22%	28%	*	*
VA MVP	17%	*	*	*
US Department of Veterans Affairs	*	*	24%	*
Merck & Co., Inc.	*	*	12%	31%
AstraZeneca UK Ltd	*	*	10%	*
Pfizer Inc.	*	*	*	25%
Natera, Inc.	*	30%	*	13%

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

Standard payment terms are typically 90 days or less from the invoice date, but they may vary. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised services to the customer will be one year or less. After assessing each of its revenue-generating arrangements to determine whether a significant financing component exists, the Company concluded that a significant financing component does not exist in any of its arrangements. The primary purpose of the Company's invoicing terms is to provide customers with simplified and predictable ways of purchasing services and to provide payment protection for the Company.

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

Cost of Revenue

Cost of revenue consists of raw materials costs, personnel costs (salaries, bonuses, benefits, payroll taxes, and stock-based compensation), laboratory supplies and consumables, depreciation and maintenance on equipment, allocated facilities and information technology (“IT”) costs and clinical diagnostic test costs.

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

Stock-Based Compensation

The Company measures and recognizes compensation cost for all share-based awards, including service-based stock options, performance-based stock options ("PSOs"), restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance-based restricted stock unit awards ("PSUs"), performance stock awards ("PSAs") and employee stock purchases related to the Employee Stock Purchase Plan ("ESPP"). For options granted to employees, non-employees, and directors, stock-based compensation is measured at grant date based on the fair value of the award. The Company determines the grant-date fair value of options using the Black-Scholes option-pricing model, except for certain performance-based awards for which an alternative valuation method may be used. The Company determines the fair value of restricted stock unit awards using the closing market price of the Company’s common stock on the date of grant. Grant-date fair value of awards is amortized over the employees’ requisite service period on a straight-line basis, or the non-employees’ vesting period as the goods are received or services rendered. Forfeitures are accounted for as they occur. The Company’s 2019 ESPP is deemed to be a compensatory plan and therefore is included in stock-based compensation expense.

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

Expected Volatility. The Company used an average historical stock price volatility of its own stock price as well as a peer group of publicly traded companies to be representative of its expected future stock price volatility. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size, and financial leverage of potential comparable companies. For each grant, the Company measured historical volatility over a period equivalent to the expected term.

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

Restricted Cash

Restricted cash includes cash pledged as collateral for a standby letter of credit related to a property lease. The letter of credit is required to be maintained throughout the term of the lease. If the date of availability or disbursement is less than one year, restricted cash is reported within prepaid expenses and other current assets on the consolidated balance sheets. If the date of availability or disbursement is longer than one year and the balances are maintained under an agreement that legally restricts the use of such funds, restricted cash is reported within other assets on the consolidated balance sheets. As of December 31, 2025, no amount has been drawn under the letter of credit. As of December 31, 2025 and 2024, the Company had restricted cash balances of $1.8 million.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including operating lease right-of-use assets, annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or circumstances arise, the Company will compare the carrying amount of the asset group comprising the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the asset group. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the asset group, an impairment charge is recorded as the amount by which the carrying amount of the asset group exceeds the fair value of the assets, as based on the expected discounted future cash flows attributable to those assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There were no impairments of long-lived assets during the years ended December 31, 2025 and December 31, 2024, respectively.

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

Lease liabilities are recognized at the present value of the fixed lease payments using a discount rate based on the Company’s current borrowing rate at the lease commencement date, adjusted for various factors including level of collateralization and term (the “incremental borrowing rate”), unless the rate implicit in the lease is readily determinable. The current portion of operating lease liabilities and finance lease liabilities is included in “Accrued and other current liabilities." The long-term portions of operating lease liabilities and finance lease liabilities are included in "Long-term operating lease liabilities" and "Other long-term liabilities," respectively. At the lease commencement date, lease assets are recognized based on the initial present value of the fixed lease payments plus any direct costs from executing the leases and any lease prepayments. Operating lease assets and finance lease assets are included in “Operating lease right-of-use assets” and "Other long-term assets," respectively, and are classified as long-term assets. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer ("CEO"). The Company has determined that it operates in one operating and reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. See Note 10, Segment and Geographic Information, for additional information.

Recent Accounting Pronouncements

New Accounting Pronouncements Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company adopted the new guidance retrospectively in fiscal year 2025.

New Accounting Pronouncements Not Yet Adopted

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

Note 3. Revenue

The Company disaggregates revenue by the following five customer types:

•
Pharma testing services includes sales of testing services and data analytics for clinical trials and research to pharmaceutical companies in support of their oncology drug development programs. Contracts typically contemplate a single project and involve a range of tests and analytics to fulfill the requirements of each particular project.
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

•
Clinical diagnostic includes sales of ultrasensitive, tumor-informed diagnostics tests, ordered by healthcare providers for cancer patients, that can detect cancer recurrence earlier and aids in treatment decision-making. Revenue is derived from Medicare and private insurance reimbursements.
•
Other includes sales of genomic tests and analytics to universities and non-profits. Other also includes royalty payments for patents licensed by the Company.

The following table presents the Company's revenue disaggregated by customer type (in thousands):

	2025	2024
Pharma testing services (1)	$48,661	$50,939
Enterprise sales	5,885	25,364
Population sequencing	11,766	7,430
Clinical diagnostic	2,018	759
Other	1,318	122
Total revenue	$69,648	$84,614

(1) Includes related party revenue of $5.4 million and $2.0 million for the years ended December 31, 2025 and December 31, 2024, respectively.

Contract Assets and Liabilities

The opening and closing balances of receivables and contract liabilities from contracts with customers are shown below (in thousands). Contract assets were immaterial for all periods presented.

	December 31,
	2025	2024
Opening balances:
Accounts receivable, net	$8,140	$17,730

Short-term contract liabilities	3,100	3,288
Long-term contract liabilities (included in other long-term liabilities)	-	3,928
Total contract liabilities	3,100	7,216

Closing balances:
Accounts receivable, net	16,203	8,140

Short-term contract liabilities	1,562	3,100
Total contract liabilities	$1,562	$3,100

Remaining Performance Obligations

Amounts collected in advance of services being provided are deferred as contract liabilities in the consolidated balance sheets. The associated revenue is recognized, and the contract liability is reduced, as the services are subsequently performed. Remaining performance obligations are comprised mainly of contract liabilities, and to a lesser extent, non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the financial statements. As of December 31, 2025, amounts related to unfulfilled services under contracts with an original expected duration of more than one year were immaterial. Revenue recognized that was included in the contract liability balance at the beginning of each reporting period was $1.9 million and $4.7 million for the years ended December 31, 2025 and 2024, respectively.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$5,257	$3,976
Other deferred costs	887	1,963
Total inventory and other deferred costs	$6,144	$5,939

Property and equipment, net consists of the following (in thousands):

	December 31,
	2025	2024
Machinery and equipment	$29,647	$29,586
Computer equipment	19,998	17,088
Computer software	5,024	2,985
Furniture and fixtures	2,310	2,198
Construction in progress	56	899
Leasehold improvements	41,691	41,556
Total	98,726	94,312
Less: accumulated depreciation and amortization	(53,911)	(46,038)
Property and equipment, net	$44,815	$48,274

Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was $9.8 million and $10.9 million, respectively.

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation	$6,961	$8,544
Operating lease liabilities	6,892	7,696
Loans—current portion (Note 6)	1,190	1,669
Market Development Fees received from Tempus (Note 8)	4,200	1,400
Employee ESPP contributions	377	301
Other current liabilities	5,459	2,019
Total accrued and other current liabilities	$25,079	$21,629

Note 5. Fair Value Measurements

The following tables show financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used in such measurements as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash	$4,919	$—	$—	$4,919
Money market funds	45,349	—	—	45,349	Level 1
Commercial paper	498	—	—	498	Level 1
Commercial paper	73,491	—	(12)	73,479	Level 2
Total cash and cash equivalents	124,257	—	(12)	124,245
Short-term investments:
Commercial paper	498	—	—	498	Level 1
Commercial paper	12,734	—	(2)	12,732	Level 2
Corporate debt securities	4,680	1	(2)	4,679	Level 1
U.S. agency securities	14,138	1	(5)	14,134	Level 2
U.S. government securities	83,573	92	—	83,665	Level 2
Total short-term investments	115,623	94	(9)	115,708
Total assets measured at fair value	$239,880	$94	$(21)	$239,953

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$1,152	$—	$—	$1,152
Money market funds	44,524	—	—	44,524	Level 1
Commercial paper	39,291	—	(6)	39,285	Level 2
U.S. agency securities	6,453	1	—	6,454	Level 2
Total cash and cash equivalents	91,420	1	(6)	91,415
Short-term investments:
Commercial paper	8,697	1	(1)	8,697	Level 2
Corporate debt securities	498	—	—	498	Level 2
U.S. agency securities	2,330	—	—	2,330	Level 2
U.S. government securities	82,042	33	(6)	82,069	Level 2
Total short-term investments	93,567	34	(7)	93,594
Total assets measured at fair value	$184,987	$35	$(13)	$185,009

The amortized costs and fair value of marketable debt securities (excluding cash and money market funds), by contractual maturity, at December 31, 2025 are as follows (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value
Less than 1 year	$185,633	$185,702
1 to 5 years	3,979	3,983
Total	$189,612	$189,685

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

As of December 31,
2024
Expected term (in years)	0.50 - 1.75
Volatility	79.67% - 106.3%
Risk-free interest rate	4.70% - 5.33%
Dividend yield	–%
Total fair value of Tempus Warrants (in thousands)	$-

The following table sets forth a summary of the changes in fair value of the Company's Level 3 financial instruments (in thousands):

Year ended December 31,
Warrant Liabilities	2024
Beginning balance	$10,027
Change in fair value—recognized as loss within Other income (expense), net in the consolidated statements of operations	18,274
Derecognition of warrant liabilities due to exercise in full	(28,301)
Ending balance	$-

Note 6. Loans

Amounts outstanding under loans are as follows (in thousands):

	December 31,
	2025	2024
Principal	$2,143	$1,772
Less: unamortized discount	(91)	—
Total carrying amount	2,052	1,772
Less: current portion (included in accrued and other current liabilities)	(1,190)	(1,669)
Long-term portion (included in other long-term liabilities)	$862	$103

Equipment and Software Loans

In July 2022, the Company entered into a secured payment agreement with a financing entity to finance the purchase of internal use software licenses and related ongoing support from a vendor. As of December 31, 2024, $0.4 million was outstanding, which was waived entirely in January 2025 as part of a settlement agreement with the vendor related to a service claim on the ongoing support component of the agreement. The $0.4 million settlement was recognized as a gain and presented as an offset to maintenance costs upon the settlement, included as part of selling, general and administrative expenses in the consolidated statements of operations.

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

The total initial present value of the January 2025 Agreement was $2.6 million. The discount of $0.2 million is being recognized as interest expense in the consolidated statements of operations over the life of the payment agreement. The first repayment of $0.7 million was billed in March 2025 and paid in April 2025. The second repayment of $1.2 million was billed and paid in January 2026. Interest expense was immaterial for the year ended December 31, 2025.

Lab Equipment Loan

In November 2023, the Company purchased lab equipment from one of its main vendors for $3.4 million. Extended payment terms were provided to the Company through a financial solutions partner of the vendor. Terms included a 30% down payment and 24 equal monthly payments for the remaining balance, with such monthly payments commencing in January 2024 and the last payment due in January 2026, which the Company paid in December 2025, and no interest or financing charges. Title for the lab equipment transferred immediately upon delivery to the Company. The financial solutions partner retained a security interest until the Company completed the monthly payments in December 2025. The purchase price for the lab equipment was equal to the cash price and thus the impact of imputing interest would have been de minimis. Repayments were $1.3 million and $1.1 million during the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025 and 2024, operating leases had a weighted-average remaining lease term of 9.4 years and 9.9 years, respectively, and a weighted-average discount rate of 10.6% for each year. Discount rates are based on estimates of the Company's incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of December 31, 2025 were as follows (in thousands):

Amount
2026	$7,230
2027	7,189
2028	5,215
2029	5,371
2030	5,532
2031 and thereafter	31,894
Total future minimum lease payments	62,431
Less: imputed interest	(23,673)
Present value of future minimum lease payments	38,758
Less: current portion of operating lease liability (included in accrued and other current liabilities)	(6,892)
Long-term operating lease liabilities	$31,866

Cash paid for operating lease liabilities, included in cash flows from operating activities in the consolidated statements of cash flows, was $8.1 million for each of the years ended December 31, 2025 and 2024.

Components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Lease cost
Operating lease cost	$5,572	$6,028
Short-term lease cost	4	199
Variable lease cost	2,264	2,027
Total lease cost	$7,840	$8,254

In September 2025, the Company entered into an agreement to lease lab equipment for 36 months with 33 monthly payments of $0.1 million, commencing in January 2026. The Company classified this lease as a finance lease as the agreement contains an early buyout option which the Company was reasonably certain to exercise. Pursuant to the early buyout option, the Company can purchase the equipment and simultaneously terminate the agreement by paying the purchase price of $2.1 million in January 2026. In accordance with the agreement, in January 2026, the Company exercised the purchase option and paid $2.1 million. The purchase price was recognized as part of finance lease assets and finance lease liabilities. As of December 31, 2025, finance lease assets and liabilities were $3.1 million and $3.2 million, respectively. Finance lease cost was immaterial for the year ended December 31, 2025. As of December 31, 2024, the Company had no finance leases.

Finance lease liabilities with payments due within one year are classified as short-term liabilities and reported within the "Accrued and other current liabilities" line in the consolidated balance sheets. Finance lease liabilities with payments due beyond one year are classified as long-term liabilities and reported with the "Other long-term liabilities" line in the consolidated balance sheets. The classification of the finance lease liabilities as of December 31, 2025 is as follows (in thousands):

December 31,
2025
Finance lease liabilities - current	$2,583
Finance lease liabilities - non-current	621
Total finance lease liabilities	$3,204

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

The Tempus Agreement also granted Tempus access to initial and longitudinal genomic data derived from performance of the tests and Tempus will have the right to use such data. If Tempus licenses such data to a third party and Tempus recognizes revenue from such license, Tempus will pay the Company a percentage of its gross revenues attributable to such license that is in the range of 10% to 20%. Such revenue share shall be payable during the term of the agreement and for 10 years thereafter. There was no revenue share recognized for the years ended December 31, 2025 and December 31, 2024.

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

In addition, the amendment extended the time period to December 31, 2028, during which the Company will not allow any third party (other than an acquiror of the Company or any affiliates of such acquiror) to market NeXT Personal Dx in any of the indications and Tempus will not market another tumor-informed molecular residual disease assay indicated for use in such indications (whether its own or that of a third party), in each case subject to certain exceptions and to the extent they do not expire earlier (the “Exclusivity Period”).

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

The Tempus Warrants included a provision under which the total number of shares issuable upon settlement were subject to adjustment, which caused the Tempus Warrants to be classified as liability instruments while outstanding and subject to remeasurement at each balance sheet date, with changes in fair value recognized as other income (expense), net in the consolidated statements of operations. Fair values of the warrants were estimated using the Black-Scholes option-pricing model. See Note 5, Fair Value

Measurements for discussion of inputs used in the measurements of the Tempus Warrants and the resulting noncash loss recognized in the consolidated statements of operations. For the year ended December 31, 2024, the Company recognized noncash losses of $18.3 million for the change in fair value of the Tempus Warrants.

Investment Agreement with Tempus

In August 2024, the Company entered into an investment agreement (the "Tempus Investment Agreement") with Tempus under which the Company issued and sold 3,500,000 shares of common stock at a price per share of $5.07 and received $17.7 million of cash from the sale of the shares.

Impact of Tempus Agreement on the Financial Statements

For the year ended December 31, 2025, the Company recognized revenue of $0.5 million related to the Tempus Agreement and recorded it in its consolidated statement of operations. As of December 31, 2025, $0.4 million was outstanding as a receivable from Tempus and is included in accounts receivable in the consolidated balance sheet. For the year ended December 31, 2024, the Company recognized no revenue from Tempus and had no outstanding accounts receivable.

The Market Development Fee for the second milestone is recorded as a liability when received and offset against promotional fees as they are paid by the Company to Tempus. As of December 31, 2025, all of the $6.0 million Market Development Fee for the second milestone has been received.

Amounts of transactions with Tempus during each income statement period presented, along with amounts due from or to Tempus as of the balance sheet date, follows (in thousands):

	Income Statement
	Year ended December 31, 2025	Year ended December 31, 2024
Orders and results delivery fees and net promotional fees — Selling, general and administrative expenses	$4,582	$498
Noncash loss from remeasurement of Tempus Warrants—Other income (expense), net	—	(18,274)

	Balance Sheet
	December 31, 2025	December 31, 2024
Accounts payable and accrued and other current liabilities:
Unamortized Market Development Fees	$4,200	$1,400
Accounts payable and accrued liabilities to Tempus	1,542	345
Total accounts payable and accrued and other current liabilities	$5,742	$1,745

Other long-term liabilities:
Unamortized Market Development Fees	$-	$1,200
Total other long-term liabilities	$-	$1,200

Merck Sharp & Dohme LLC

Investment Agreement with Merck

On December 19, 2024, the Company entered into an investment agreement (the "Merck Investment Agreement") with Merck under which the Company issued and sold 14,044,943 shares of common stock at a price per share of $3.56, representing the last reported closing price of the common stock. The Company received $50.0 million of cash from the sale of the shares and incurred $0.3 million of issuance costs directly related to the sale. Pursuant to the terms of the Merck Investment Agreement, the Company agreed to reserve $10.0 million of the proceeds to open an ISO-certified laboratory in a region outside of the United States, with such region mutually agreed upon by the Company and Merck. This cash was not legally restricted under the Merck Investment Agreement and therefore included in cash and cash equivalents as of December 31, 2025 and December 31, 2024.

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

For the years ended December 31, 2025 and December 31, 2024, the Company invoiced $4.9 million and $2.0 million, respectively, pursuant to the terms of the Master Agreement and recorded as revenue in its consolidated statement of operations. As of December 31, 2025 and December 31, 2024, $2.0 million and $2.5 million, respectively, was outstanding as a receivable from Merck and included in accounts receivable in the consolidated balance sheets.

Note 9. Stock-Based Compensation

The Company maintains the following equity incentive plans:

2011 Equity Incentive Plan

In 2011, the Company established its 2011 Equity Incentive Plan (the “2011 Plan”) that provided for the granting of stock options to employees and nonemployees of the Company. Under the 2011 Plan, the Company had the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), RSAs, and RSUs. Options under the 2011 Plan could be granted for periods of up to 10 years. The ISOs could be granted at a price per share not less than the fair value at the date of grant.

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

2020 Inducement Plan

The Compensation Committee of the Company’s board of directors adopted the 2020 Inducement Plan (the “Inducement Plan”) in May 2020, which became effective upon adoption. The Inducement Plan was adopted without stockholder approval, as permitted by the Nasdaq Stock Market rules. The Inducement Plan provides for the grant of equity-based awards, including NSOs, SARs, RSAs, RSUs, PSAs, and other forms of equity compensation, and its terms are substantially similar to the stockholder-approved 2019 Plan. In accordance with relevant Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals' entry into employment with the Company. These Awards must be approved by either a majority of the Company’s independent directors or the Company’s compensation committee, provided such committee comprises solely independent directors (the “Independent Compensation Committee”) in order to comply with the exemption from the stockholder approval requirement for inducement grants provided under the Nasdaq Marketplace Rules. Pursuant to the Inducement Plan, which was last amended in February 2026, the aggregate number of shares of Common Stock that may be issued will not exceed 2,050,000 shares.

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

Shares of common stock available for issuance under the Company’s equity incentive plans at December 31, 2025 were as follows:

December 31, 2025
Outstanding stock awards	13,318,317
Reserved for future award grants	4,703,664
Reserved for future ESPP	118,646
Total common stock reserved for stock awards	18,140,627

Service-Based Stock Option Activity

A summary of the Company’s stock option activity (excluding performance-based stock option activity, which is presented separately below) for the years ended December 31, 2025 and 2024 is as follows:

	Outstanding Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2023	5,805,586	$7.40	6.90	$64
Options granted	3,612,000	2.19
Options exercised	(80,998)	2.46
Options forfeited or expired	(728,870)	9.65
Balance—December 31, 2024	8,607,718	$5.07	7.64	$21,949
Options granted	4,911,000	4.35
Options exercised	(444,463)	4.28
Options forfeited or expired	(552,695)	7.06
Balance—December 31, 2025	12,521,560	$4.73	7.71	$51,539
Options vested and exercisable as of December 31, 2025	6,882,977	$5.41	6.70	$28,497

Options granted to new hires generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted as merit awards generally vest monthly over a three- or four-year period.

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $7.96 on December 31, 2025 and the exercise prices of the underlying stock options. Out-of-the money stock options are excluded from aggregate intrinsic value.

The weighted-average grant date fair value of options granted was $3.20 and $1.53 per share for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025 and 2024, the total intrinsic value of options exercised was $1.6 million and $0.2 million, respectively. The income tax benefit related to the stock options exercised was $0.3 million and immaterial for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the unrecognized stock-based compensation of unvested options was $14.2 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Valuation of Service-Based Stock Options

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. Fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service periods of the awards. Fair value of stock options was estimated using the following range of assumptions:

Year Ended December 31,
	2025	2024
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Volatility	83.72 - 90.90%	72.61 - 83.68%
Risk-free interest rate	3.70 - 4.50%	3.48 - 4.65%
Dividend yield	–%	–%

Performance-Based Stock Option Activity

During 2024, the Company granted performance-based stock options ("PSOs") to the executive leadership team. Vesting of the PSOs is based upon attainment of certain Medicare reimbursement coverages by the end of 2025 and subject to continuous service by the executives. Fair value was estimated using the Black-Scholes option-pricing model. Total grant-date fair value of the PSOs was $0.3 million. As of December 31, 2025, not all the Medicare reimbursement coverages were obtained and the Company canceled a portion of the PSOs. Accordingly, the Company reversed previously recognized stock-based compensation expense associated with the performance conditions that were not met. As of December 31, 2025, the recognized stock-based compensation cost related to vested PSOs was immaterial.

A summary of the Company’s performance-based stock option activity for the years ended December 31, 2025 and 2024 is as follows:

	Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2023	—	$—	-	$—
Options granted	271,500	1.61
Balance—December 31, 2024	271,500	$1.61	9.20	$1,133
Options forfeited or expired	(181,000)	1.61
Balance—December 31, 2025	90,500	1.61	8.20	$575
Options vested and exercisable as of December 31, 2025	90,500	$1.61	8.20	$575

Restricted Stock Units ("RSU") Activity and Valuation

A summary of the Company’s RSU activity for the years ended December 31, 2025 and 2024 is as follows:

	Unvested Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2023	1,253,826	$8.99	$2,633
RSUs vested	(601,285)	10.46	1,719
RSUs forfeited	(219,057)	10.20
Balance—December 31, 2024	433,484	$6.34	$2,506
RSUs vested	(282,580)	7.72	1,804
RSUs forfeited	(19,647)	4.52
Balance—December 31, 2025	131,257	$3.63	$1,045

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

The aggregate fair value of unvested RSUs is calculated using the closing price of the Company’s common stock of $7.96 on December 31, 2025. During the year ended December 31, 2025 and 2024, the total fair value of shares vested was $1.8 million and $1.7 million, respectively. The income tax benefit related to vested RSUs was $0.4 million for each of the years ended December 31, 2025 and 2024. As of December 31, 2025, the unrecognized stock-based compensation cost of unvested RSUs was $0.3 million, which is expected to be recognized over a weighted-average period of 0.8 years.

The Company’s default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

Performance-Based RSU Activity

In March 2025, the Company granted performance-based RSUs ("PSUs") to the executive leadership team. A percentage of the number of RSUs will vest based upon achieving the Company's operational target as of the end of 2026, and subject to continuous service by the executives throughout March 2028. Fifty percent of the aggregate number of achieved PSUs (if any) will vest upon certification in March 2027, with the remaining fifty percent vesting in March 2028. The total grant-date fair value of the PSUs was $2.1 million. As of December 31, 2025, the Company no longer considered the achievement of the operational target to be probable. Accordingly, the Company reversed previously recognized stock-based compensation expense and no stock-based compensation cost was recognized for the year ended December 31, 2025.

	Unvested Performance-Based Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2024	—	$—	$—
PSUs granted	575,000	3.63
Balance—December 31, 2025	575,000	$3.63	$4,577

ESPP Activity and Valuation

During the years ended December 31, 2025 and 2024, 381,415 and 583,695 shares of common stock were purchased under the ESPP, respectively. The fair value of stock purchase rights granted under the ESPP was estimated using the following range of assumptions:

	Year Ended December 31,
	2025	2024
Expected term (in years)	0.5	0.5
Volatility	78.55 - 92.85%	61.35 - 95.66%
Risk-free interest rate	3.79 - 4.22%	4.42 - 5.43%
Dividend yield	–%	–%
Fair value	$1.59 - $3.60	$0.51 - $2.14

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense by function (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue	$718	$658
Research and development	3,204	4,039
Selling, general and administrative	5,507	5,989
Total stock-based compensation expense	$9,429	$10,686

The following is a summary of stock-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2025	2024
Service-based stock options	$7,151	$5,017
Performance-based stock options	(28)	112
Service-based RSUs	1,601	5,251
Performance-based RSUs	—	—
ESPP	705	306
Total stock-based compensation expense	$9,429	$10,686

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

The Company issued and sold 16,196,287 and 6,660,731 shares of its common stock at a weighted-average price of $7.95 and $4.61 per share under the Sales Agreement and received $126.8 million and $30.1 million in proceeds, net of commissions, during 2025 and 2024, respectively.

Note 10. Segment and Geographic Information

The Company operates in one reportable segment, which is to provide advanced cancer genomic testing services for precision oncology and personalized testing. The Company develops, markets, and sells testing services to pharmaceutical companies, biopharmaceutical companies, diagnostic companies, universities, non-profits, government entities and cancer patients. It derives revenue primarily in the United States from the sale of genomic testing services and manages its business activities on a consolidated basis. The Company does not have intra-entity sales or transfers. The Company’s CODM is its CEO, who reviews consolidated operating results, accompanied by disaggregated information about net revenues by customer types, as presented below, to make decisions about allocating resources and assessing performance for the entire Company.

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

The Company attributes revenues to geographic region based on the billing addresses of customers. The following table presents net revenues by geographic region:

	Year ended December 31,
	2025	2024
United States	90%	96%
Others	10%	4%

The following table provides information about reported segment revenue, segment loss, and significant segment expenses (in thousands):

	Year ended December 31,
	2025	2024
Revenue	$69,648	$84,614
Less:
Payroll and related costs	69,995	66,910
Lab supplies and outside services	14,209	12,029
Facility costs	9,934	10,132
Professional services	11,248	9,079
Repairs and maintenance	8,808	8,210
Change in fair value of the Tempus Warrants	—	18,274
Depreciation and amortization	9,787	10,941
Other segment items(a)	34,092	35,833
Interest income	(7,155)	(5,510)
Segment and consolidated net loss	$(81,270)	$(81,284)

(a) Other segment items included in segment net loss include materials cost related to cost of revenue, marketing expenses, office expenses, foreign currency exchange gain and losses, and other overhead expenses.

Note 11. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations and other matters. For example, the Company has received, and may in the future continue to receive letters, claims or complaints from others alleging false advertising, intellectual property infringement, and/or violation of employment practices. Accruals for litigation and loss contingencies are reflected in the consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of December 31, 2025, the Company was not involved in any material legal proceedings.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Net loss	$(81,270)	$(81,284)
Weighted-average common shares outstanding—basic and diluted	89,240,435	59,251,013
Net loss per common share—basic and diluted	$(0.91)	$(1.37)

The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	For the Year Ended December 31,
	2025	2024
Options to purchase common stock	12,612,060	8,879,218
Unvested RSUs	706,257	433,484
ESPP	127,820	61
Total	13,446,137	9,312,763

Note 13. Income Taxes

We account for income taxes under the liability method; under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

We utilize a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(81,312)	$(81,312)
Foreign	63	46
Loss before income taxes	$(81,249)	$(81,266)

Income Taxes Paid

Income taxes paid, net of refunds received (in thousands):

	Year Ended December 31,
	2025	2024
U.S. state and local
New Jersey	$2	$2
Other state and local	2	2
Foreign
United Kingdom	19	34
Other foreign jurisdictions	*	*
Total income taxes paid	$23	$38

* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

Provision for Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024
Current tax expense:
Federal	$—	$—
State	5	4
Foreign	18	15
Total current tax expense	23	19
Deferred tax benefit:
Federal	-	-
State	-	-
Foreign	(2)	(1)
Total deferred tax benefit	(2)	(1)
Total income tax expense
Federal	-	-
State	5	4
Foreign	16	14
Total provision for income taxes	$21	$18

Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows (in thousands):

	Year Ended December 31,
	2025		2024
At statutory rate	$(17,062)	(21.0%)	$(17,066)	(21.0%)
Effect of:
State income taxes, net of federal effect	(3,220)	(4.0%)	(296)	(0.3%)
Change in valuation allowance	11,357	14.0%	12,674	15.6%
Nontaxable or nondeductible items
Stock-based compensation	823	1.0%	2,149	2.6%
Warrant revaluation	-	0.0%	3,838	4.7%
Other nontaxable or nondeductible items	537	0.7%	431	0.5%
Changes in tax laws or rates	-	0.0%	-	0.0%
Tax credits
Federal research and development credits	(182)	(0.2%)	(2,519)	(3.1%)
Cross-border tax laws	-	0.0%	-	0.0%
Worldwide changes in unrecognized tax benefits	7,707	9.5%	802	1.0%
Other	58	0.0%	2	0.0%
Foreign tax effects
Foreign jurisdictions	3	0.0%	3	0.0%
Total	$21	–%	$18	–%

In 2025, state and local income taxes in California comprised the majority of the state and local income tax expenses, net of federal effect category. In 2024, state and local income taxes in California comprised the majority of the state and local income taxes, net of federal effect category.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	Year ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$140,595	$94,215
Research and development credits	19,025	26,196
Capitalized research and development	1,215	27,088
Deferred revenue	270	332
Property and equipment	197	73
Accruals and reserves	1,351	2,011
Stock-based compensation	4,485	4,084
Operating lease liabilities	11,036	11,828
Other intangibles	95	152
Other	41	299
Total gross deferred tax assets	178,310	166,278
Less: valuation allowance	(173,499)	(161,698)
Total deferred tax assets	4,811	4,580
Deferred tax liabilities:
Operating lease right-of-use assets	(4,800)	(4,571)
Total deferred tax liabilities	(4,800)	(4,571)
Net deferred tax assets	$11	$9

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of the Company’s lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11.8 million and $16.8 million during the years ended December 31, 2025 and 2024, respectively.

As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the "change in valuation allowance" line of the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance (in thousands):

	December 31,
	2025	2024
Beginning balance	$161,698	$144,861
Change charged to income tax expense	11,814	16,847
Changes charged to OCI	(13)	(10)
Ending balance	$173,499	$161,698

Undistributed earnings of the Company’s foreign subsidiary in the UK are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income tax. At the present time it is not practicable to estimate the amount of U.S. income taxes that might be payable if these earnings were repatriated.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2025, the Company had a net operating loss carryforward for federal income tax purposes of $509.5 million, of which $86.0 million is subject to expiration beginning in 2031. The Company had a total state net operating loss carryforward of approximately $392.3 million, which will begin to expire in 2031. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2025, the Company has federal credits of approximately $9.9 million, which will begin to expire in 2031 and state research credits of approximately $9.1 million, which have no expiration date. These tax credits are subject to the same limitations discussed above.

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

The Company has the following activity relating to unrecognized tax benefits (in thousands):

	December 31,
	2025	2024
Beginning balance	$6,583	$5,701
Gross increase—tax positions in prior periods	8,134	-
Gross decrease—tax positions in prior periods	(36)	-
Gross increase—tax positions in current period	466	882
Ending balance	$15,147	$6,583

During the years ended December 31, 2025 and 2024, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

The Company files income tax returns in the U.S. and the UK. We are currently under examination in the U.S. for tax year 2023. Because of net operating losses and research credit carryovers, substantially all the Company’s tax years remain open to examination.

Note 14. Subsequent Events

At-the-Market Equity Offerings

In January 2026, the Company issued and sold 2,127,155 of its common stock at an average price of $10.00 per share under the Sales Agreement and received $21.0 million, net of commissions.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Personalis, Inc.

Fremont, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Personalis, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Transactions

As described in Notes 2 and 3 to the consolidated financial statements, the Company derives revenue from the sale of genomic testing services. The genomic testing services are the only distinct services that meet the definition of a performance obligation and are accounted for as one performance obligation. Revenue is recognized at a point in time when test results are transferred to the customer. The Company’s consolidated revenue was $69.6 million for the year ended December 31, 2025.

We identified the auditing of the occurrence of revenue transactions as a critical audit matter. Auditing the occurrence of revenue was especially challenging due to the significant audit effort involved in performing procedures related to the occurrence of revenue transactions, given the significance of revenue, the large volume of transactions, and the evaluation of the sufficiency of audit evidence.

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

February 26, 2026

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO") has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2025, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Item 9B. Other Information.

Trading Arrangements

During the last fiscal quarter, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted written plans for the sale of our securities as set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Christopher Hall, President & CEO	Adoption	December 17, 2025	X		400,000	December 31, 2026
Richard Chen, EVP, R&D, Chief Medical Officer	Adoption	December 23, 2025	X		900,000	March 22, 2027

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

**Non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Amended and Restated Bylaws

On February 24, 2026, our board of directors amended and restated the Company’s Amended and Restated Bylaws (the “Amended Bylaws”), effective immediately. Among other changes, the Amended Bylaws:

•
Modernize the stockholder proposal procedures and disclosure requirements set forth in Section 5 of the Amended Bylaws, including, without limitation, by adding certain requirements for stockholder nominated directors to furnish information supporting their eligibility to serve, limiting the number of nominees a stockholder may nominate for election, limiting the need to provide information about the other stockholders supporting the proposal to those who are financially supporting such proposal, adding additional disclosure requirements to disclose in a director nomination proposal notice relating to certain extrinsic arrangements and requiring stockholder (or a qualified representative of the stockholder) appearance at the annual or special meeting of stockholders of the Company to present a nomination or proposed business advanced by such stockholder;
•
Clarify that certain updates to a previously submitted stockholder proposal, including, without limitation, change or addition of nominees, matters, business and/or resolutions to be brought before the meeting, will not be permitted as updates and will instead constitute a new proposal and be subject to the stockholder proposal procedures and disclosure requirements set forth in Section 5 of the Amended Bylaws;
•
Simplify the description of the voting standards for the election of directors and other proposals at stockholder meetings in Section 8 of the Amended Bylaws;
•
Conform the notice provisions throughout the Amended Bylaws to the requirements of Section 232 of the General Corporation Law of the State of Delaware (the “DGCL”); and
•
Conform Section 12 of the Amended Bylaws concerning the list of stockholders in connection with stockholder meetings with the requirements of Section 219 of the DGCL.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended Bylaws, which are filed as Exhibit 3.2 to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except for the principal occupation, business experience, and education of each of our executive officers and directors set forth further below, the information required by this Item is set forth under the headings “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance and Board of Directors Matters,” and “Proposal No. 1 Election of Directors—Information About Our Continuing Directors” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the solicitation of proxies for the Company’s 2026 annual meeting of stockholders, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item is set forth under the headings “Director Compensation,” and “Executive Compensation” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth under the headings “Equity Compensation Plans at December 31, 2025” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth under the headings “Corporate Governance and Board of Directors Matters” and “Transactions with Related Persons and Indemnification” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth under the headings “Principal Accountant Fees and Services” and “Pre-Approval Procedures” under the proposal “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K, as indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	6/24/2019
3.2*	Amended and Restated Bylaws of the Registrant.
4.1	Description of Securities of Personalis, Inc.	10-K	001-38943	4.1	2/25/2021
4.2	Form of Common Stock Certificate of the Registrant.	S-1/A	333-231703	4.1	6/7/2019
4.3	Investment Agreement, dated August 16, 2024, by and between the Registrant and Tempus AI, Inc.	8-K	001-38943	4.1	8/16/2024
4.4	Investment Agreement, dated December 19, 2024, by and between the Registrant and Merck Sharp & Dohme LLC.	8-K	001-38943	4.1	12/19/2024
10.1#	Personalis, Inc. 2011 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1	333-231703	10.1	5/23/2019
10.2#	Personalis, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-231703	10.2	6/7/2019
10.3#	Personalis, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-231703	10.3	6/7/2019
10.4*#	Personalis, Inc. 2020 Inducement Plan, as amended.
10.5#	Form of RSU Award Agreement under 2020 Inducement Plan.	10-K	001-38943	10.5	2/28/2024
10.6#	Form of Option Agreement under 2020 Inducement Plan.	10-K	001-38943	10.6	2/28/2024
10.7#	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1/A	333-231703	10.4	6/7/2019
10.8#	Amended and Restated Non-Employee Director Compensation Policy, dated February 27, 2024	10-Q	001-38943	10.1	5/8/2024
10.9#	Amended and Restated Employment Agreement dated March 7, 2023, between the Registrant and Aaron Tachibana.	8-K	001-38943	10.1	3/8/2023
10.10#	Amended and Restated Offer Letter, dated March 7, 2023, between the Registrant and Christopher Hall.	8-K	001-38943	10.2	3/8/2023
10.11#	Amended and Restated Employment Agreement dated March 8, 2023, between the Registrant and Richard Chen.	8-K	001-38943	10.3	3/8/2023
10.12#	Second Amended and Restated Executive Severance Agreement, dated September 25, 2023, between the Registrant and Christopher Hall.	10-K	001-38943	10.12	2/28/2024
10.13#	Third Amended and Restated Executive Severance Agreement, dated September 25, 2023, between the Registrant and Aaron Tachibana.	10-K	001-38943	10.13	2/28/2024
10.14#	Third Amended and Restated Executive Severance Agreement, dated September 25, 2023, between the Registrant and Richard Chen.	10-K	001-38943	10.14	2/28/2024
10.15#	Second Amended and Restated Executive Severance Agreement, dated September 18, 2023, between the Registrant and Stephen Moore.	10-K	001-38943	10.15	2/28/2024
10.16Ω‡	Commercialization and Reference Laboratory Agreement, between the Registrant and Tempus AI, Inc., dated November 25, 2023.	8-K	001-38943	10.1	11/28/2023

10.17Ω‡	Amendment No. 1 to the Commercialization and Reference Laboratory Agreement, dated August 16, 2024, by and between the Registrant and Tempus AI, Inc.	8-K	001-38943	10.1	8/16/2024
10.18	Amendment No. 2 to the Commercialization and Reference Laboratory Agreement, dated September 20, 2024, by and between the Registrant and Tempus AI, Inc.	10-Q	001-38943	10.2	11/6/2024
10.19Ω	Amendment No. 3 to the Commercialization and Reference Laboratory Agreement, dated December 13, 2024, by and between the Registrant and Tempus AI, Inc.	10-K	001-38943	10.19	2/27/2025
10.20	Lease, by and between MENLO PREHC I, LLC, MENLO PREPI I, LLC, TPI INVESTORS 9, LLC and the Registrant, dated February 2, 2015.	S-1	333-231703	10.9	5/23/2019
10.21	First Amendment to Lease, by and between MENLO PREPI I, LLC and TPI INVESTORS 9, LLC and the Registrant, dated April 8, 2020.	10-Q	001-38943	10.1	8/6/2020
10.22	Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated August 25, 2021.	10-Q	001-38943	10.1	11/4/2021
10.23	Amendment No. 1 to Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated December 8, 2021.	10-K	001-38943	10.16	2/24/2022
10.24	Amendment No. 2 to Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated June 9, 2022.	10-Q	001-38943	10.1	8/3/2022
10.25	Amendment No. 3 to Lease, by and between Ardenwood Ventures I, LLC and the Registrant, dated December 19, 2022.	10-K	001-38943	10.19	2/23/2023
10.26‡	Contract No. 36C24E22D0031, by and between the U.S. Department of Veterans Affairs and the Registrant, dated September 30, 2022.	10-Q	001-38943	10.1	11/2/2022
10.27Ω	Amendment No. 4 to the Commercialization and Reference Laboratory Agreement, dated July 8, 2025, by and between the Registrant and Tempus AI, Inc.	10-Q	001-38943	10.1	11/4/2025
10.28	Amendment No. 5 to the Commercialization and Reference Laboratory Agreement, dated September 11, 2025, by and between the Registrant and Tempus AI, Inc.	10-Q	001-38943	10.2	11/4/2025
10.29	Amended and Restated At-the-Market Sales Agreement, dated December 27, 2024, by and among the Registrant, Piper Sandler & Co. and BTIG, LLC.	8-K	001-38943	1.1	12/27/2024
10.30Ω‡	Settlement and License Agreement, between the Registrant. and Foresight Diagnostics, Inc., dated June 21, 2024.	10-Q	001-38943	10.1	8/7/2024
19.1*	Insider Trading Policy.
21.1*	Subsidiaries of the Registrant as of December 31, 2025.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#	Incentive Compensation Recoupment Policy.	10-K	001-38943	97	2/28/2024
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

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

Date: February 26, 2026	Personalis, Inc.

	By:	/s/ Aaron Tachibana
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name and Signature	Title	Date

/s/ Christopher Hall	President, Chief Executive Officer and Director	February 26, 2026
Christopher Hall	(Principal Executive Officer)

/s/ Aaron Tachibana	Chief Financial Officer and Chief Operating Officer	February 26, 2026
Aaron Tachibana	(Principal Financial and Accounting Officer)

/s/ Karin Eastham	Director	February 26, 2026
Karin Eastham

/s/ Olivia Bloom	Director	February 26, 2026
Olivia K. Bloom

/s/ A. Blaine Bowman	Director	February 26, 2026
A. Blaine Bowman

/s/ Woodrow A. Myers, Jr.	Director	February 26, 2026
Woodrow A. Myers, Jr., M.D.

/s/ Lonnie Shoff	Director	February 26, 2026
Lonnie Shoff

/s/ Kenneth Widder	Director	February 26, 2026
Kenneth J. Widder, M.D.