Form 10-Q
period 2026-03-31
Personalis, Inc.
filed 2026-05-07
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of registrant’s Common Stock outstanding as of April 29, 2026 was 104,721,098.

PERSONALIS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2026

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
•
our future business with the U.S. Department of Veterans Affairs' Million Veteran Program ("VA MVP"), ModernaTX, Inc. ("Moderna"), Merck & Co., Inc. ("Merck"), and other collaboration partners and customers;
•
our belief that approval of personalized cancer therapies by the U.S. Food and Drug Administration ("FDA") may drive benefits to our business;
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
•
We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from three of our largest customers, Moderna, the VA MVP and Merck, and in the past have derived a substantial portion of our revenue from other large customers.
•
Building our clinical diagnostic testing business is subject to a number of reimbursement challenges and we may not be able to establish the medical necessity of our tests for coverage or reimbursement rates that cover our costs.
•
We are pursuing a partner-centric strategy and have key relationships with Tempus, Myriad Genetics, Inc, Moderna, and Merck, among others. These and any other partnering and/or collaboration agreements that we have entered into or may enter into in the future may not be successful, or may terminate, which could adversely impact our business or affect our ability to develop and commercialize our testing services.
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
•
Complying with numerous statutes and regulations pertaining to our business is an expensive and time-consuming process, and we may be subject to regulatory action if we or our testing service offerings do not comply with applicable requirements.
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
•
If we are not able to obtain, maintain and enforce patent protection for our testing services or technologies, our competitors and other third parties could develop and commercialize products, services and technologies similar or identical to ours, and our ability to successfully commercialize testing services, and technologies may be adversely affected.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and par value data)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$73,594	$124,245
Short-term investments	159,624	115,708
Accounts receivable, net (1)	13,022	16,203
Inventory and other deferred costs	6,930	6,144
Prepaid expenses and other current assets	5,028	5,651
Total current assets	258,198	267,951
Property and equipment, net	48,438	44,815
Operating lease right-of-use assets	14,957	15,118
Other long-term assets	3,802	6,280
Total assets	$325,395	$334,164
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (2)	$12,676	$12,989
Accrued and other current liabilities (2)	22,201	25,079
Contract liabilities (3)	4,168	1,562
Total current liabilities	39,045	39,630
Long-term operating lease liabilities	31,023	31,866
Other long-term liabilities	562	1,483
Total liabilities	70,630	72,979
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 104,691,704 and 102,475,891 shares issued and outstanding, respectively	10	10
Additional paid-in capital	916,117	892,331
Accumulated other comprehensive income (loss)	(70)	104
Accumulated deficit	(661,292)	(631,260)
Total stockholders’ equity	254,765	261,185
Total liabilities and stockholders’ equity	$325,395	$334,164

(1) Includes related party accounts receivable of $4.5 million and $2.5 million as of March 31, 2026 and December 31, 2025, respectively.

(2) Includes related party liabilities of $4.4 million and $5.7 million as of March 31, 2026 and December 31, 2025, respectively.

(3) Includes related party contract liabilities of $2.7 million and nil as of March 31, 2026 and December 31, 2025, respectively.

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue (1)	$15,472	$20,605
Costs and expenses
Cost of revenue	15,191	13,398
Research and development	14,539	12,640
Selling, general and administrative (2)	17,903	12,263
Total costs and expenses	47,633	38,301
Loss from operations	(32,161)	(17,696)
Interest income	2,172	2,027
Interest expense	(47)	(28)
Other income (expense), net	20	(46)
Loss before income taxes	(30,016)	(15,743)
Provision for income taxes	16	7
Net loss	$(30,032)	$(15,750)
Net loss per share, basic and diluted	$(0.29)	$(0.18)
Weighted-average shares outstanding, basic and diluted	104,191,862	87,463,885

(1) Includes related party revenue of $3.1 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

(2) Includes related party sales and marketing expenses of $2.9 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(30,032)	$(15,750)
Other comprehensive income (loss), net of tax
Changes in foreign currency translation adjustments:
Change during period	(26)	33
Net changes in foreign currency translation adjustments	(26)	33
Change in unrealized loss on available-for-sale debt securities	(148)	(28)
Comprehensive loss	$(30,206)	$(15,745)

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2026 and 2025

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2025	102,475,891	$10	$892,331	$104	$(631,260)	$261,185
Proceeds from sales of common stock under ATM facility, net of commissions	2,127,155	—	20,952	—	—	20,952
Proceeds from exercise of stock options	85,203	—	281	—	—	281
Restricted stock units vested	3,455	—	—	—	—	—
Stock-based compensation	—	—	2,553	—	—	2,553
Foreign currency translation adjustment	—	—	—	(26)	—	(26)
Unrealized loss on available-for-sale debt securities	—	—	—	(148)	—	(148)
Net loss	—	—	—	—	(30,032)	(30,032)
Balance—March 31, 2026	104,691,704	$10	$916,117	$(70)	$(661,292)	$254,765

Balance—December 31, 2024	85,171,146	$9	$752,961	$(23)	$(549,990)	$202,957
Proceeds from sales of common stock under ATM facility, net of commissions	3,064,152	—	17,782	—	—	17,782
Proceeds from exercise of stock options	62,022	—	132	—	—	132
Restricted stock units vested	21,970	—	—	—	—	—
Stock-based compensation	—	—	2,219	—	—	2,219
Foreign currency translation adjustment	—	—	—	33	—	33
Unrealized loss on available-for-sale debt securities	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(15,750)	(15,750)
Balance—March 31, 2025	88,319,290	$9	$773,094	$(18)	$(565,740)	$207,345

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(30,032)	$(15,750)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,553	2,219
Depreciation and amortization	2,371	2,587
Noncash operating lease cost	161	398
Amortization of discount on short-term investments	(1,125)	(1,084)
Other	21	(377)
Changes in operating assets and liabilities
Accounts receivable (1)	3,181	(2,833)
Inventory and other deferred costs	(786)	1,017
Prepaid expenses and other assets	663	(1,230)
Accounts payable (2)	(809)	2,013
Accrued and other current liabilities (2)	(426)	(2,742)
Contract liabilities (3)	2,606	(1,136)
Operating lease liabilities	(856)	(993)
Other long-term liabilities	—	(50)
Net cash used in operating activities	(22,478)	(17,961)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(67,040)	(64,281)
Proceeds from maturities of available-for-sale debt securities	24,100	44,250
Purchases of property and equipment	(3,192)	(2,511)
Proceeds from sales of property and equipment (4)	120	—
Net cash used in investing activities	(46,012)	(22,542)
Cash flows from financing activities:
Proceeds from sales of common stock under ATM facility, net of commissions	20,952	17,782
Payment of costs related to Tempus and Merck Investment Agreements	—	(106)
Proceeds from loans	—	2,587
Repayments of loans and finance leases	(1,278)	(308)
Payments for finance lease buyout	(2,125)	—
Proceeds from issuance of common stock under equity incentive plans	281	132
Net cash provided by financing activities	17,830	20,087
Effect of exchange rates on cash, cash equivalents and restricted cash	9	2
Net change in cash, cash equivalents and restricted cash	(50,651)	(20,414)
Cash, cash equivalents and restricted cash, beginning of period	126,035	93,205
Cash, cash equivalents and restricted cash, end of period	$75,384	$72,791

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$73,594	$71,001
Restricted cash, included in other long-term assets	1,790	1,790
Total cash, cash equivalents and restricted cash	$75,384	$72,791

Supplemental cash flow information:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$3,043	$261
Finance lease assets were reclassified to property and equipment upon lease buyout	2,246	—

(1) Includes a change in related party receivable of $2.1 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively.

(2) Includes a change in related party liabilities of $1.3 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.

(3) Includes a change in related party contract liabilities of $2.7 million and nil for the three months ended March 31, 2026 and 2025, respectively.

(4) Includes proceeds from a related party of $0.1 million and nil for the three months ended March 31, 2026 and 2025, respectively.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim reporting. Certain note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

The consolidated financial statements include the accounts of Personalis, Inc. and its wholly owned subsidiary, Personalis (UK) Ltd. All intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2026.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The estimates include, but are not limited to, revenue recognition, useful lives assigned to long-lived assets, discount rates for lease accounting, the valuation of stock options, provisions for income taxes, and fair value of lease right-of-use assets. Actual results could differ from these estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. Historically, the Company has not experienced significant credit losses from accounts receivable. Multiple customers have provided more than 10% of total revenue in the periods presented, or accounted for more than 10% of accounts receivable at each respective balance sheet date, as follows:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31, 2026	December 31, 2025
	2026	2025
Merck & Co., Inc. (1)	19%	*	33%	12%
VA MVP	16%	20%	*	*
Moderna, Inc.	16%	27%	14%	*
Natera, Inc.	*	12%	*	*
Genentech, Inc.	*	*	22%	*
US Department of Veterans Affairs	*	*	*	24%
AstraZeneca UK Ltd	*	*	*	10%

* Less than 10% of revenue or accounts receivable

(1) Consists of related party revenue and related party receivable, respectively.

Significant Accounting Policies

As of March 31, 2026, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies” in its consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

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
•
Enterprise sales includes sales of tumor profiling and diagnostic tests directly to another business as an input to their products. The Company is typically contracted to deliver specified tests and analytics in high volume over time. Revenue from the Company's commercial relationship with Natera to provide advanced tumor analysis for use in Natera's molecular residual disease ("MRD") test makes up substantially all of the revenue in this category.
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
•
Other includes sales of genomic tests and analytics to universities and non-profits.

The following table presents the Company's revenue disaggregated by customer type (in thousands):

	Three Months Ended March 31,
	2026	2025
Pharma testing services (1)	$10,724	$13,594
Enterprise sales	393	2,465
Population sequencing	2,500	4,213
Clinical diagnostic	1,431	308
Other	424	25
Total revenue	$15,472	$20,605

(1) Includes related party revenue of $3.1 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

Contract Assets and Liabilities

The opening and closing balances of receivables and contract liabilities from contracts with customers are shown below (in thousands). Contract assets were immaterial for all periods presented.

	March 31, 2026	December 31, 2025
Opening balances:
Accounts receivable, net	$16,203	$8,140

Short-term contract liabilities	1,562	3,100
Total contract liabilities	1,562	3,100

Closing balances:
Accounts receivable, net	13,022	16,203

Short-term contract liabilities	4,168	1,562
Total contract liabilities	$4,168	$1,562

Remaining Performance Obligations

Amounts collected in advance of services being provided are deferred as contract liabilities in the consolidated balance sheets. The associated revenue is recognized, and the contract liability is reduced, as the services are subsequently performed. Remaining performance obligations are comprised mainly of contract liabilities, and to a lesser extent, non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the consolidated financial statements. As of March 31, 2026, amounts related to unfulfilled services under contracts with an original expected duration of more than one year were immaterial. Revenue recognized that was included in the contract liability balance at the beginning of each reporting period was $0.1 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$5,254	$5,257
Other deferred costs	1,676	887
Total inventory and other deferred costs	$6,930	$6,144

Property and equipment, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Machinery and equipment	$31,992	$29,647
Computer equipment	19,998	19,998
Computer software	5,024	5,024
Furniture and fixtures	2,310	2,310
Construction in progress	3,645	56
Leasehold improvements	41,691	41,691
Total	104,660	98,726
Less: accumulated depreciation and amortization	(56,222)	(53,911)
Property and equipment, net	$48,438	$44,815

Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was $2.3 million and $2.6 million, respectively.

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation	$5,566	$6,961
Operating lease liabilities	6,879	6,892
Loans—current portion (Note 6)	879	1,190
Market Development Fees received from Tempus (Note 8)	3,150	4,200
Employee ESPP contributions	913	377
Other current liabilities	4,814	5,459
Total accrued and other current liabilities	$22,201	$25,079

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$4,210	$—	$—	$4,210
Money market funds	13,873	—	—	13,873	Level 1
Commercial paper	299	—	—	299	Level 1
Commercial paper	52,234	—	(9)	52,225	Level 2
U.S. government securities	2,987	—	—	2,987	Level 2
Total cash and cash equivalents	73,603	—	(9)	73,594
Short-term investments:
Commercial paper	6,164	—	(3)	6,161	Level 1
Commercial paper	19,301	—	(6)	19,295	Level 2
Corporate debt securities	5,197	—	(5)	5,192	Level 1
U.S. agency securities	16,891	—	(15)	16,876	Level 2
U.S. government securities	112,136	15	(51)	112,100	Level 2
Total short-term investments	159,689	15	(80)	159,624
Total assets measured at fair value	$233,292	$15	$(89)	$233,218

	December 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$4,919	$—	$—	$4,919
Money market funds	45,349	—	—	45,349	Level 1
Commercial paper	498	—	—	498	Level 1
Commercial paper	73,491	—	(12)	73,479	Level 2
Total cash and cash equivalents	124,257	—	(12)	124,245
Short-term investments:
Commercial paper	498	—	—	498	Level 1
Commercial paper	12,734	—	(2)	12,732	Level 2
Corporate debt securities	4,680	1	(2)	4,679	Level 1
U.S. agency securities	14,138	1	(5)	14,134	Level 2
U.S. government securities	83,573	92	—	83,665	Level 2
Total short-term investments	115,623	94	(9)	115,708
Total assets measured at fair value	$239,880	$94	$(21)	$239,953

The amortized costs and fair value of marketable debt securities (excluding cash and money market funds), by contractual maturity, at March 31, 2026 are as follows (in thousands):

	March 31, 2026
	Amortized Cost	Fair Value
Less than 1 year	$213,214	$213,140
1 to 5 years	1,995	1,995
Total	$215,209	$215,135

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

Note 6. Loans

Amounts outstanding under loans are as follows (in thousands):

	March 31, 2026	December 31, 2025
Principal	$944	$2,143
Less: unamortized discount	(65)	(91)
Total carrying amount	879	2,052
Less: current portion (included in accrued and other current liabilities)	(879)	(1,190)
Long-term portion (included in other long-term liabilities)	$—	$862

Equipment and Software Loans

In July 2022, the Company entered into a secured payment agreement with a financing entity to finance the purchase of internal use software licenses and related ongoing support from a vendor. In January 2025, $0.4 million was outstanding and waived entirely as part of a settlement agreement with the vendor related to a service claim on the ongoing support component of the agreement. The $0.4 million settlement was recognized as a gain and presented as an offset to maintenance costs upon the settlement, included as part of selling, general and administrative in the consolidated statements of operations.

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

The total initial present value of the January 2025 Agreement was $2.6 million. The discount of $0.2 million is being recognized as interest expense in the consolidated statements of operations over the life of the payment agreement. The first repayment of $0.7 million was billed in March 2025 and paid in April 2025. The second repayment of $1.2 million was billed and paid in January 2026. Interest expense for the three months ended March 31, 2026 and 2025 was immaterial.

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

The Company has noncancelable operating leases for data center space expiring in 2026. The leases include renewal options that the Company determined are not reasonably certain to be exercised. Separately, the Company also has various other short-term leases.

As of March 31, 2026, operating leases had a weighted-average remaining lease term of 9.2 years and a weighted-average discount rate of 10.6%. Discount rates are based on estimates of the Company's incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of March 31, 2026 were as follows (in thousands):

Amount
2026 (remaining nine months)	$5,387
2027	7,189
2028	5,215
2029	5,371
2030	5,532
2031 and thereafter	31,894
Total future minimum lease payments	60,588
Less: imputed interest	(22,686)
Present value of future minimum lease payments	37,902
Less: current portion of operating lease liability (included in accrued and other current liabilities)	(6,879)
Long-term operating lease liabilities	$31,023

Cash paid for operating lease liabilities, included in cash flows from operating activities in the consolidated statements of cash flows, for the three months ended March 31, 2026 and 2025, was $1.8 million and $2.1 million, respectively.

Components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease cost
Operating lease cost	$1,149	$1,479
Short-term lease cost	1	1
Variable lease cost	705	370
Total lease cost	$1,855	$1,850

In September 2025, the Company entered into an agreement to lease lab equipment for 36 months with 33 monthly payments of $0.1 million, commencing in January 2026. The Company classified this lease as a finance lease as the agreement contains an early buyout option which the Company was reasonably certain to exercise. Pursuant to the early buyout option, the Company can purchase the equipment and simultaneously terminate the agreement by paying the purchase price of $2.1 million. In accordance with the agreement, in January 2026, the Company exercised the purchase option and paid $2.1 million. The purchase price was recognized as part of finance lease assets and finance lease liabilities. At the time the Company exercised the purchase option, it reclassified the finance lease assets to property and equipment.

As of March 31, 2026, finance lease assets and liabilities were $0.8 million and $1.1 million, respectively. As of December 31, 2025, finance lease assets and liabilities were $3.1 million and $3.2 million, respectively. Finance lease cost was immaterial for the three months ended March 31, 2026.

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

Tempus

Tempus acquired its ownership stake in August 2024 by exercising two warrants issued to Tempus in November 2023 in consideration of Tempus' obligations to Personalis under the Tempus Agreement (as defined below), for an aggregate of 9,218,800 shares of Personalis' common stock at an average exercise price of $2.00 per share, and purchasing an additional 3,500,000 shares of Personalis' common stock at a price per share of $5.07 under an investment agreement entered into with Tempus in August 2024.

Overview of Tempus Agreement

In November 2023, the Company entered into a Commercialization and Reference Laboratory Agreement (as amended by Amendment No. 1, dated August 16, 2024, Amendment No. 2, dated September 20, 2024, Amendment No. 3, dated December 13, 2024, Amendment No. 4, dated July 8, 2025 and Amendment No. 5, dated September 11, 2025, collectively, the “Tempus Agreement”) with Tempus pursuant to which Tempus markets the Company's NeXT Personal® Dx test in the United States. The Company performs tests ordered by patients through Tempus and the Company bills the patients or payors. The Company compensates Tempus for orders obtained and results delivered on a per-test basis. The term of the Tempus Agreement is six years, which may be extended for successive one-year terms. Either party may terminate the Tempus Agreement for convenience upon 30 months' prior written notice.

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

The Tempus Agreement also granted Tempus access to initial and longitudinal genomic data derived from performance of the tests and Tempus will have the right to use such data. If Tempus licenses such data to a third party and Tempus recognizes revenue from such license, Tempus will pay the Company a percentage of its gross revenues attributable to such license that is in the range of 10% to 20%. Such revenue share shall be payable during the term of the agreement and for 10 years thereafter. There was no revenue share recognized for the three months ended March 31, 2026 and 2025, respectively.

Impact of Tempus Agreement on the Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025, the Company recognized revenue of $0.2 million and an immaterial amount, respectively, related to the Tempus Agreement and recorded it in its consolidated statement of operations. As of March 31, 2026 and December 31, 2025, $0.2 million and $0.4 million, respectively, was outstanding as a receivable from Tempus and is included in accounts receivable in the consolidated balance sheets.

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

Amounts of transactions with Tempus during each income statement period presented, along with amounts due from or to Tempus as of each balance sheet date, are as follows (in thousands):

	Income Statement
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Orders and results delivery fees and net promotional fees—Selling, general and administrative expenses	$2,901	$575

	Balance Sheet
	March 31, 2026	December 31, 2025
Accounts payable and accrued and other current liabilities:
Unamortized Market Development Fees	$3,150	$4,200
Accounts payable and accrued liabilities to Tempus	1,252	1,542
Total accounts payable and accrued and other current liabilities	$4,402	$5,742

Merck Sharp & Dohme LLC

Investment Agreement with Merck

On December 19, 2024, the Company entered into an investment agreement (the "Merck Investment Agreement") with Merck under which the Company issued and sold 14,044,943 shares of common stock at a price per share of $3.56, representing the last reported closing price of the common stock. The Company received $50.0 million of cash from the sale of the shares and incurred $0.3 million of issuance costs directly related to the sale. Pursuant to the terms of the Merck Investment Agreement, the Company agreed to reserve $10.0 million of the proceeds to open an ISO-certified laboratory in a region outside of the United States, with such region mutually agreed upon by the Company and Merck. This cash was not legally restricted under the Merck Investment Agreement and therefore included in cash and cash equivalents as of March 31, 2026 and December 31, 2025.

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

During the three months ended March 31, 2026 and 2025, the Company invoiced $2.9 million and $0.5 million, respectively, pursuant to the terms of the Master Agreement and recorded as revenue in its consolidated statements of operations. As of March 31, 2026 and December 31, 2025, $4.3 million and $2.0 million, respectively, was outstanding as a receivable from Merck and included in accounts receivable in the consolidated balance sheets.

Note 9. Stock-Based Compensation

Shares of common stock reserved for issuance under the Company’s equity incentive plans at March 31, 2026 were as follows:

March 31, 2026
Outstanding stock awards	16,930,068
Reserved for future award grants	6,477,049
Reserved for future ESPP	618,646
Total common stock reserved for stock awards	24,025,763

Service-Based Stock Option Activity

A summary of the Company’s service-based stock option activity (excluding performance-based stock option activity, which is presented separately below) for the three months ended March 31, 2026 is as follows:

	Outstanding Service-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2025	12,521,560	$4.73	7.71	$51,539
Options granted	3,239,752	6.74
Options exercised	(85,203)	3.29
Options forfeited or expired	(34,307)	9.11
Balance—March 31, 2026	15,641,802	$5.14	7.99	$33,923
Options vested and exercisable as of March 31, 2026	7,490,122	$5.19	6.61	$21,830

Options granted to new hires generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted as merit awards generally vest monthly over a three- or four-year period.

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $6.37 on March 31, 2026 and the exercise prices of the underlying stock options. Out-of-the money stock options are excluded from aggregate intrinsic value.

The weighted-average grant date fair value of options granted was $5.29 and $2.65 per share for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, the total intrinsic value of options exercised was $0.4 million and $0.1 million, respectively. As of March 31, 2026, the unrecognized stock-based compensation cost of unvested options was $29.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Valuation of Service-Based Stock Options

The Company estimated the fair value of service-based stock options using the Black-Scholes option-pricing model. Fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service periods of the awards. Fair value of stock options was estimated using the following range of assumptions:

Three Months Ended March 31,
	2026	2025
Expected term (in years)	5.77 - 6.08	5.77 - 6.08
Volatility	97.01 - 97.83%	83.72 - 84.08%
Risk-free interest rate	3.71 - 3.97%	4.15 - 4.50%
Dividend yield	–%	–%

Performance-Based Stock Option Activity

During 2024, the Company granted performance-based stock options ("PSOs") to the executive leadership team. The PSOs were eligible to vest upon attainment of certain Medicare reimbursement coverages (as certified by the Compensation Committee) by the end of 2025 and subject to continuous service by the executives. Fair value was estimated using the Black-Scholes option-pricing model. Total grant-date fair value of the PSOs was $0.3 million. As of December 31, 2025, not all the Medicare reimbursement coverages were obtained and the Company canceled a portion of the PSOs. Accordingly, the Company reversed previously recognized stock-based compensation expense associated with the performance conditions that were not met. As of March 31, 2026, the recognized stock-based compensation cost related to vested PSOs was immaterial.

A summary of the Company's performance-based stock option activity for the three months ended March 31, 2026 is as follows:

	Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2025	90,499	$1.61	8.20	$575
Balance—March 31, 2026	90,499	$1.61	7.96	$431
Options vested and exercisable as of March 31, 2026	90,499	$1.61	7.96	$431

Restricted Stock Units ("RSU") Activity and Valuation

A summary of the Company’s RSU activity for the three months ended March 31, 2026 is as follows:

	Unvested Service-Based Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2025	131,257	$3.63	$1,045
RSUs granted	495,651	6.72
RSUs vested	(3,455)	10.10	27
RSUs forfeited	(686)	5.31
Balance—March 31, 2026	622,767	$6.05	$3,967

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

The aggregate fair value of unvested RSUs is calculated using the closing price of the Company’s common stock of $6.37 on March 31, 2026. During the three months ended March 31, 2026 and 2025, the total fair value of shares vested was immaterial and $0.4 million, respectively. As of March 31, 2026, the unrecognized stock-based compensation cost of unvested RSUs was $3.5 million, which is expected to be recognized over a weighted-average period of 2.5 years.

The Company’s default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

Performance-Based RSU Activity

In March 2025, the Company granted performance-based RSUs ("PSUs") to the executive leadership team. A percentage of the number of RSUs will vest based upon achieving the Company's operational target as of the end of 2026, and subject to continuous service by the executives throughout March 2028. Fifty percent of the aggregate number of achieved PSUs (if any) will vest upon certification in March 2027, with the remaining fifty-percent vesting in March 2028. The total grant-date fair value of the PSUs was $2.1 million. As of December 31, 2025, the Company no longer considered the achievement of the operational target to be probable. Accordingly, the Company reversed previously recognized stock-based compensation expense and no stock-based compensation cost was recognized for the year ended December 31, 2025, and the three months ended March 31, 2026.

A summary of the Company's PSUs activity for the three months ended March 31, 2026 is as follows:

	Unvested Performance-Based Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2025	575,000	$3.63	$4,577
Balance—March 31, 2026	575,000	$3.63	$3,663

ESPP Activity and Valuation

During the three months ended March 31, 2026 and 2025, no shares of common stock were purchased under the Employee Stock Purchase Plan ("ESPP"). Additionally, no stock purchase rights were granted during either period.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended March 31,
	2026	2025
Service-based stock options	$2,153	$1,221
Performance-based stock options	7	35
Service-based RSUs	160	745
Performance-based RSUs	—	39
ESPP	233	179
Total stock-based compensation expense	$2,553	$2,219

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$212	$197
Research and development	746	856
Selling, general and administrative	1,595	1,166
Total stock-based compensation expense	$2,553	$2,219

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

During the three months ended March 31, 2026, the Company issued and sold 2,127,155 shares of its common stock under the Amended Sales Agreement at a weighted-average price of $10.00 per share and received $21.0 million in proceeds, net of commissions.

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

The Company attributes revenues to geographic region based on the billing addresses of customers. The following table presents net revenues by geographic region:

	Three Months Ended March 31,
	2026	2025
United States	94%	88%
Others	6%	12%

The following table provides information about reported segment revenue, segment loss, and significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$15,472	$20,605
Less:
Payroll and related costs	22,287	18,003
Lab supplies and outside services	2,234	2,841
Facility costs	2,370	2,270
Professional services	3,819	2,774
Repairs and maintenance	2,615	1,893
Depreciation and amortization	2,311	2,587
Other segment items (a)	12,040	8,014
Interest income	(2,172)	(2,027)
Segment and consolidated net loss	$(30,032)	$(15,750)

(a) Other segment items included in segment net loss include materials cost related to cost of revenue, marketing expenses, office expenses, foreign currency exchange gain and losses, and other overhead expenses.

Note 11. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations and other matters. For example, the Company has received, and may in the future continue to receive letters, claims or complaints from others alleging false advertising, intellectual property infringement, and/or violation of employment practices. Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of March 31, 2026, the Company was not involved in any material legal proceedings.

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

Note 12. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed release of outstanding RSUs, and assumed issuance of common stock under the ESPP. The Company incurred net losses in the periods presented, and as a result, the potential issuance of common shares from stock options, RSUs, and ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss	$(30,032)	$(15,750)
Weighted-average common shares outstanding—basic and diluted	104,191,862	87,463,885
Net loss per common share—basic and diluted	$(0.29)	$(0.18)

The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	15,732,301	12,235,916
Unvested RSUs	1,197,767	984,372
ESPP	128,102	167,398
Total	17,058,170	13,387,686

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 (our “Annual Report”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report.

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

We are working with a growing number of leading cancer centers and world-class academic research institutions to build and publish clinical, evidence-based support for our testing services and our key indications, as well as to obtain reimbursement coverage from Medicare and other payors. Because of the ultra-high analytical sensitivity of our technology, we are primarily focusing on three indications: breast cancer, lung cancer, and immunotherapy (IO) monitoring. We have collaborations with Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); Institut Curie; The Royal Marsden; the Vall d'Hebron Institute of Oncology (VHIO); the University of California, San Diego; Duke University; Vanderbilt University and Johns Hopkins University (the PREDICT study); the Dana-Farber Cancer Institute; the University of Texas M.D. Anderson Cancer Center; University Medical Center Hamburg-Eppendorf (also known as UKE); Criterium and the Academic Breast Cancer Consortium; Yale Cancer Center; Aarhus University; British Columbia Cancer; and University Health Network, that will focus on building the evidence-base for our technology and these indications.

Today, our testing services are routinely used by many of the largest oncology-focused pharmaceutical companies for analysis of patient samples in their clinical trials and drug development programs. Our advanced genomic sequencing and analytics also support the development of personalized neoantigen therapies for cancer and other next-generation cancer immunotherapies. For example, we are providing genomic testing services to ModernaTX, Inc. ("Moderna") in its ongoing clinical trials evaluating a personalized cancer therapy. In addition, we have partnered with diagnostics companies by providing our advanced tumor profiling and analysis capabilities as an input to their products. We also have a collaboration with Tempus that enables Tempus to market our NeXT Personal® Dx test to physicians for breast cancer, lung cancer, colorectal cancer and immuno-oncology monitoring, and to market and sell NeXT Personal to Tempus' pharmaceutical and biotech customers who wish to bundle MRD testing with other Tempus offerings in a given study, through November 25, 2029. We have also pursued non-cancer related business opportunities, specifically within the population sequencing market, by providing whole genome sequencing ("WGS") services under contract with the U.S. Department of Veterans Affairs Million Veteran Program ("VA MVP").

Our work in oncology is underpinned by our experience and capacity for next-generation sequencing at scale. We have the capacity to sequence and analyze over 350 trillion bases of DNA per week in our facility. We believe that our capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases. To date, we have sequenced approximately 585,000 human samples, of which approximately 227,000 were whole human genomes.

First Quarter 2026 Highlights

Total revenue of $15.5 million decreased 25%, or $5.1 million, during the first quarter of 2026 compared to the first quarter of 2025, due to (i) lower revenue from pharma testing services and other customers; (ii) an expected revenue decline from Enterprise sales, which was primarily Natera; and (iii) planned lower population sequencing revenue from the VA MVP. Revenue from Enterprise sales was $0.4 million in the first quarter of 2026 compared to $2.4 million in the first quarter of 2025 and the decline was due to the expected winding down of the project with Natera. These decreases were partially offset by higher clinical test revenue, which increased $1.1 million, or 365%, compared to the first quarter of 2025, as a result of obtaining Medicare reimbursement coverage decisions in November 2025 and February 2026 for breast and lung cancer, respectively.

Key business accomplishments and financial updates in the first quarter of 2026 include:

•
Secured Milestone Medicare Coverage for Lung Cancer: Received Medicare coverage approval in the first quarter for the surveillance of cancer recurrence in lung cancer patients for Stage I to III non-small cell lung cancer (NSCLC). This marks the Company's second major Medicare coverage decision in six months, alongside breast cancer

•
Announced Early Access Launch of Real-Time Variant Tracker™: Launched a pioneering new feature for NeXT Personal® that empowers clinicians to longitudinally track resistance and therapeutically targetable mutations during routine disease monitoring, and potentially optimize treatment
•
Published Neoadjuvant Treatment Monitoring Results in Breast Cancer: Featured data in the Journal of Clinical Oncology from the PREDICT-DNA prospective study for Triple-Negative (TNBC) and HER2+ breast cancer patients that showed NeXT Personal can outperform current standard approaches for predicting patient outcomes following neoadjuvant therapy (NAT)
•
Presented Compelling Data at the American Association for Cancer Research (AACR) Annual Meeting:
o
Colorectal Cancer (CRC) Podium Presentation: Highlighted the ultrasensitive ctDNA detection by NeXT Personal for predicting and tracking response to neoadjuvant immunotherapy in CRC patients, demonstrating a remarkable 100% negative predictive value and 100% specificity for disease relapse following surgery
o
Lung Cancer Poster Presentation: Demonstrated that ultrasensitive ctDNA monitoring with NeXT Personal successfully predicts the early response of immunotherapy in recurrent metastatic NSCLC patients

Components of Operating Results

Revenue

We derive our revenue primarily from sales of genomic testing services to the following five customer types:

•
Pharma testing services includes sales of testing services and data analytics for clinical trials and research to pharmaceutical companies in support of their oncology drug development programs.
•
Enterprise sales includes sales of tumor profiling and diagnostic tests directly to other businesses as an input to their products. Revenue from our commercial relationship with Natera to provide advanced tumor analysis for use in Natera's MRD test currently makes up substantially all of the revenue in this category.
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

Our ability to increase revenue will depend on our ability to further increase sales to these groups of customers and expand our customer base within each group. To do this, we are developing a growing set of state-of-the-art services; advancing our operational infrastructure; building our regulatory credentials; focusing our marketing efforts on large pharmaceutical companies; building and publishing the clinical evidence-base to support our testing services in our key indications, pursuing reimbursement coverage from Medicare and other payors; and seeking additional partnerships. We market to biopharma customers and doctors through a small direct sales force and through our collaboration and partnership with Tempus where we are leveraging Tempus' significantly larger sales force to commercialize NeXT Personal Dx in the clinical diagnostics market as a key vector to grow our clinical diagnostic business.

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

We expense our research and development costs in the period in which they are incurred. We expect research and development expenses to continue to increase over time to support the growth of our clinical diagnostic offerings.

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

We expect selling, general and administrative expenses to continue to increase over time to support the growth of our clinical diagnostic offerings and expected gain of market share.

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

Results of Operations

The following sets forth, for the periods presented, our unaudited consolidated statements of operations and selected financial data (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Consolidated Statements of Operations:
Revenue (1)	$15,472	$20,605
Costs and expenses
Cost of revenue	15,191	13,398
Research and development	14,539	12,640
Selling, general and administrative (2)	17,903	12,263
Total costs and expenses	47,633	38,301
Loss from operations	(32,161)	(17,696)
Interest income	2,172	2,027
Interest expense	(47)	(28)
Other income (expense), net	20	(46)
Loss before income taxes	(30,016)	(15,743)
Provision for income taxes	16	7
Net loss	$(30,032)	$(15,750)
Net loss per share, basic and diluted	$(0.29)	$(0.18)
Weighted-average shares outstanding, basic and diluted	104,191,862	87,463,885

(1) Includes related party revenue of $3.1 million and $0.5 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

(2) Includes related party sales and marketing expenses of $2.9 million and $0.6 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

	March 31, 2026	December 31, 2025
Cash and cash equivalents, and short-term investments	$233,218	$239,953
Working capital	219,153	228,321
Total assets (1)	325,395	334,164
Total debt	879	2,052
Long-term obligations	31,585	33,349
Total liabilities (2)(3)	70,630	72,979
Total stockholders' equity	254,765	261,185

(1) Includes related party accounts receivable of $4.5 million and $2.5 million as of March 31, 2026 and December 31, 2025, respectively.

(2) Includes related party liabilities of $4.4 million and $5.7 million as of March 31, 2026 and December 31, 2025, respectively.

(3) Includes related party contract liabilities of $2.7 million and nil as of March 31, 2026 and December 31, 2025, respectively.

Revenue

The following table shows revenue by customer type (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	Change
Pharma testing services (1)	$10,724	$13,594	$(2,870)	(21%)
Enterprise sales	393	2,465	(2,072)	(84%)
Population sequencing	2,500	4,213	(1,713)	(41%)
Clinical diagnostic	1,431	308	1,123	365%
Other	424	25	399	1596%
Total revenue	$15,472	$20,605	$(5,133)	(25%)

(1) Includes related party revenue of $3.1 million and $0.5 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

The following table shows customers that made up at least 10% of total revenue in at least one of the periods presented:

	Three Months Ended March 31,
	2026	2025
Merck & Co., Inc. (1)	19%	*
VA MVP	16%	20%
Moderna, Inc.	16%	27%
Natera, Inc.	*	12%

* Less than 10% of revenue

(1) Consists of related party revenue.

Pharma testing services

The decrease in pharma testing services revenue in the first quarter of 2026 was primarily due to a decrease in the clinical trial samples processed for Moderna in addition to a small decline in selling prices. We expect variability in revenue from pharmaceutical companies in the future due to the timing of their patient enrollment for clinical trials or project schedules.

Enterprise sales

The decrease in revenue from enterprise sales in the first quarter of 2026 was mainly due to the expected decrease in the number of samples processed for Natera after the second quarter of 2025 when the minimum volume commitments in our agreement with Natera expired. We no longer have a material commercial relationship with Natera and do not expect to have one going forward.

Population sequencing

Revenue recognized each period from population sequencing is impacted by timing of our fulfillment of samples under each annual task order. The decrease in revenue in the first quarter of 2026 was due to a planned decrease in the number of samples we processed. Our annual task orders received in 2025 and 2024 were $13.5 million and $7.5 million, respectively. Our contract with the VA MVP does not include specific testing turnaround times. Therefore, we may modulate the volume of samples processed from the VA MVP to accommodate sample volumes from other customers, which can vary from period to period. We anticipate fulfilling the task order received in August 2025 during the first three quarters of 2026.

Clinical diagnostic

Clinical diagnostic revenue is generated from Medicare and private insurance payors. In January 2024, we received a Medicare coverage determination for NeXT Dx, our ultra-comprehensive tumor genomic profiling assay. In November 2025, we received Medicare coverage determination for NeXT Personal Dx for post-treatment surveillance of cancer recurrence in patients with Stage II and III breast cancer, with an effective date of October 7, 2025. In February 2026, we also received Medicare coverage for NeXT Personal Dx for surveillance of patients with Stage I to III NSCLC, with an effective date of January 9, 2026. The increase in clinical diagnostic revenue in the first three months of 2026 was mainly attributable to an increase in NeXT Dx test volume and NeXT Personal Dx reimbursements received from certain private payors and Medicare for breast cancer and NSCLC surveillance.

Costs and Expenses

The following table shows costs and expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	Change
Cost of revenue	$15,191	$13,398	$1,793	13%
Research and development	14,539	12,640	1,899	15%
Selling, general and administrative	17,903	12,263	5,640	46%
Total costs and expenses	$47,633	$38,301	$9,332	24%

Cost of revenue

The increase in cost of revenue in the first quarter of 2026 was primarily due to increased clinical diagnostic test costs where the corresponding revenue and reimbursement amounts were less than the cost of the testing services due to selling testing services in advance of reimbursement in order to gain market share.

Specific components of the increase were a $1.3 million increase in diagnostic test costs, a $0.8 million increase in personnel costs, and a $0.2 million increase in facilities expenses, offset partially by a $0.5 million decrease in direct material costs due to lower biopharma revenue.

Research and development

The increase in research and development expenses in the first quarter of 2026 was primarily due to an increase in personnel and personnel-related costs, expenses related to IT support, and lab supplies utilized. These expenses increased in order to further and complete clinical evidence studies, process development work to enhance laboratory operations’ productivity, and technology development.

Specific components of the increase were a $1.4 million increase in personnel and personnel-related costs driven by increased headcount and employee compensation in the first quarter of 2026, a $0.3 million increase in IT-related expenses, and a $0.2 million increase in lab supplies utilized.

Selling, general and administrative

The increase in selling, general and administrative expenses was primarily due to an increase in selling related expenses associated with increases in testing volume for NeXT Personal Dx.

Specific components of the increase were a $2.4 million increase in Tempus' sales & marketing expenses, a $1.8 million increase in personnel and personnel-related costs driven by increased headcount and employee compensation in the first quarter of 2026, and a $0.8 million increase in commercial related expenses associated with higher testing volume for NeXT Personal Dx. These expenses were further impacted by a $0.6 million increase in equipment-related expenses and subscription fees and a $0.3 million increase in professional services, partially offset by a $0.3 million decrease in depreciation costs.

Interest Income, Interest Expense, and Other Income (Expense), Net

The following table shows interest income and expense, and other income (expense), net (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	Change
Interest income	$2,172	$2,027	$145	7%
Interest expense	(47)	(28)	(19)	68%
Other income (expense), net	20	(46)	66	(143%)
Total	$2,145	$1,953	$192	10%

Interest income and interest expense

The increase in interest income in the first quarter of 2026 compared to the same quarter in 2025 was driven by higher average investment balances, partially offset by decreased yields. Interest expense is the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

Other income (expense), net, in the periods presented consisted mainly of foreign currency remeasurements.

Liquidity and Capital Resources

The following table presents selected financial information (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents, and short-term investments	$233,218	$239,953
Contract liabilities	4,168	1,562
Working capital	219,153	228,321

From our inception through March 31, 2026, we have funded our operations primarily from net proceeds from issuance of redeemable convertible preferred stock, IPO, follow-on equity offerings, At-the-Market ("ATM") facility (see Note 9, Stock-Based Compensation, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information), Tempus exercising warrants and purchasing additional shares under an investment agreement, and Merck purchasing shares of our common stock under an investment agreement (see Note 8, Related Party Transactions, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information), as well as debt financings. As of March 31, 2026, we had cash and cash equivalents of $73.6 million and short-term investments of $159.6 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our testing services or other risks described in this Quarterly Report on Form 10-Q, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. We filed a sales agreement prospectus supplement in November 2025, pursuant to which we offered and sold $100.0 million of shares of our common stock through our ATM facility. As of March 31, 2026, no shares of our common stock remain available for sale. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

Cash Flows

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(22,478)	$(17,961)
Net cash used in investing activities	(46,012)	(22,542)
Net cash provided by financing activities	17,830	20,087

The increase in cash used in operating activities was primarily due to working capital needs and lower revenue with reduced gross margin.

The increase in cash used by investing activities was due to a $2.7 million increase in investment of our cash into short-term investments, $20.2 million lower proceeds from the maturity of short-term investments, and a $0.6 million increase in capital expenditures.

The decrease in cash provided by financing activities was due to a $2.6 million decrease in proceeds from loans, a $2.1 million payment of a finance lease, and $1.0 million higher repayments of loans, partially offset by $3.3 million higher net proceeds from sales of common stock under our ATM facility and our equity incentive plans, and $0.1 million lower payments of costs associated with the Tempus and Merck investment agreements.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of variable costs of revenue, operating expenditures, capital expenditures, property leases, and other spend. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $233.2 million as of March 31, 2026, as well as anticipated cash receipts from customers. To fund our material cash requirements in the short- and long-term, we may also seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

Variable costs of revenue. From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of raw materials, laboratory supplies and consumables to be used in the sequencing of customer samples. However, we generally do not have binding and enforceable purchase orders beyond the short term, and the timing and magnitude of purchase orders beyond such period is difficult to accurately project. We currently expect spending in this area to increase compared to the levels in 2025 to support expected higher levels of revenue.

Operating expenditures. Our primary use of cash relates to employee compensation, spend on professional services, spend related to research and development projects, and other costs to support our research and development and selling, general and administrative functions. We currently expect our spending in all of these areas to increase compared to the levels in 2025 to support the growth of our clinical diagnostic offerings. On a long-term basis, we manage future cash requirements relative to our long-term business plans.

Capital expenditures. Capital expenditures are expected to increase from 2025 levels as we expect to expand NeXT Personal Dx test volume capacity. Going forward, our capital expenditures are expected to consist primarily of laboratory equipment and computer equipment. We currently expect capital expenditures to be between $8.0 million and $10.0 million in 2026 and between $10.0 million to $12.0 million in each of the years 2027 and 2028.

Property leases. Our noncancelable operating lease payments were $60.6 million as of March 31, 2026. The timing of these future payments, by year, can be found in Note 7, Leases, in Part I, Item 1 of this Form 10-Q in the Consolidated Financial Statements.

Other. As of March 31, 2026, we have an outstanding noninterest bearing loan that was used to finance the purchase of equipment for our laboratory. We owe a total of $0.9 million, which is payable in 2027. Further discussion of the loan can be found in Note 6, Loans, in Part I, Item 1 of this Form 10-Q in the Consolidated Financial Statements.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with revenue recognition and leases have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO"), and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2026, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

See Note 11, Commitments and Contingencies, in Part I, Item 1 of this Form 10-Q in the Consolidated Financial Statements for more information.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our unaudited consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition, and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (Annual Report), which was filed with the SEC on February 26, 2026; provided, however, no asterisk is included if the only changes are to reflect our most recently reported financial information and/or one or more insignificant changes.

Operational, Strategic and Business Risks

We have a history of losses and we expect to incur significant losses for the foreseeable future and may not be able to generate sufficient revenue to achieve or sustain profitability.

We have incurred net losses since our inception. For the year ended December 31, 2025, we had a net loss of $81.3 million. For the three months ended March 31, 2026, we had a net loss of $30.0 million. As of March 31, 2026, we had an accumulated deficit of $661.0 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue or achieve and sustain profitability. *

Our principal competition comes from commercial and academic organizations that employ various approaches to produce information that is similar to the information that we generate for our customers. These commercial and academic organizations may not utilize our testing services or may not believe them to be superior to those tests that they currently use or others that are developed. Further, it may be difficult to educate our customers and potential customers on the benefits of our comprehensive tests compared to simpler panels provided by our competitors. For example, the information that we provide may be more challenging or require additional resources for our customers to interpret than the information provided by our competitors’ less comprehensive assays. In addition, our suppliers or competitors may announce the development of new products, services or features that results in our customers’ or potential customers’ decision to reduce, postpone or cancel orders from us while they wait to determine which products, services or features are or will be perceived as technologically superior, more commercially successful or adopted as standards in the industry; such decisions by our customers or potential customers may be influenced by their concerns regarding the potential obsolescence of data generated using testing our services and features if our testing services or features are or will not be perceived as technologically superior, commercially successful or adopted as standards in the industry.

Some of our present or potential competitors, including Adela, Inc., Caris Life Sciences, Inc., DELFI Diagnostics, Inc., Exact Sciences Corporation, which was acquired by Abbott Laboratories, Inc., in March 2026, Foresight Diagnostics Inc. (“Foresight”), which was acquired by Natera in December 2025, Foundation Medicine, Inc., GRAIL, Inc., Guardant Health, Inc., Haystack Oncology, Inc., which was acquired by Quest Diagnostics Incorporated in June 2023, Laboratory Corporation of America Holdings, MedGenome Inc., Myriad Genetics, Inc., Natera, NeoGenomics, Inc., Predicine, Inc., SAGA Diagnostics AB which is expected to be acquired by Foundation Medicine, Inc. in the third quarter of 2026, and Veracyte, Inc. may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD test. During the year ended December 31, 2025, revenue under our agreement accounted for 8% of our total revenue. See “—We have historically derived a substantial portion of our revenue from DNA sequencing and data analysis services provided to Natera. We no longer have a material commercial relationship with Natera and, if we are unable to grow our customer base and diversify our revenue concentration, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” Further, we have partnered with Tempus to expand the sales and marketing of our NeXT Personal® Dx tests in four indications and Tempus could in the future develop tests that compete directly or indirectly with our tests or partner with our competitors. If Tempus were to develop competitive tests or partner with our competitors, we or Tempus may terminate the agreement and, upon termination of the agreement, we may be unable to expand our sales force timely to replace the Tempus sales and marketing efforts, which could adversely impact our business or affect our ability to commercialize our testing services. In addition, our present or potential competitors have been or may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. We may also have disputes with our present or potential competitors. See “—Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violations may require us to spend significant time and money, and could in the future prevent us from selling our tests or impact our stock price, any of which could have a material adverse effect.”

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from three of our largest customers, Moderna, the VA MVP and Merck, and in the past have derived a substantial portion of our revenue from other large customers.*

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from Moderna, which accounted for 16% of our revenue for the three months ended March 31, 2026, and 22% and 28% of our revenue for the years ended December 31, 2025 and 2024, respectively. We derive a significant portion of our revenue from the VA MVP, which accounted for 16% of our revenue for the three months ended March 31, 2026, and 17% and 9% of our revenue for the years ended December 31, 2025 and 2024, respectively. We also derive a significant portion of our revenue from Merck, which accounted for 19% and 7% of our revenue for the three months ended March 31, 2026 and each of the years ended December 31, 2025 and 2024, respectively. We previously derived a significant portion of our revenue from Natera, which accounted for 8% and 30% of our revenue for the years ended December 31, 2025 and 2024, respectively. Our top five customers, including Moderna, the VA MVP, Merck and Natera, accounted for 62% and 81% of our revenue for the years ended December 31, 2025 and 2024, respectively. Our top five customers, including Moderna, the VA MVP, and Merck, accounted for 69% of our revenue for the three months ended March 31, 2026. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond Moderna, the VA MVP, Merck and Natera, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our testing services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our testing services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our testing services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if we do not win future VA MVP renewals with a value comparable to that of our historical contracted orders, it may have a material adverse effect on our revenue, cash position, and results of operations. See “—We derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to one of our largest customers, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services continues to be substantially reduced, or if our new contract with the VA MVP were to be terminated, our business, financial condition, revenue and other operating results, and cash flows will be materially harmed.” Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Likewise, if Moderna or any of our other significant customers were to reduce or cease their use of our testing services, then our revenue, cash position, and results of operations may be materially adversely impacted. Further, if any of our significant customers were to stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We have historically derived a substantial portion of our revenue from DNA sequencing and data analysis services provided to Natera. We no longer have a material commercial relationship with Natera and, if we are unable to grow our customer base and diversify our revenue concentration, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.*

In February 2021, we entered into a commercial relationship in the field of personalized oncology with Natera, pairing our NeXT tumor profiling and diagnostic services with Natera’s personalized ctDNA test Signatera™ for treatment monitoring and MRD assessment. Under this non-exclusive agreement, Natera is responsible for validating the design of, and commercialization of, Signatera personalized ctDNA assays using matched tumor and normal exome sequence data from us. The agreement covers MRD testing for both clinical use and research use. Since that time, Natera’s sample volumes have increased such that we currently derive a significant portion of our revenue from sales of our DNA sequencing and data analysis services to Natera under our agreement. For example, revenue under our agreement with Natera accounted for 30% of our total revenue for the year ended December 31, 2024 and only 8% of our total revenue for the year ended December 31, 2025. In December 2024, we amended our agreement with Natera to extend minimum volume commitments through the second quarter of 2025, after which such commitments expired and were not renewed. We no longer have a material commercial relationship with Natera and do not expect to have one going forward, as we are aware that Natera brought such services in-house in lieu of purchasing such services from us. We are also aware of at least one third party supplier of DNA sequencing and analysis services, such that Natera has elected, and may continue to elect in the future, to send a portion (or all) of its samples to its other supplier(s) instead of us. If we are unable to grow our customer base and diversify our revenue concentration timely, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.

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

If we cannot maintain our current customer relationships, or fail to acquire new customers, our revenue prospects will be reduced. Many of our customers are biopharmaceutical companies engaged in clinical trials of new drug candidates, which trials are expensive, can take many years to complete, and have inherently uncertain outcomes.*

Our corporate customers, other than Natera, are primarily biopharmaceutical companies that use our testing services to support clinical trials, including Moderna. Our future success is substantially dependent on our ability to maintain our customer relationships and to establish new ones. Many factors have the potential to impact our customer relationships, including the type of support our customers and potential customers require and our ability to deliver it, our customers’ satisfaction with our testing services, and other factors that may be beyond our control. Furthermore, our customers may decide to decrease or discontinue their use of our testing services due to changes in research and product development plans (including as a result of a public health crisis), failures in their clinical trials (which failures are statistically much more likely to occur than not at some point in the clinical development process, notwithstanding any enhanced patient stratification from the use of our proprietary tests and algorithms), financial constraints, or utilization of internal testing resources or tests performed by other parties, or other circumstances outside of our control.

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

Our activities under our agreements with our corporate customers have had, and may in the future have, an impact on our business, including expenses in connection with our scale-up activities, diversion of our resources and the attention of our management, including with respect to our internal research and development objectives and projects for our other customers, collaborators and/or partners. If there is a need to increase our laboratory’s capacity for orders from a corporate customer and we are unable to successfully do so and manage any such competing objectives and/or projects for our other customers, we may be unable to meet the quality and timing requirements of our agreements with our customers, collaborators and/or partners and such customers, collaborators and/or partners may allege a breach of our agreement with them and seek to terminate such agreement prior to its expiration and/or pursue any remedies available to it under the agreement, at law or in equity. We may also be unable to successfully research, develop, launch and/or commercialize our testing services or service capabilities with current or future customers, collaborators and/or partners. If the volume of samples received under our agreements with our corporate customers were to be significantly reduced or eliminated, or if our agreements with our corporate customers were to be terminated or not renewed after expiration, and we are unable to grow our customer base and diversify our revenue concentration timely, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.

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

Any current or future collaborations, including any strategic alliances or any collaborations to develop companion diagnostic tests, that we have entered (for example, our strategic alliances with Moderna and Merck; and our collaborations with Tempus; Myriad; ClearNote Health, Inc.; Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); Institut Curie; The Royal Marsden; the Vall d'Hebron Institute of Oncology (VHIO); the University of California, San Diego; Duke University; Vanderbilt University and Johns Hopkins University (the PREDICT study); the Dana-Farber Cancer Institute; the University of Texas M.D. Anderson Cancer Center; University Medical Center Hamburg-Eppendorf (also known as UKE); Criterium and the Academic Breast Cancer Consortium; Yale Cancer Center; Aarhus University; British Columbia Cancer; and University Health Network), or may enter into, may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which include that.

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

We operate in a global economy, which includes partners and suppliers in certain countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which our partners and suppliers reside, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

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

In addition, we cannot be certain that the FDA will not enact rules or guidance documents that could impact our ability to purchase certain materials necessary for the performance of our testing services, such as products labeled for research use only. Should any of the reagents obtained by us from suppliers and used in providing our testing services, be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting, or prohibiting the purchase of reagents necessary to perform testing.

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

If the FDA determines that our tests and associated software do not fall within the definition of an LDT, or if we voluntarily submit one or more of our tests for premarket authorization from the FDA as medical devices, we may be required to obtain premarket clearance for our tests and associated software under Section 510(k) of the FDC Act, granting of a De Novo authorization request under Section 513(f)(2) of the FDC Act, or approval of a premarket approval application (“PMA”) under Section 515(c) of the FDC Act. We would also be subject to ongoing regulatory requirements such as registration and listing requirements, labeling requirements, medical device reporting requirements, and current good manufacturing practice requirements. If our tests are considered medical devices not subject to enforcement discretion, or if we voluntarily submit one or more of our tests for marketing authorization from the FDA as medical devices, the regulatory requirements to which our tests are subject would depend on the FDA’s classification of our tests. The FDA has issued regulations classifying generic types of medical devices into one of three classes (Class I, Class II, or Class III) depending on the risk of the device for use as intended and degree of regulation that the FDA finds necessary to provide reasonable assurance of their safety and effectiveness. The class into which a device is placed determines the requirements that a medical device manufacturer must meet both pre- and post-market. On January 31, 2024, FDA announced its intent to initiate a reclassification process for most IVDs that are currently Class III (high risk), the majority of which are infectious disease and companion diagnostic IVDs, into Class II (moderate risk) with special controls. This reclassification would allow manufacturers of certain types of IVDs to seek marketing clearance through the less burdensome Class II 510(k) premarket notification pathway rather than the Class III premarket approval (PMA) pathway, the most stringent type of FDA medical device review.

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

We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, on-site systems and cloud-based data centers, systems handling human resources, financial reporting and controls, customer relationship management, regulatory compliance, and other infrastructure operations. We also communicate sensitive data, including patient data, electronically, and through relationships with multiple third-party vendors and their subcontractors. These applications and data encompass a wide variety of sensitive information, including research and development information, patient data, commercial information, and business and financial information. Our ability to monitor these third parties’ security practices is limited, and these third parties may not have adequate security measures in place. For example, in December 2025, we received notice from our e-mail service provider about certain suspicious Personalis email account activity. Upon notification of this incident, we conducted a thorough investigation and determined that a threat actor had gained access to a small number of user accounts and some patients’ PHI may have been accessed. We are not aware of any unauthorized access to our financial systems or records or any impact to our test processing systems. While we have taken steps to (a) notify the affected patients and the U.S. Department of Health and Human Services ("HHS"), Office of Civil Rights of the incident, as required by law, and (b) mitigate the potential for incidents to occur in the future, there can be no assurance that these measures will be effective.

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

Our business could be negatively impacted by environmental, social and corporate governance ("ESG") matters or our reporting of such matters.

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

Our commercial success will depend, in part, on our avoiding infringement of patents and the infringement, misappropriation, or other violation of proprietary rights of third parties, including, for example, the intellectual property of competitors. There is extensive intellectual property litigation involving the biotechnology and pharmaceutical industries and genetic sequencing technology, including with regard to liquid biopsy assays such as those designed to detect or quantify MRD or recurrence in patients previously diagnosed with cancer. Our activities may be subject to claims that we infringe or otherwise violate patents owned or controlled by third parties. Numerous U.S. and foreign patents and pending patent applications exist in the genetic testing market and are owned by third parties. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. For example, we are aware of several third-party issued U.S. patents and pending patent applications with claims relating to genetic sequencing technology and methodology that may be asserted against us and may be construed to encompass our testing services. In order to avoid liability related to an allegation of infringement of these third-party patents, we may find it necessary or prudent to initiate invalidity proceedings against such patents or to obtain licenses from such third-party intellectual property holders. If we are not able to invalidate such patents or obtain or maintain a license on commercially reasonable terms and such third parties assert infringement claims against us, we may be prevented from exploiting our technology and our business, financial condition, results of operations, and prospects may be materially and adversely affected. We may also be unaware of patents that a third party, including for example a competitor in the genetic testing market, might assert are infringed by our business. There may also be patent applications that, if issued as patents, could be asserted against us. Patent applications in the U.S. and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. patent applications that will not be filed outside the U.S. can remain confidential until patents issue. Therefore, patent applications covering testing services or technologies could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our testing services, technologies, and their use. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent, and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market our testing services. Further, we may incorrectly determine that our technologies or services are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our testing services.

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

Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies, and services are obtained, once the patent life has expired, we may be open to competition from competitive services. Our issued patents will expire on dates ranging from 2033 to 2042, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2045. In addition, although upon issuance in the U.S., a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our technologies and services, our competitive position, business, financial condition, results of operations, and prospects will be adversely affected.

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

Others may independently develop similar or alternative technologies or design around technologies for which we may not be able to obtain patent protection. In addition, any patent applications we file may be challenged and may not result in issued patents or may be invalidated, rendered unenforceable or narrowed in scope after they are issued, and there is no guarantee any of our issued patents include or will include claims that are sufficiently broad to cover our testing services, and other technologies or to provide meaningful protection from our competitors. Consequently, we do not know whether any of our platform advances, services, and other technologies will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies, or services in a non-infringing manner.

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

We seek protection for certain aspects of our technologies and services through the filing of patents, registration of copyrights, and use of non-disclosure agreements. In addition, we also rely on trade secrets and proprietary know-how protection for our confidential and proprietary information, and we have taken security measures to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know-how, or other confidential information. Among other things, we seek to protect our trade secrets, know-how, and confidential information by entering into confidentiality agreements with parties who have access to them, such as our employees, collaborators, contract manufacturers, consultants, advisors, and other third parties. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Moreover, there can be no assurance that any confidentiality agreements that we have with our employees, consultants, or other third parties will provide meaningful protection for our trade secrets, know-how, and confidential information or will provide adequate remedies in the event of unauthorized use or disclosure of such information. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Accordingly, there also can be no assurance that our trade secrets or know-how will not otherwise become known or be independently developed by competitors.

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

We license certain intellectual property that is important to our business, and, in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. For example, our agreements with third parties, such as Illumina, include certain non-exclusive license rights that are essential to the operation of our business as it is currently conducted. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our testing services, or inhibit our ability to commercialize future services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain technologies, including those of Illumina, are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

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

The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of military conflicts, tariffs and recession concerns). These disruptions can result in severely diminished liquidity and credit availability, increases in inflation, declines in consumer confidence, declines in economic growth, swings in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the impact of tariffs, other restrictive trade policies, supply chain disruptions, labor shortages, fluctuations in currency exchange rates, changes in interest rates, military conflict, acts of terrorism, government shutdowns or other geopolitical events. Sanctions imposed, and other actions taken, by the United States and other countries in response to geopolitical conflicts, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Deterioration in credit and financial markets and confidence in economic conditions may continue. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds could also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon development or commercial initiatives. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Moreover, our ability to provide our testing services is dependent on timely shipping of samples. Any disruption in shipping or significant increase in shipping rates and oil and fuel prices or other cost increases, including in connection with military conflicts, sanctions or tariffs, could have an adverse effect on our business, financial condition, and results of operations.

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

We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the U.S. that we believe are of high quality. Cash held in these accounts often exceed the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. As noted above, the FDIC took control of SVB, Signature Bank, Silvergate Capital Corp and First Republic Bank in the first half of 2023. While we did have an account at SVB, we were able to recover all of our deposits when the FDIC stepped in and allowed us to transfer funds held at SVB to another bank without incurring any losses. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Insiders or holders of greater than five percent of our outstanding common stock may exercise significant control over our company and will be able to influence corporate matters.

Our directors, executive officers and their affiliates, and holders of greater than five percent of our outstanding common stock, if they were to act together, would be able to exercise significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock and may not be in the best interests of our other stockholders. In November 2023, we entered into the Tempus Agreement (see Note 8 to our Consolidated Financial Statements included in this Form 10-Q for additional information), pursuant to which, Tempus agreed to certain voting commitments that require Tempus to vote the shares it acquired from exercising its warrants for our common stock in accordance with the recommendations of the majority of our board of directors with respect to director nominations for any meeting of our stockholders occurring on or before December 31, 2025, as well as various compensation-related matters. These voting commitments terminate when the parties’ exclusivity obligations expire or terminate under the Tempus Agreement. In addition, in December 2024, we entered into an Investment Agreement with Merck (see Note 8 to our Consolidated Financial Statements included in this Form 10-Q for additional information) pursuant to which Merck agreed to certain voting commitments that require Merck to vote, subject to specified exceptions, any shares of our common stock that Merck owns in accordance with the recommendations of our board of directors. Such voting commitments generally apply to director nominations for any meeting of our stockholders, amendments to our charter to increase the authorized shares of our common stock, various compensation-related matters, and ratification of our auditors. These voting commitments terminate upon the earlier of the second anniversary of the date of the investment agreement with Merck and the first time that Merck and its affiliates no longer own at least 50% of our shares owned by Merck immediately following the date of the investment agreement with Merck.

Future sales of shares by existing stockholders, or the perception that such sales could occur, could cause our stock price to decline.

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of March 31, 2026, we had 104,691,704 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

As of December 31, 2025, we had federal and state net operating loss carryforwards of approximately $509.5 million and approximately $392.3 million, respectively. Certain of our federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2031. These net operating loss carryforwards could expire unused and be unavailable to offset future taxable income. Under the 2017 Tax Cuts and Jobs Act (the “Tax Cuts and Jobs Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act~~,~~"), federal net operating losses incurred in tax years beginning in 2018 and thereafter may be carried forward indefinitely, but the deductibility of such federal net operating losses for tax years beginning after 2020 is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, as modified by the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an

“ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (including certain tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it could harm our future operating results by effectively increasing our future tax obligations.

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	6/24/2019
3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-38943	3.2	2/26/2026
10.1#*	Amended and Restated Non-Employee Director Compensation Policy, dated February 24, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

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

Date: May 7, 2026	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)