Form 10-Q
period 2026-06-30
Personalis, Inc.
filed 2026-08-04
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of registrant’s Common Stock outstanding as of July 29, 2026 was 106,799,872.

PERSONALIS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2026

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
the planned completion of the transactions contemplated by the Agreement and Plan of Merger by and among us, Tempus AI, Inc. (“Tempus”), Aviary Development, Inc., a Delaware corporation and a wholly owned subsidiary of Tempus and Toucan Development, LLC, a Nevada limited liability company and a wholly owned subsidiary of Tempus;
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
•
our sales, marketing and commercialization plans and strategies, including the expected benefits of and activities to be performed under our Commercialization and Reference Laboratory Agreement with Tempus;
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

Risks Related to Our Pending Acquisition by Tempus

•
The completion of the Merger is subject to a number of conditions, including certain conditions that are beyond our control, and may not be satisfied on a timely basis, or at all.
•
The value of the per share stock consideration payable to our stockholders in the Merger is subject to changes based on fluctuations in the value of Tempus’ Class A Common Stock, and our stockholders may receive per share stock consideration with a value that is less than $16.25 per share in certain circumstances.
•
The announcement and pendency of the Merger, and uncertainty regarding the Merger, may adversely affect our relationships and our business.
•
While the Merger Agreement is in effect, we are subject to restrictions on our business activities
•
Litigation may arise in connection with the Merger, which could be costly and divert management’s attention and otherwise materially harm our business.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and par value data)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$93,968	$124,245
Short-term investments	118,690	115,708
Accounts receivable, net (1)	15,102	16,203
Inventory and other deferred costs	9,638	6,144
Prepaid expenses and other current assets	7,654	5,651
Total current assets	245,052	267,951
Property and equipment, net	48,567	44,815
Operating lease right-of-use assets	14,860	15,118
Other long-term assets	3,656	6,280
Total assets	$312,135	$334,164
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (2)	$16,005	$12,989
Accrued and other current liabilities (2)	26,985	25,079
Contract liabilities (3)	3,395	1,562
Total current liabilities	46,385	39,630
Long-term operating lease liabilities	30,167	31,866
Other long-term liabilities	422	1,483
Total liabilities	76,974	72,979
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 106,367,428 and 102,475,891 shares issued and outstanding, respectively	10	10
Additional paid-in capital	928,244	892,331
Accumulated other comprehensive income (loss)	(118)	104
Accumulated deficit	(692,975)	(631,260)
Total stockholders’ equity	235,161	261,185
Total liabilities and stockholders’ equity	$312,135	$334,164

(1) Includes related party accounts receivable of $7.5 million and $2.5 million as of June 30, 2026 and December 31, 2025, respectively.

(2) Includes related party liabilities of $5.4 million and $5.7 million as of June 30, 2026 and December 31, 2025, respectively.

(3) Includes related party contract liabilities of $1.7 million and nil as of June 30, 2026 and December 31, 2025, respectively.

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue (1)	$22,357	$17,203	$37,829	$37,808
Costs and expenses
Cost of revenue	17,614	12,447	32,805	25,845
Research and development	16,336	12,381	30,875	25,021
Selling, general and administrative (2)	21,998	14,179	39,901	26,442
Total costs and expenses	55,948	39,007	103,581	77,308
Loss from operations	(33,591)	(21,804)	(65,752)	(39,500)
Interest income	1,966	1,878	4,138	3,905
Interest expense	(37)	(48)	(84)	(76)
Other income (expense), net	(16)	(80)	4	(126)
Loss before income taxes	(31,678)	(20,054)	(61,694)	(35,797)
Provision for income taxes	5	2	21	9
Net loss	$(31,683)	$(20,056)	$(61,715)	$(35,806)
Net loss per share, basic and diluted	$(0.30)	$(0.23)	$(0.59)	$(0.41)
Weighted-average shares outstanding, basic and diluted	105,424,708	88,517,498	104,808,285	87,990,691

(1) Includes related party revenue of $8.4 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively, and $11.5 million and $2.4 million for the six months ended June 30, 2026 and 2025, respectively.

(2) Includes related party sales and marketing expenses of $3.8 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $6.7 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively.

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(31,683)	$(20,056)	$(61,715)	$(35,806)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustments during period	7	66	(19)	99
Change in unrealized loss on available-for-sale debt securities	(55)	(28)	(203)	(56)
Comprehensive loss	$(31,731)	$(20,018)	$(61,937)	$(35,763)

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended June 30, 2026 and 2025

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—March 31, 2026	104,691,704	$10	$916,117	$(70)	$(661,292)	$254,765
Proceeds from sales of common stock under ATM facility, net of commissions	700,000	—	4,551	—	—	4,551
Proceeds from exercise of stock options	753,272	—	2,666	—	—	2,666
Restricted stock units vested	24,742	—	—	—	—	—
Proceeds from ESPP	197,710	—	929	—	—	929
Stock-based compensation	—	—	3,981	—	—	3,981
Foreign currency translation adjustment	—	—	—	7	—	7
Unrealized loss on available-for-sale debt securities	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	(31,683)	(31,683)
Balance—June 30, 2026	106,367,428	$10	$928,244	$(118)	$(692,975)	$235,161

Balance—March 31, 2025	88,319,290	$9	$773,094	$(18)	$(565,740)	$207,345
Proceeds from exercise of stock options	16,395	—	48	—	—	48
Restricted stock units vested	120,343	—	-	—	—	—
Proceeds from ESPP	193,738	—	624	—	—	624
Stock-based compensation	—	—	2,830	—	—	2,830
Foreign currency translation adjustment	—	—	—	66	—	66
Unrealized loss on available-for-sale debt securities	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(20,056)	(20,056)
Balance—June 30, 2025	88,649,766	$9	$776,596	$20	$(585,796)	$190,829

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2026 and 2025

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2025	102,475,891	$10	$892,331	$104	$(631,260)	$261,185
Proceeds from sales of common stock under ATM facility, net of commissions	2,827,155	—	25,503	—	—	25,503
Proceeds from exercise of stock options	838,475	—	2,947	—	—	2,947
Restricted stock units vested	28,197	—	—	—	—	—
Proceeds from ESPP	197,710	—	929	—	—	929
Stock-based compensation	—	—	6,534	—	—	6,534
Foreign currency translation adjustment	—	—	—	(19)	—	(19)
Unrealized loss on available-for-sale debt securities	—	—	—	(203)	—	(203)
Net loss	—	—	—	—	(61,715)	(61,715)
Balance—June 30, 2026	106,367,428	$10	$928,244	$(118)	$(692,975)	$235,161

Balance—December 31, 2024	85,171,146	$9	$752,961	$(23)	$(549,990)	$202,957
Proceeds from sales of common stock under ATM facility, net of commissions	3,064,152	—	17,782	—	—	17,782
Proceeds from exercise of stock options	78,417	—	180	—	—	180
Restricted stock units vested	142,313	—	—	—	—	—
Proceeds from ESPP	193,738	—	624	—	—	624
Stock-based compensation	—	—	5,049	—	—	5,049
Foreign currency translation adjustment	—	—	—	99	—	99
Unrealized loss on available-for-sale debt securities	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	(35,806)	(35,806)
Balance—June 30, 2025	88,649,766	$9	$776,596	$20	$(585,796)	$190,829

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	(61,715)	$(35,806)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	6,534	5,049
Depreciation and amortization	4,785	5,118
Noncash operating lease cost	258	799
Amortization of discount on short-term investments	(2,191)	(2,204)
Other	55	(263)
Changes in operating assets and liabilities
Accounts receivable (1)	1,101	(1,812)
Inventories and other deferred costs	(3,495)	504
Prepaid expenses and other assets	(1,869)	(1,133)
Accounts payable (2)	3,819	3,721
Accrued and other current liabilities (2)	4,297	(1,294)
Contract liabilities (3)	1,833	(1,475)
Operating lease liabilities	(1,660)	(2,000)
Other long-term liabilities	-	(100)
Net cash used in operating activities	(48,248)	(30,896)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(94,195)	(108,297)
Proceeds from maturities of available-for-sale debt securities	93,200	84,185
Purchases of property and equipment	(6,974)	(2,801)
Proceeds from sales of property and equipment (4)	120	—
Net cash used in investing activities	(7,849)	(26,913)
Cash flows from financing activities:
Proceeds from sales of common stock under ATM facility, net of commissions	25,503	17,782
Payment of costs related to Tempus and Merck Investment Agreements	-	(106)
Proceeds from loans	-	2,587
Repayments of loans and finance lease	(1,436)	(1,307)
Payments for finance lease buyout	(2,125)	—
Proceeds from issuance of common stock under equity incentive plans	3,876	804
Net cash provided by financing activities	25,818	19,760
Effect of exchange rates on cash, cash equivalents and restricted cash	2	8
Net change in cash, cash equivalents and restricted cash	(30,277)	(38,041)
Cash, cash equivalents and restricted cash, beginning of period	126,035	93,205
Cash, cash equivalents and restricted cash, end of period	$95,758	$55,164

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$93,968	$53,374
Restricted cash, included in other long-term assets	1,790	1,790
Total cash, cash equivalents and restricted cash	$95,758	$55,164

Supplemental cash flow information:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$1,744	$313
Finance lease assets were reclassified to property and equipment upon lease buyout	2,246	-

(1) Includes a change in related party accounts receivable of $5.0 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively.

(2) Includes a change in related party liabilities of $0.3 million and $1.9 million for the six months ended June 30, 2026 and 2025, respectively.

(3) Includes a change in related party contract liabilities of $1.7 million and nil for the six months ended June 30, 2026 and 2025, respectively.
(4) Includes proceeds from a related party of $0.1 million and nil for the six months ended June 30, 2026 and 2025, respectively.

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Company and Nature of Business

Personalis, Inc. (the "Company" or "Personalis") develops, markets, and sells advanced cancer genomic testing services. The testing services are used by physicians to detect residual or recurrent cancer in patients, monitor cancer response to therapy, and uncover insights for therapy selection. The testing services are also used by pharmaceutical companies for translational research, biomarker discovery, the development of personalized cancer therapies, and clinical trials. The Company also provides whole exome sequencing services for other diagnostic companies and whole genome sequencing services for population sequencing initiatives. The markets for the Company’s testing services are in the United States, Europe and Asia-Pacific.

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

Agreement and Plan of Merger

On July 20, 2026, the Company, Tempus AI, Inc. ("Tempus" or "Parent"), Aviary Development, Inc. (a wholly owned subsidiary of Tempus), and Toucan Development, LLC (a wholly owned subsidiary of Tempus) entered into a Merger Agreement. See Note 13 for further details.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. Historically, the Company has not experienced significant credit losses from accounts receivable. Multiple customers have provided more than 10% of total revenue in the periods presented, or accounted for more than 10% of accounts receivable at each respective balance sheet date, as follows:

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2026	December 31, 2025
	2026	2025	2026	2025
Merck & Co., Inc. (1)	37%	11%	30%	*	49%	12%
VA MVP	13%	19%	15%	20%	*	*
ModernaTX, Inc.	12%	29%	14%	28%	*	*
Natera, Inc.	*	13%	*	13%	*	*
US Department of Veterans Affairs	*	*	*	*	*	24%
AstraZeneca UK Limited	*	*	*	*	*	10%

* Less than 10% of revenue or accounts receivable.

(1) Consists of related party revenue and related party accounts receivable, respectively.

Significant Accounting Policies

As of June 30, 2026, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies” in its consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
•
Enterprise sales includes sales of tumor profiling and diagnostic tests directly to another business as an input to their products. The Company is typically contracted to deliver specified tests and analytics in high volume over time. Revenue from the Company's previous commercial relationship with Natera to provide advanced tumor analysis for use in Natera's molecular residual disease ("MRD") test made up substantially all of the revenue in this category.
•
Population sequencing includes sales of genomic sequencing services and data analytics to support large-scale genetic research programs. The Company is typically contracted to perform whole genome sequencing and provide data that can be used for analysis across a large volume of samples. All of the revenue within this category is from the Company's partnership with the VA MVP.

•
Clinical diagnostic includes sales of ultrasensitive, tumor-informed diagnostics tests, ordered by healthcare providers for cancer patients, that can detect cancer recurrence earlier and aid in treatment decision-making. Revenue is derived from Medicare and private insurance reimbursements.
•
Other includes sales of genomic tests and analytics to universities and non-profits.

The following table presents the Company's revenue disaggregated by customer type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pharma testing services (1)	$16,789	$11,023	$27,513	$24,617
Enterprise sales	—	2,315	393	4,780
Population sequencing	3,000	3,308	5,500	7,521
Clinical diagnostic	2,541	469	3,972	777
Other	27	88	451	113
Total revenue	$22,357	$17,203	$37,829	$37,808

(1) Includes related party revenue of $8.4 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively, and $11.5 million and $2.4 million for the six months ended June 30, 2026 and 2025, respectively.

Contract Assets and Liabilities

The opening and closing balances of receivables and contract liabilities from contracts with customers are shown below (in thousands). Contract assets were immaterial for all periods presented.

	June 30, 2026	December 31, 2025
Opening balances:
Accounts receivable, net	$16,203	$8,140

Short-term contract liabilities	1,562	3,100
Total contract liabilities	1,562	3,100

Closing balances:
Accounts receivable, net	15,102	16,203

Short-term contract liabilities	3,395	1,562
Total contract liabilities	$3,395	$1,562

Remaining Performance Obligations

Amounts collected in advance of services being provided are deferred as contract liabilities in the consolidated balance sheets. The associated revenue is recognized, and the contract liability is reduced, as the services are subsequently performed. Remaining performance obligations are comprised mainly of contract liabilities, and to a lesser extent, non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the consolidated financial statements. As of June 30, 2026, amounts related to unfulfilled services under contracts with an original expected duration of more than one year were immaterial. Revenue recognized that was included in the contract liability balance at the beginning of each reporting period was $0.2 million and $0.5 million for the three months ended June 30, 2026 and 2025, and was $0.2 million and $1.7 million for the six months ended June 30, 2026 and 2025, respectively.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$7,747	$5,257
Other deferred costs	1,891	887
Total inventory and other deferred costs	$9,638	$6,144

Property and equipment, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Machinery and equipment	$34,236	$29,647
Computer equipment	19,998	19,998
Computer software	5,024	5,024
Furniture and fixtures	2,380	2,310
Construction in progress	3,814	56
Leasehold improvements	41,691	41,691
Total	107,143	98,726
Less: accumulated depreciation and amortization	(58,576)	(53,911)
Property and equipment, net	$48,567	$44,815

Depreciation and amortization expense for the three months ended June 30, 2026 and 2025 was $2.4 million and $2.5 million, and was $4.7 million and $5.1 million for the six months ended June 30, 2026 and 2025, respectively.

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation	$9,922	$6,961
Operating lease liabilities	6,931	6,892
Loans—current portion (Note 6)	898	1,190
Market Development Fees received from Tempus (Note 8)	2,100	4,200
Employee ESPP contributions	392	377
Other current liabilities	6,742	5,459
Total accrued and other current liabilities	$26,985	$25,079

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$7,744	$—	$—	$7,744
Money market funds	20,471	—	—	20,471	Level 1
Commercial paper	65,763	—	(10)	65,753	Level 2
Total cash and cash equivalents	93,978	—	(10)	93,968
Short-term investments:
Commercial paper	2,449	—	—	2,449	Level 1
Commercial paper	10,586	—	(2)	10,584	Level 2
Corporate debt securities	2,714	—	(2)	2,712	Level 1
U.S. agency securities	20,836	—	(24)	20,812	Level 2
U.S. government securities	82,224	1	(92)	82,133	Level 2
Total short-term investments	118,809	1	(120)	118,690
Total assets measured at fair value	$212,787	$1	$(130)	$212,658

	December 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$4,919	$—	$—	$4,919
Money market funds	45,349	—	—	45,349	Level 1
Commercial paper	498	—	—	498	Level 1
Commercial paper	73,491	—	(12)	73,479	Level 2
Total cash and cash equivalents	124,257	—	(12)	124,245
Short-term investments:
Commercial paper	498	—	—	498	Level 1
Commercial paper	12,734	—	(2)	12,732	Level 2
Corporate debt securities	4,680	1	(2)	4,679	Level 1
U.S. agency securities	14,138	1	(5)	14,134	Level 2
U.S. government securities	83,573	92	—	83,665	Level 2
Total short-term investments	115,623	94	(9)	115,708
Total assets measured at fair value	$239,880	$94	$(21)	$239,953

The amortized costs and fair value of marketable debt securities (excluding cash and money market funds), by contractual maturity, at June 30, 2026 are as follows (in thousands):

	June 30, 2026
	Amortized Cost	Fair Value
Less than 1 year	$184,572	$184,443
1 to 5 years	-	-
Total	$184,572	$184,443

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

Note 6. Loans

Amounts outstanding under loans are as follows (in thousands):

	June 30, 2026	December 31, 2025
Principal	$944	$2,143
Less: unamortized discount	(46)	(91)
Total carrying amount	898	2,052
Less: current portion (included in accrued and other current liabilities)	(898)	(1,190)
Long-term portion (included in other long-term liabilities)	$-	$862

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

The total initial present value of the January 2025 Agreement was $2.6 million. The discount of $0.2 million is being recognized as interest expense in the consolidated statements of operations over the life of the payment agreement. The first repayment of $0.7 million was billed in March 2025 and paid in April 2025. The second repayment of $1.2 million was billed and paid in January 2026. Interest expense for the three and six months ended June 30, 2026 and 2025 were immaterial.

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

As of June 30, 2026, operating leases had a weighted-average remaining lease term of 9.1 years and a weighted-average discount rate of 10.6%. Discount rates are based on estimates of the Company's incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of June 30, 2026 were as follows (in thousands):

Amount
2026 (remaining six months)	$3,605
2027	7,189
2028	5,215
2029	5,371
2030	5,533
2031 and thereafter	31,894
Total future minimum lease payments	58,807
Less: imputed interest	(21,709)
Present value of future minimum lease payments	37,098
Less: current portion of operating lease liability (included in accrued and other current liabilities)	(6,931)
Long-term operating lease liabilities	$30,167

Cash paid for operating lease liabilities, included in cash flows from operating activities in the consolidated statements of cash flows, for the six months ended June 30, 2026 and 2025, was $3.6 million and $4.2 million, respectively.

Components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease cost
Operating lease cost	$1,075	$1,470	$2,224	$2,949
Short-term lease cost	-	1	1	2
Variable lease cost	801	537	1,506	907
Total lease cost	$1,876	$2,008	$3,731	$3,858

As of June 30, 2026, finance lease assets and liabilities were immaterial. As of December 31, 2025, finance lease assets and liabilities were $3.1 million and $3.2 million, respectively. Finance lease cost was immaterial for the three and six months ended June 30, 2026 and nil for the three and six months ended June 30, 2025, respectively.

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

Note 8. Related Party Transactions

The Company determined that Tempus and Merck Sharp & Dohme LLC (“Merck”) are related parties because they own more than 10% of the Company's common stock.

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

On July 20, 2026, the Company, Tempus, Aviary Development, Inc. (a wholly owned subsidiary of Tempus), and Toucan Development, LLC (a wholly owned subsidiary of Tempus) entered into a Merger Agreement. See Note 13 for further details.

Overview of Tempus Agreement

In November 2023, the Company entered into a Commercialization and Reference Laboratory Agreement (as amended by Amendment No. 1, dated August 16, 2024, Amendment No. 2, dated September 20, 2024, Amendment No. 3, dated December 13, 2024, Amendment No. 4, dated July 8, 2025 and Amendment No. 5 dated September 11, 2025, collectively, the “Tempus Agreement”) with Tempus pursuant to which Tempus markets the Company's NeXT Personal® Dx test in the United States. The Company performs tests ordered by patients through Tempus and the Company bills the patients or payors. The Company compensates Tempus for orders obtained and results delivered on a per-test basis. The term of the Tempus Agreement is six years, which may be extended for successive one-year terms. Either party may terminate the Tempus Agreement for convenience upon 30 months' prior written notice.

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

The Tempus Agreement also granted Tempus access to initial and longitudinal genomic data derived from performance of the tests and Tempus will have the right to use such data. If Tempus licenses such data to a third party and Tempus recognizes revenue from such license, Tempus will pay the Company a percentage of its gross revenues attributable to such license that is in the range of 10% to 20%. Such revenue share shall be payable during the term of the agreement and for 10 years thereafter. There was no revenue share recognized during the three and six months ended June 30, 2026 and 2025, respectively.

Impact of Tempus Agreement on the Consolidated Financial Statements

The Company recognized revenue of $0.1 million and an immaterial amount, respectively, for the three months ended June 30, 2026 and 2025 and $0.3 million and $0.5 million, respectively, for the six months ended June 30, 2026 and 2025, related to the Tempus Agreement and recorded it in its consolidated statements of operations. As of June 30, 2026 and December 31, 2025, $0.1 million and $0.4 million, respectively, was outstanding as a receivable from Tempus and is included in accounts receivable in the consolidated balance sheets.

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

Amounts of transactions with Tempus during each income statement period presented, along with amounts due from or to Tempus as of each balance sheet date, are as follows (in thousands):

	Income Statement
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Orders and results delivery fees and net promotional fees—Selling, general and administrative expenses	$3,805	$935	$6,706	$1,510

	Balance Sheet
	June 30, 2026	December 31, 2025
Accounts payable and accrued and other current liabilities:
Accounts payable and accrued liabilities to Tempus	$3,340	$1,542
Unamortized Market Development Fees	2,100	4,200
Total accounts payable and accrued and other current liabilities	$5,440	$5,742

Merck

Investment Agreement with Merck

On December 19, 2024, the Company entered into an investment agreement (the "Merck Investment Agreement") with Merck under which the Company issued and sold 14,044,943 shares of common stock at a price per share of $3.56, representing the last reported closing price of the common stock. The Company received $50.0 million of cash from the sale of the shares and incurred $0.3 million of issuance costs directly related to the sale. Pursuant to the terms of the Merck Investment Agreement, the Company agreed to reserve $10.0 million of the proceeds to open an ISO-certified laboratory in a region outside of the United States, with such region mutually agreed upon by the Company and Merck. This cash was not legally restricted under the Merck Investment Agreement and therefore included in cash and cash equivalents as of June 30, 2026 and December 31, 2025. Concurrently with the execution of the Merger Agreement, Merck entered into a Voting Agreement with the Company. See Note 13 for details.

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

The Company invoiced $8.3 million and $1.9 million, respectively, for the three months ended June 30, 2026 and 2025, and $11.2 million and $2.4 million, respectively, for the six months ended June 30, 2026 and 2025, pursuant to the terms of the Master Agreement and recorded as revenue in its consolidated statements of operations. As of June 30, 2026 and December 31, 2025, $7.4 million and $2.0 million, respectively, was outstanding as a receivable from Merck and included in accounts receivable in the consolidated balance sheets.

Note 9. Stock-Based Compensation

Shares of common stock reserved for issuance under the Company’s equity incentive plans as of June 30, 2026 were as follows:

June 30, 2026
Outstanding stock awards	16,432,314
Reserved for future award grants	6,196,789
Reserved for future ESPP	420,936
Total common stock reserved for stock awards	23,050,039

Service-Based Stock Option Activity

A summary of the Company’s service-based stock option activity (excluding performance-based stock option activity, which is presented separately below) for the six months ended June 30, 2026 is as follows:

	Outstanding Service-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2025	12,521,560	$4.73	7.71	$51,539
Options granted	3,727,752	6.75
Options exercised	(831,808)	3.53
Options forfeited or expired	(279,222)	8.14
Balance—June 30, 2026	15,138,282	$5.23	7.92	$128,777
Options vested and exercisable as of June 30, 2026	7,819,993	$5.14	6.81	$69,658

Options granted to new hires generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted as merit awards generally vest monthly over a three- or four-year period.

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $13.40 on June 30, 2026 and the exercise prices of the underlying stock options. Out-of-the money stock options are excluded from aggregate intrinsic value.

The weighted-average grant date fair value of options granted was $5.35 and $3.47 per share for the three months ended June 30, 2026 and 2025, respectively, and $5.30 and $2.74 per share for the six months ended June 30, 2026 and 2025, respectively. The total intrinsic value of options exercised was $5.1 million and immaterial for the three months ended June 30, 2026 and 2025, respectively, and $5.6 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the unrecognized stock-based compensation cost of unvested options was $27.9 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Valuation of Service-Based Stock Options

The Company estimated the fair value of service-based stock options using the Black-Scholes option-pricing model. Fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service periods of the awards. Fair value of stock options was estimated using the following range of assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08
Volatility	90.51 - 98.40%	83.80 - 85.12%	90.51 - 98.40%	83.72 - 85.12%
Risk-free interest rate	3.84 - 4.35%	4.07 - 4.16%	3.71 - 4.35%	4.07 - 4.50%
Dividend yield	–%	–%	–%	–%

Performance-Based Stock Option Activity

During 2024, the Company granted performance-based stock options ("PSOs") to the executive leadership team. The PSOs were eligible to vest upon attainment of certain Medicare reimbursement coverages (as certified by the Compensation Committee) by the end of 2025 and subject to continuous service by the executives. Fair value was estimated using the Black-Scholes option-pricing model. Total grant-date fair value of the PSOs was $0.3 million. As of December 31, 2025, not all the Medicare reimbursement coverages were obtained and the Company canceled a portion of the PSOs. Accordingly, the Company reversed previously recognized stock-based compensation expense associated with the performance conditions that were not met. For the three and six months ended June 30, 2026, the recognized stock-based compensation cost related to vested PSOs was nil and immaterial, respectively.

A summary of the Company's performance-based stock option activity for the six months ended June 30, 2026 is as follows:

	Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2025	90,499	$1.61	8.20	$575
Options exercised	(6,667)	1.58
Balance—June 30, 2026	83,832	$1.61	7.71	$989
Options vested and exercisable as of June 30, 2026	83,832	$1.61	7.71	$989

Restricted Stock Units ("RSU") Activity and Valuation

A summary of the Company’s RSU activity for the six months ended June 30, 2026 is as follows:

	Unvested Service-Based Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2025	131,257	$3.63	$1,045
RSUs granted	540,651	6.67
RSUs vested	(28,197)	5.14	192
RSUs forfeited	(8,511)	6.59
Balance—June 30, 2026	635,200	$6.11	$8,512

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

The aggregate fair value of unvested RSUs is calculated using the closing price of the Company’s common stock of $13.40 on June 30, 2026. The total fair value of shares vested were $0.2 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively, and $0.2 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the unrecognized stock-based compensation cost of unvested RSUs was $3.3 million, which is expected to be recognized over a weighted-average period of 2.2 years.

The Company’s default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

Performance-Based RSU Activity

In March 2025, the Company granted performance-based RSUs ("PSUs") to the executive leadership team. A percentage of the number of RSUs will vest based upon achieving the Company's operational target as of the end of 2026, and subject to continuous service by the executives throughout March 2028. Fifty percent of the aggregate number of achieved PSUs (if any) will vest upon certification in March 2027, with the remaining fifty percent vesting in March 2028. The total grant-date fair value of the PSUs was $2.1 million. As of December 31, 2025, the Company no longer considered the achievement of the operational target to be probable. Accordingly, the Company reversed previously recognized stock-based compensation expense and no stock-based compensation cost was recognized for the year ended December 31, 2025, and the three and six months ended June 30, 2026.

A summary of the Company's PSUs activity for the six months ended June 30, 2026 is as follows:

	Unvested Performance-Based Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2025	575,000	$3.63	$4,577
Balance—June 30, 2026	575,000	$3.63	$7,705

ESPP Activity and Valuation

During the three and six months ended June 30, 2026 and 2025, 197,710 and 193,738 shares of common stock were purchased under the Employee Stock Purchase Plan ("ESPP"), respectively. The fair value of stock purchase rights granted under the ESPP was estimated using the following range of assumptions:

	Three and Six Months Ended June 30,
	2026	2025
Expected term (in years)	0.5	0.5
Volatility	78.55%	92.85%
Risk-free interest rate	3.79%	4.22%
Dividend yield	–%	–%
Fair value	$3.60	$1.59

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service-based stock options	$3,226	$1,889	$5,379	$3,110
Performance-based stock options	—	35	7	70
Service-based RSUs	399	516	559	1,261
Performance-based RSUs	—	220	—	259
ESPP	356	170	589	349
Total stock-based compensation expense	$3,981	$2,830	$6,534	$5,049

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$336	$184	$548	$381
Research and development	1,245	958	1,991	1,814
Selling, general and administrative	2,400	1,688	3,995	2,854
Total stock-based compensation expense	$3,981	$2,830	$6,534	$5,049

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

During the three months ended June 30, 2026, the Company issued and sold 700,000 shares of its common stock under the Amended Sales Agreement at a weighted-average price of $6.60 per share and received $4.6 million in proceeds, net of commissions.

During the six months ended June 30, 2026, the Company issued and sold 2,827,155 shares of its common stock under the Amended Sales Agreement at a weighted-average price of $9.02 per share and received $25.5 million in proceeds, net of commissions.

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

The Company attributes revenues to geographic region based on the billing addresses of customers. The following table presents net revenues by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	98%	95%	96%	91%
Others	2%	5%	4%	9%

The following table provides information about reported segment revenue, segment loss, and significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$22,357	$17,203	$37,829	$37,808
Less:
Payroll and related costs	24,480	18,058	46,767	36,061
Lab supplies and outside services	3,501	4,090	5,735	6,931
Facility costs	2,495	2,482	4,865	4,752
Professional services	4,751	2,598	8,570	5,372
Repairs and maintenance	2,816	2,047	5,371	3,940
Depreciation and amortization	2,414	2,531	4,785	5,118
Other segment items (a)	15,549	7,331	27,589	15,345
Interest income	(1,966)	(1,878)	(4,138)	(3,905)
Segment and consolidated net loss	$(31,683)	$(20,056)	$(61,715)	$(35,806)

(a) Other segment items included in segment net loss include materials cost related to cost of revenue, marketing expenses, office expenses, foreign currency exchange gain and losses, and other overhead expenses.

Note 11. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations and other matters. For example, the Company has received, and may in the future continue to receive letters, claims or complaints from others alleging false advertising, intellectual property infringement, and/or violation of employment practices. Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of June 30, 2026, the Company was not involved in any material legal proceedings.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(31,683)	$(20,056)	$(61,715)	$(35,806)
Weighted-average common shares outstanding—basic and diluted	105,424,708	88,517,498	104,808,285	87,990,691
Net loss per common share—basic and diluted	$(0.30)	$(0.23)	$(0.59)	$(0.41)

The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	15,222,114	13,349,343	15,222,114	13,349,343
Unvested RSUs	1,210,200	860,622	1,210,200	860,622
ESPP	346,540	201,303	346,540	201,303
Total	16,778,854	14,411,268	16,778,854	14,411,268

Note 13. Subsequent Events

Agreement and Plan of Merger

On July 20, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Tempus, Aviary Development, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub I”) and Toucan Development, LLC, a Nevada limited liability company and a wholly owned subsidiary of Parent (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, (a) Merger Sub I will be merged with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of Parent (the “First Surviving Corporation”), and (b) as part of the same overall transaction, immediately after the First Merger, the First Surviving Corporation will merge with and into Merger Sub II (together with the First Merger, the “Mergers”), with Merger Sub II surviving as a wholly owned subsidiary of Parent. The parties to the Merger Agreement intend that the transaction qualify as a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Consideration to Company Stockholders. At the time the First Merger becomes effective (the “Effective Time”), each share of Company Common Stock issued and outstanding immediately prior to the Effective Time (other than shares of Company Common Stock that are owned or held in treasury by the Company or are owned by Parent, the Merger Subs or their other controlled affiliates (such shares, the “Cancelled Shares”) and shares of Company Common Stock that are outstanding immediately prior to the Effective Time and which are held by stockholders who have exercised and perfected appraisal rights for such shares in accordance with the General Corporation Law of the State of Delaware) will be automatically converted into the right to receive in accordance with, and subject to the terms, conditions and procedures set forth in the Merger Agreement, the following consideration:

•
a number of validly issued, fully paid and nonassessable shares of Parent Class A Common Stock equal to the Exchange Ratio (the “Stock Consideration”); provided, however, that Parent may elect (a “Parent Cash Election”) to pay cash for up to 50% of the aggregate number of outstanding shares of Company Common Stock (which such amount may be automatically reduced to preserve the intended tax treatment of the Mergers). If Parent makes a Parent Cash Election, each holder will receive: (a) an amount in cash equal to the Per Share Cash Consideration of $16.25 per share, without interest (the “Cash Consideration”) (which may include a fraction of an Eligible Share (as defined in the Merger Agreement) and, in that context, will be rounded to the nearest four decimal places), for such holder’s pro rata portion of the Eligible Shares subject to the Parent Cash Election (determined by multiplying the holder’s Eligible Shares by a fraction equal to the Cash Share Number (as defined in the Merger Agreement) divided by the total shares of Company Common Stock issued and outstanding immediately prior to the Effective Time (other than Cancelled Shares)), and (b) the Stock Consideration for the holder’s remaining Eligible Shares;

•
cash in lieu of fractional shares of Parent Class A Common Stock in accordance with the Merger Agreement (the “Fractional Share Consideration”); and

•
Post-Closing Distributions (as defined in the Merger Agreement), if any.

Pursuant to the Merger Agreement, the Exchange Ratio is determined as follows:

•
if the Parent Stock Price (as defined below) is equal to or less than the Floor Price of $48.42, the Exchange Ratio will be fixed at 0.3356; and

•
if the Parent Stock Price is greater than the Floor Price, the Exchange Ratio will be equal to $16.25 divided by the Parent Stock Price.

The “Parent Stock Price” means the volume-weighted average price of Parent Class A Common Stock on The Nasdaq Global Select Market (“Nasdaq”) for the fifteen consecutive trading days prior to the last trading day prior to the Closing Date (as defined in the Merger Agreement). However, if Parent enters into or consummates a Parent Transaction (as defined in the Merger Agreement) prior to the closing, the Parent Stock Price will instead be based on the per-share consideration payable in the Parent Transaction.

The shares of Parent Class A Common Stock to be issued as Stock Consideration will be listed on Nasdaq.

Treatment of Company Equity Awards (as defined in the Merger Agreement). The Merger Agreement provides that, at the Effective Time:

•
each In-the-Money Company Option (as defined in the Merger Agreement) (i) held by a former employee or any non-employee director (whether vested or unvested) or (ii) held by any current service provider that is vested and exercisable, in each case, that is outstanding and unexercised immediately prior to the Effective Time will be cancelled and converted into the right to receive the Stock Consideration in respect of each Net Option (as defined in the Merger Agreement) Share subject to such In-the-Money Company Option immediately prior to the Effective Time;

•
each other In-the-Money Company Option that is outstanding and unexercised immediately prior to the Effective Time will be assumed by Parent and converted automatically into an option to purchase a number of shares of Parent Class A Common Stock equal to the product obtained by multiplying (x) the number of shares subject to such In-the-Money Company Option immediately prior to the Effective Time, by (y) the Exchange Ratio, with an exercise price per share of Parent Class A Common Stock equal to (i) the per share exercise price for each share subject to the corresponding Company Option immediately prior to the Effective Time divided by (ii) the Exchange Ratio;

•
each Out-of-the-Money Company Option outstanding (as defined in the Merger Agreement) and unexercised immediately prior to the Effective Time (whether vested or unvested) will be cancelled without any consideration;

•
each Company RSU (whether vested or unvested) that is held by a non-employee director of the Company outstanding as of immediately prior to the Effective Time will automatically accelerate to be fully vested as of immediately prior to the Effective Time and be cancelled in exchange for the Stock Consideration;

•
each other Company RSU that is outstanding immediately prior to the Effective Time will be assumed and converted automatically into a restricted stock unit with respect to a number of shares of Parent Class A Common Stock equal to the product obtained by multiplying (i) the total number of shares of Company Common Stock subject to such Company RSU immediately prior to the Effective Time by (ii) the Exchange Ratio;

•
the unvested portion of each Company PSU that is outstanding immediately prior to the Effective Time will accelerate and vest with respect to that number of Company PSUs equal to (i) the total outstanding Company PSUs multiplied by (ii) the quotient obtained by dividing (x) the number of full calendar quarters that have elapsed from (and including) the start of the applicable measurement period through (and including) the Closing Date by (y) the number of full calendar quarters in the measurement period. Such vested Company PSUs will automatically be cancelled in exchange for the Stock Consideration;

•
after giving effect to the foregoing acceleration, the remaining unvested portion of each Company PSU that is outstanding immediately prior to the Effective Time will be assumed and converted automatically into a restricted stock unit award with respect to a number of shares of Parent Class A Common Stock equal to the product obtained by multiplying (i) the number of unvested Company PSUs by (ii) the Exchange Ratio. Following the Effective Time, the assumed PSUs shall be subject to only time-based vesting and will vest in successive, equal installments on the last day of each calendar quarter during the period beginning on (and including) the day immediately following the Closing Date and ending on the last day of the measurement period, subject to the holder’s continued service through the applicable vesting date; and

•
(i) with respect to any offering periods in effect as of the signing of the Merger Agreement under the Company ESPP (the “Current ESPP Offering Periods”), no employee who is not a participant in the Company ESPP may become a participant in the Company ESPP and no participant may increase the percentage amount of his or her payroll deduction election from that in effect on the date hereof for such Current ESPP Offering Periods; (ii) subject to the consummation of the Mergers, the Company ESPP will terminate, effective immediately prior to the Effective Time; (iii) if the Current ESPP Offering Periods terminate prior to the Effective Time, then the Company ESPP will be suspended and no new offering period shall be commenced under the Company ESPP prior to the termination of this Agreement; and (iv) if any Current ESPP Offering Period is still in effect at the Effective Time, then the last day of such current ESPP offering period will be accelerated to a date within ten (10) business days prior to the Closing Date.

Conditions to Closing. Under the terms of the Merger Agreement, the completion of the Mergers is subject to certain customary closing conditions, including, among others: (i) the approval of the Mergers and adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Company Common Stock entitled to vote thereon; (ii) the approval for listing on Nasdaq of the Parent Class A Common Stock to be issued in the Mergers; (iii) the effectiveness of a registration statement on Form S-4 filed by Parent registering the Parent Class A Common Stock to be issued in connection with the Mergers; (iv) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications; (v) compliance by the parties with their respective covenants in the Merger Agreement; (vi) the absence of any law or order restraining, enjoining or otherwise prohibiting the consummation of the Mergers; (vii) the expiration or termination of the required waiting period applicable to the Mergers under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the “HSR Act”), and the approval or issuance of any other filing or consent or the expiration or termination of any other waiting period applicable to the Mergers, in accordance with the Merger Agreement; (viii) the receipt by the Company of an opinion to the effect that the Mergers will qualify as a reorganization for U.S. federal income tax purposes; and (ix) the absence of a Company Material Adverse Effect (in the case of Parent’s obligation to close) or a Parent Material Adverse Effect (in the case of the Company’s obligation to close).

Termination Rights. The Merger Agreement includes a remedy of specific performance for the Company and Parent. The Merger Agreement also includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including a termination by Parent due to a Company Adverse Change Recommendation, the Company will be required to pay to Parent a termination fee (the “Termination Fee”) of approximately $76.8 million. The Termination Fee is also payable if: (a) the Merger Agreement is terminated in certain circumstances, (b) after the date of the Merger Agreement and prior to such termination a bona fide proposal for an alternative acquisition transaction has been publicly disclosed and not withdrawn, and (c) within twelve months of such termination, the Company enters into a definitive agreement with respect to an alternative acquisition transaction that is subsequently consummated. The Company also has the right to terminate the Merger Agreement if the Parent Stock Price (as finally determined pursuant to the Merger Agreement) is less than the Lower Floor Price of $46.00, which right is only expected to be exercisable within a two business day period preceding the day the Closing would otherwise be required to occur.

The Merger Agreement further provides that Parent will be required to pay the Company a reverse termination fee of approximately $76.8 million in the event the Merger Agreement is terminated under certain specified circumstances, including if the Merger Agreement is terminated by Parent or the Company either (a) due to the existence of a permanent legal restraint under the HSR Act or another antitrust law (solely to the extent such restraint is primarily due to Parent’s breach of certain of its obligations under the Merger Agreement), or (b) due to the Effective Time not having occurred by April 20, 2027 (the “Outside Date”) (provided that the Outside Date will be automatically extended for an additional six months and an additional six months thereafter pursuant to the Merger Agreement), when, at the time of termination, the applicable regulatory conditions to the Closing under the HSR Act or another antitrust law have not been satisfied primarily due to Parent’s breach of certain of its obligations under the Merger Agreement, and all other conditions to the Closing have been satisfied or waived.

Voting Agreement

Concurrently with the execution of the Merger Agreement, Merck, in its capacity as a stockholder of the Company, entered into a Voting Agreement (the “Voting Agreement”), pursuant to which Merck has agreed to vote its shares of Company Common Stock in favor of the adoption of the Merger Agreement and the transactions contemplated thereby, and to vote such shares against any competing acquisition proposal or any other action that would reasonably be expected to impede, interfere with, delay, postpone or adversely affect the Mergers. As of July 20, 2026, Merck held approximately 13% of Company’s outstanding voting power. The Voting Agreement will terminate upon the earliest to occur of (a) the Effective Time, (b) the valid termination of the Merger Agreement, (c) any modification or amendment to the Merger Agreement that reduces the amount, or changes the form or otherwise adversely affects the consideration payable to Merck pursuant to the Merger Agreement (other than changes expressly contemplated by the Merger Agreement as in effect on the date hereof), extends the Outside Date or imposes any additional conditions or obligations that would reasonably be expected to prevent or impede the consummation of the Mergers, or (d) the mutual written consent of the parties to the Voting Agreement.

The Company determined that Tempus and Merck are related parties. See Note 8 for details.

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

Overview

We develop, market, and sell advanced cancer genomic testing services. Our testing services are used by physicians to detect residual or recurrent cancer in patients, monitor cancer response to therapy, and uncover insights for therapy selection. Our testing services are also used by pharmaceutical companies for translational research, biomarker discovery, the development of personalized cancer therapies, and clinical trials. We also provide whole exome sequencing services for other diagnostic companies and whole genome sequencing services for population sequencing initiatives.

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

Currently, our testing services are routinely used by many of the largest oncology-focused pharmaceutical companies for analysis of patient samples in their clinical trials and drug development programs. Our advanced genomic sequencing and analytics also support the development of personalized neoantigen therapies for cancer and other next-generation cancer immunotherapies. For example, we are providing genomic testing services to ModernaTX, Inc. ("Moderna") in its ongoing clinical trials evaluating a personalized cancer therapy. In addition, we have partnered with diagnostics companies by providing our advanced tumor profiling and analysis capabilities as an input to their products. We also have a collaboration with Tempus that enables Tempus to market our NeXT Personal® Dx test to physicians for breast cancer, lung cancer, colorectal cancer and immuno-oncology monitoring, and to market and sell NeXT Personal to Tempus' pharmaceutical and biotech customers who wish to bundle MRD testing with other Tempus offerings in a given study, through November 25, 2029. We have also pursued non-cancer related business opportunities, specifically within the population sequencing market, by providing whole genome sequencing ("WGS") services under contract with the U.S. Department of Veterans Affairs Million Veteran Program ("VA MVP").

Our work in oncology is underpinned by our experience and capacity for next-generation sequencing at scale. We have the capacity to sequence and analyze over 350 trillion bases of DNA per week in our facility. We believe that our capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases. To date, we have sequenced approximately 605,000 human samples, of which approximately 237,000 were whole human genomes.

On July 20, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tempus (sometimes referred to as Parent), Aviary Development, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub I”) and Toucan Development, LLC, a Nevada limited liability company and a wholly owned subsidiary of Parent (“Merger Sub II”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, (a) Merger Sub I will be merged with and into Personalis (the “First Merger”), with Personalis surviving the First Merger as a wholly owned subsidiary of Parent (the “First Surviving Corporation”), and (b) as part of the same overall transaction, immediately after the First Merger, the First Surviving Corporation will merge with and into Merger Sub II (together, with the First Merger, referred to collectively as the “Merger”), with Merger Sub II surviving as a wholly owned subsidiary of Parent (see Note 13, Subsequent Events, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information).

Second Quarter 2026 Strategic and Operational Highlights

Total revenue of $22.4 million increased 30%, or $5.2 million, during the second quarter of 2026 compared to the second quarter of 2025, due to (i) higher revenue from pharma testing services and (ii) higher clinical test revenue as a result of obtaining Medicare reimbursement coverage decisions in November 2025, February 2026 and May 2026 for breast cancer, lung cancer, immunotherapy monitoring for patients with late-stage solid tumors and neoadjuvant therapy (NAT) monitoring for breast cancer, respectively. These increases were partially offset by (i) the expected revenue decline from Enterprise sales due to the completion of the project with Natera, and (ii) planned lower population sequencing revenue from the VA MVP.

Key business accomplishments and financial updates in the second quarter of 2026 include:

•
Secured Medicare Coverage for IO Monitoring: Received Medicare coverage approval for NeXT Personal® for immunotherapy monitoring for patients with late-stage solid tumors;
•
Secured Medicare Coverage for Neoadjuvant Therapy Monitoring for Breast Cancer: Received Medicare coverage approval for NeXT Personal for monitoring treatment response to NAT in patients diagnosed with Stage II-III Triple-Negative Breast Cancer (TNBC) or HER2-positive (HER2+) breast cancer;
•
Presented Compelling Colorectal Cancer Recurrence Detection: The prospective VICTORI study led by the University of British Columbia showed NeXT Personal detected 100% of all patient relapses, including all distant metastases in historically difficult-to-detect regions like the lung. Notably, just four weeks after surgery, NeXT Personal detected over 80% of patients who later relapsed, providing clinicians with an early signal of cancer to inform treatment pathways;
•
Highlighted Importance of Sub-10 ppm Sensitivity in Lung Cancer: Approximately 21% of pre-operative adenocarcinoma and 18% of post-operative landmark detections in the TRACERx study were below 10 ppm—thresholds frequently missed by less sensitive assays. Patients detected in this range experienced a three-fold increased risk of recurrence compared to patients with undetectable ctDNA, potentially enabling much earlier clinical intervention.

Components of Operating Results

Revenue

We derive our revenue primarily from sales of genomic testing services to the following five customer types:

•
Pharma testing services includes sales of testing services and data analytics for clinical trials and research to pharmaceutical companies in support of their oncology drug development programs.
•
Enterprise sales includes sales of tumor profiling and diagnostic tests directly to other businesses as an input to their products. Revenue from our previous commercial relationship with Natera to provide advanced tumor analysis for use in Natera's MRD test made up substantially all of the revenue in this category.
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

Costs and Expenses

Cost of Revenue

Cost of revenue includes costs for materials, personnel (salaries, bonuses, stock-based compensation, payroll taxes, and benefits), laboratory supplies and consumables, depreciation and equipment maintenance, allocated facilities and information technology (“IT”) costs and clinical diagnostic test costs. We expect variability in our gross margins over the medium-term due to fluctuations in customer mix and volume, investments in newer sequencing platforms and new capabilities, such as automation of laboratory workflows, and processing of diagnostic tests for the clinical market while we work to secure reimbursement. Over the long-term, we anticipate gross margin expansion as we expect increases in revenue to result in economies of scale.

Research and Development Expenses

Research and development expenses includes costs incurred to develop technology and offerings, expenses for conducting clinical studies with collaborators and partners to validate the clinical benefits of our offerings and develop and implement workflow automation technologies. The expenses primarily consist of personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits); laboratory supplies and consumables; costs of processing samples for research, product development, collaborations and studies; depreciation and maintenance on equipment; and allocated facilities and IT costs. We include in research and development expenses the costs to further develop software we use to operate our laboratory, analyze the data it generates, and automate our operations.

We expense our research and development costs in the period in which they are incurred. We expect research and development expenses to continue to increase over time to support the growth of our clinical diagnostic offerings.

Selling, General and Administrative Expenses

Selling expenses consist of personnel costs (salaries, commissions, bonuses, stock-based compensation, payroll taxes, and benefits), customer support expenses, fees paid to Tempus (see Note 8, Related Party Transactions, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information), marketing communication expenses, and market research. Our general and administrative expenses include costs for administration, finance and accounting, legal, and human resources functions. These expenses consist of personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits), corporate insurance, audit and legal expenses, consulting costs, and facilities and IT costs. We expense all selling, general and administrative costs as incurred.

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

Results of Operations

The following sets forth, for the periods presented, our unaudited consolidated statements of operations and selected financial data (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated Statements of Operations:
Revenue (1)	$22,357	$17,203	$37,829	$37,808
Costs and expenses
Cost of revenue	17,614	12,447	32,805	25,845
Research and development	16,336	12,381	30,875	25,021
Selling, general and administrative (2)	21,998	14,179	39,901	26,442
Total costs and expenses	55,948	39,007	103,581	77,308
Loss from operations	(33,591)	(21,804)	(65,752)	(39,500)
Interest income	1,966	1,878	4,138	3,905
Interest expense	(37)	(48)	(84)	(76)
Other income (expense), net	(16)	(80)	4	(126)
Loss before income taxes	(31,678)	(20,054)	(61,694)	(35,797)
Provision for income taxes	5	2	21	9
Net loss	$(31,683)	$(20,056)	$(61,715)	$(35,806)
Net loss per share, basic and diluted	$(0.30)	$(0.23)	$(0.59)	$(0.41)
Weighted-average shares outstanding, basic and diluted	105,424,708	88,517,498	104,808,285	87,990,691

(1) Includes related party revenue of $8.4 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively, and $11.5 million and $2.4 million for the six months ended June 30, 2026 and 2025, respectively.

(2) Includes related party sales and marketing expenses of $3.8 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $6.7 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively.

	June 30, 2026	December 31, 2025
Cash and cash equivalents, and short-term investments	$212,658	$239,953
Working capital	198,667	228,321
Total assets (1)	312,135	334,164
Total debt	898	2,052
Long-term obligations	30,589	33,349
Total liabilities (2)(3)	76,974	72,979
Total stockholders' equity	235,161	261,185

(1) Includes related party accounts receivable of $7.5 million and $2.5 million as of June 30, 2026 and December 31, 2025, respectively.

(2) Includes related party liabilities of $5.4 million and $5.7 million as of June 30, 2026 and December 31, 2025, respectively.

(3) Includes related party contract liabilities of $1.7 million and nil as of June 30, 2026 and December 31, 2025, respectively.

Revenue

The following table shows revenue by customer type (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Pharma testing services (1)	$16,789	$11,023	52%	$27,513	$24,617	12%
Enterprise sales	-	2,315	(100%)	393	4,780	(92%)
Population sequencing	3,000	3,308	(9%)	5,500	7,521	(27%)
Clinical diagnostic	2,541	469	442%	3,972	777	411%
Other	27	88	(69%)	451	113	299%
Total revenue	$22,357	$17,203	30%	$37,829	$37,808	0%

(1) Includes related party revenue of $8.4 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively, and $11.5 million and $2.4 million for the six months ended June 30, 2026 and 2025, respectively.

The following table shows customers that made up at least 10% of total revenue in at least one of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Merck & Co., Inc. (1)	37%	11%	30%	*
VA MVP	13%	19%	15%	20%
ModernaTX, Inc.	12%	29%	14%	28%
Natera, Inc.	*	13%	*	13%

* Less than 10% of revenue

(1) Consists of related party revenue.

Pharma testing services

The increase in pharma testing services revenue in the second quarter of 2026 and the first half of 2026 compared to the same periods of 2025 was primarily due to an increase in the number of clinical trial samples processed for Merck. We expect variability in revenue from pharmaceutical companies in the future due to the timing of their patient enrollment for clinical trials or project schedules.

Enterprise sales

The decrease in revenue from enterprise sales in the second quarter of 2026 and the first half of 2026 compared to the same periods of 2025 was due to the expected decrease in the number of samples processed for Natera after the second quarter of 2025 when the minimum volume commitments in our agreement with Natera expired. We no longer have a commercial relationship with Natera and do not expect to have one going forward.

Population sequencing

Revenue recognized each period from population sequencing is impacted by timing of our fulfillment of samples under each annual task order. The decrease in revenue in the second quarter of 2026 and in the first half of 2026 compared to the same periods of 2025 was due to a planned decrease in the number of samples we processed. Our annual task orders received in 2025 and 2024 were $13.5 million and $7.5 million, respectively. Our contract with the VA MVP does not include specific testing turnaround times. Therefore, we may modulate the volume of samples processed from the VA MVP to accommodate sample volumes from other customers, which can vary from period to period. We anticipate fulfilling the task order received in August 2025 during the first three quarters of 2026.

Clinical diagnostic

Clinical diagnostic revenue is generated from Medicare and private insurance payors. In January 2024, we received a Medicare coverage determination for NeXT Dx, our ultra-comprehensive tumor genomic profiling assay. In November 2025, we received Medicare coverage determination for NeXT Personal Dx for post-treatment surveillance of cancer recurrence in patients with Stage II and III breast cancer, with an effective date of October 7, 2025. In February 2026, we received Medicare coverage for NeXT Personal Dx for surveillance of patients with Stage I to III NSCLC, with an effective date of January 9, 2026. In May 2026, we received Medicare coverage for NeXT Personal Dx for immunotherapy monitoring for patients with late-stage solid tumors, with an effective date of March 16, 2026. In May 2026, we also received Medicare coverage for NeXT Personal Dx for monitoring treatment response to NAT in patients diagnosed with Stage II-III TNBC or HER2+ breast cancer, with an effective date of April 6, 2026. The increases in clinical diagnostic revenue in the second quarter of 2026 and in the first half of 2026 compared to the same periods of 2025 were mainly attributable to an increase in NeXT Dx test volume and NeXT Personal Dx reimbursements received from certain private payors and Medicare for breast cancer, NSCLC surveillance, immunotherapy monitoring for patients with late-stage solid tumors and NAT monitoring for breast cancer.

Costs and Expenses

The following table shows costs and expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025		2026	2025
Cost of revenue	$17,614	$12,447	42%	$32,805	$25,845	27%
Research and development	16,336	12,381	32%	30,875	25,021	23%
Selling, general and administrative	21,998	14,179	55%	39,901	26,442	51%
Total costs and expenses	$55,948	$39,007	43%	$103,581	$77,308	34%

Cost of revenue

The increase in cost of revenue in the second quarter of 2026 and in the first half of 2026 compared to the same periods of 2025 was primarily due to increased clinical diagnostic test costs where the corresponding revenue and reimbursement amounts were less than the cost of the testing services due to selling testing services in advance of Medicare reimbursement in order to gain market share.

Specific components of the increase in the second quarter of 2026 were a $3.2 million increase in diagnostic test costs, a $1.6 million increase in direct material costs due to higher biopharma revenue, a $1.1 million increase in personnel costs, and a $0.3 million increase in equipment maintenance costs, offset partially by a $1.0 million decrease in laboratory supplies costs.

Specific components of the increase in the first half of 2026 were a $3.8 million increase in diagnostic test costs, a $1.2 million increase in direct material costs due to higher biopharma revenue, a $1.8 million increase in personnel costs, a $0.4 million increase in equipment maintenance costs, and a $0.3 million increase in facilities costs, offset partially by a $0.5 million decrease in laboratory supplies costs.

Research and development

The increases in research and development in the second quarter of 2026 and in the first half of 2026 compared to the same periods of 2025 were primarily due to increased personnel and personnel-related costs due to higher compensation costs and increased headcount and R&D lab activities. These expenses increased in order to further and complete clinical evidence studies, process development work to enhance laboratory operations’ productivity, and technology development.

Specific components of the increase in the second quarter of 2026 were a $2.2 million increase in personnel and personnel-related costs driven by increased headcount and employee compensation and a $1.8 million increase due to higher lab supplies utilized, IT and internal operation supports, and consulting services for R&D projects.

Specific components of the increase in the first half of 2026 were a $3.7 million increase in personnel and personnel-related costs driven by increased headcount and employee compensation and a $2.2 million increase in lab supplies utilized, IT related expenses, and consulting services to support R&D projects and volume growth.

Selling, general and administrative

The increases in selling, general and administrative expenses in the second quarter of 2026 and in the first half of 2026 compared to the same periods of 2025 were primarily due to increased personnel and personnel related expenses due to higher compensation costs and increased headcount and marketing expenses associated with increases in testing volume for NeXT Personal Dx.

Specific components of the increase in the second quarter of 2026 were a $3.3 million increase in Tempus' sales and marketing expenses and commercial-related expenses associated with higher NeXT Personal Dx testing volume, a $3.5 million increase in personnel and personnel related expenses due to higher headcount and employee compensation, and a $1.3 million increase in professional services primary associated with the Merger Agreement, partially offset by a $0.3 million decrease in depreciation expenses.

Specific components of the increase in the first half of 2026 were a $6.6 million increase in Tempus' sales and marketing expenses and commercial-related expenses associated with higher NeXT Personal Dx testing volume, a $5.9 million increase in personnel and personnel-related expenses due to higher sales commission, headcount, and employee compensation, and a $1.6 million increase in professional services primarily associated with the Merger Agreement, partially offset by a $0.6 million decrease in depreciation expenses.

Interest Income, Interest Expense, and Other Income (Expense), Net

The following table shows interest income and expense, and other income (expense), net (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025		2026	2025
Interest income	$1,966	$1,878	5%	$4,138	$3,905	6%
Interest expense	(37)	(48)	(23%)	(84)	(76)	11%
Other income (expense), net	(16)	(80)	(80%)	4	(126)	(103%)
Total	$1,913	$1,750	9%	$4,058	$3,703	10%

Interest income and interest expense

The increases in interest income in the second quarter of 2026 and the first half of 2026 compared to the same periods of 2025 were driven by higher average investment balances, partially offset by decreased yields. Interest expense is the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

Other income (expense), net, in the periods presented, consisted mainly of foreign currency remeasurements.

Liquidity and Capital Resources

The following table presents selected financial information (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents, and short-term investments	$212,658	$239,953
Contract liabilities	3,395	1,562
Working capital	198,667	228,321

From our inception through June 30, 2026, we have funded our operations primarily from net proceeds from issuance of redeemable convertible preferred stock, IPO, follow-on equity offerings, At-the-Market ("ATM") facility (see Note 9, At-the-Market Equity Offerings, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information), Tempus exercising warrants and purchasing additional shares under an investment agreement, and Merck purchasing shares of our common stock under an investment agreement (see Note 8, Related Party Transactions, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information), as well as debt financings. As of June 30, 2026, we had cash and cash equivalents of $94.0 million and short-term investments of $118.7 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments, are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If the Merger is not completed and our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our testing services or other risks described in this Quarterly Report on Form 10-Q, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. We filed a sales agreement prospectus supplement in May 2026, pursuant to which we may offer and sell $150.0 million of shares of our common stock through our ATM facility, of which approximately $145.4 million remains available for sale as of June 30, 2026, provided that we may not sell any shares through the ATM facility while the closing of the Merger is pending. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

Cash Flows

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(48,248)	$(30,896)
Net cash used in investing activities	(7,849)	(26,913)
Net cash provided by financing activities	25,818	19,760

The increase in cash used in operating activities was primarily due to an increase in net loss.

The decrease in cash used by investing activities was primarily due to a $14.2 million decrease in investment of our cash into short-term investments, $9.0 million higher proceeds from the maturity of short-term investments, partially offset by a $4.0 million increase in capital expenditures.

The increase in cash provided by financing activities was primarily due to $7.7 million higher net proceeds from sales of common stock under our ATM facility and $3.1 million higher proceeds from issuance of common stock under equity incentive plans, partially offset by a $2.6 million decrease in proceeds from loans and a $2.1 million payment of a finance lease.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of variable costs of revenue, operating expenditures, capital expenditures, property leases, and other spend. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $212.7 million as of June 30, 2026, as well as anticipated cash receipts from customers. If the Merger is not completed, to fund our material cash requirements in the short- and long-term, we may also seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

Variable costs of revenue. From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of raw materials, laboratory supplies and consumables to be used in the sequencing of customer samples. However, we generally do not have binding and enforceable purchase orders beyond the short term, and the timing and magnitude of purchase orders beyond such period is difficult to accurately project. We currently expect spending in this area to increase compared to the levels in 2025 in order to support expected higher levels of revenue.

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

Property leases. Our noncancelable operating lease payments were $58.8 million as of June 30, 2026. The timing of these future payments, by year, can be found in Note 7, Leases, in Part I, Item 1 of this Form 10-Q in the Consolidated Financial Statements.

Other. As of June 30, 2026, we have an outstanding noninterest bearing loan that was used to finance the purchase of equipment for our laboratory. We owe a total of $0.9 million, which is payable in 2027. Further discussion of the loan can be found in Note 6, Loans, in Part I, Item 1 of this Form 10-Q in the Consolidated Financial Statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO"), and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2026, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Risks Related to Our Pending Acquisition by Tempus

The completion of the Merger is subject to a number of conditions, including certain conditions that are beyond our control, and may not be satisfied on a timely basis, or at all.*

The completion of the Merger is subject to a number of conditions set forth in the Merger Agreement, including: (i) the approval of the Merger and adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon; (ii) the approval for listing on Nasdaq of Tempus Class A Common Stock to be issued in the Merger; (iii) the effectiveness of a registration statement on Form S-4 filed by Tempus registering the Tempus Class A Common Stock to be issued in connection with the Merger; (iv) the expiration or termination of the required waiting period applicable to the Mergers under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (v) our receipt of an opinion to the effect that the Merger will qualify as a reorganization for U.S. federal income tax purposes; and (vi) the absence of material adverse effects impacting us or Tempus. Many of these conditions are beyond our control, resulting in uncertainty as to the timing of completion of the Merger and as to whether the Merger will be completed at all.

Failure to complete the Merger within the expected timeframe or at all could adversely affect our business and the market price of our common stock in a number of ways, including:

•
the market price of our common stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated;
•
we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated;
•
under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger which may prevent us from making desirable expenditures, including with regard to capital projects, pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement;
•
matters relating to the Merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company; and
•
we may experience negative publicity and/or reactions from our investors, employees, patients, customers, regulators, suppliers, collaborators, and other business partners, which could negatively impact our results of operations and business prospects.

The value of the per share stock consideration payable to our stockholders in the Merger is subject to changes based on fluctuations in the value of Tempus’ Class A Common Stock, and our stockholders may receive per share stock consideration with a value that is less than $16.25 per share in certain circumstances.*

In the Merger, each share of our issued and outstanding as of immediately prior to the Merger (other than shares owned by Tempus and shares which are held by stockholders who have exercised and perfected appraisal rights for such shares in accordance with Delaware law) will be converted into the right to receive a number of Tempus’ Class A Common Stock equal to an Exchange Ratio (defined below), provided that Tempus may elect to pay cash for up to 50% of the aggregate number of outstanding shares of our common stock, which will be applied pro rata among shares eligible to receive the Merger consideration. See Note 13, Subsequent Events, in Part 1, Item 1 of this Quarterly Report on Form 10-Q for more information.

If the volume-weighted average price of Tempus’ Class A Common Stock on Nasdaq for the fifteen consecutive trading days prior to the last trading day prior to the closing date of the Merger (the “Parent Stock Price”) is greater than $48.42 (the “Floor Price”), the Exchange Ratio will be equal to $16.25 divided by the Parent Stock Price. However, if the Parent Stock Price is equal to or less than the Floor Price, the Exchange Ratio will be fixed at 0.3356. Accordingly, if the Parent Stock Price is equal to or less than the Floor Price, then the value of the per share stock consideration received at the time of the closing of the Merger will likely be less than $16.25.

At the time that our stockholders cast their votes regarding approval of the Merger Agreement, they will not know the actual market value of the shares of Tempus Class A Common Stock that they will receive if and when the Merger is finally completed, including whether the Parent Stock Price will be equal to or less than the Floor Price. Fluctuations in the market value of shares of Tempus Class A Common Stock may be caused by changes in the businesses, operations, results and prospects of both Tempus and us, market expectations of the likelihood that the Merger will be completed and the timing of the completion, competition in our industry, general market and economic conditions, or other factors.

The announcement and pendency of the Merger, and uncertainty regarding the Merger, may adversely affect our relationships and our business.*

The Merger will occur only if the Merger Agreement’s conditions to consummation of the Merger are satisfied or waived. Accordingly, there may be uncertainty regarding the completion of the Merger. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention or focus may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following consummation of the Merger. Uncertainty as to our future could adversely affect our business and our relationship with patients, customers, regulators, suppliers, collaborators, and other business partners. For example, collaborators, customers and other counterparties may defer decisions concerning contracting or working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.*

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course and consistent with past practice in all material respects, and subjecting us to a variety of specified restrictions absent Tempus’ prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents, and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, materially and adversely affect our business, results of operations and financial condition.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending Merger.*

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending Merger. We must pay substantially all of these costs and expenses whether or not the Merger is completed.

There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

In certain instances, the Merger Agreement requires us to pay a termination fee to Tempus, which could require us to use available cash that would have otherwise been available for general corporate purposes.*

Under the terms of the Merger Agreement, we may be required to pay Tempus a termination fee of approximately $76.8 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, in connection with a change in the recommendation of the Board or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Proposal,” as defined in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we would be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

Litigation may arise in connection with the Merger, which could be costly and divert management’s attention and otherwise materially harm our business.*

Lawsuits may be filed challenging the disclosures contained in the registration statement on Form S-4 and proxy statement/prospectus that will be filed with the Securities and Exchange Commission in connection with the proposed Merger and/or challenging other aspects of the proposed Merger. Regardless of the outcome of any future litigation related to the proposed Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the proposed Merger may materially adversely affect our business, financial condition and operating results. The outcome of any lawsuit filed or that may be filed challenging the proposed Merger is uncertain. If any lawsuit is successful in obtaining an order enjoining the Merger, then the transaction may not be consummated within the expected time frame, or at all, and could result in substantial costs, including but not limited to, costs associated with the indemnification of our directors and officers. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the proposed Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our investors, employees, patients, customers, regulators, suppliers, collaborators, and other business partners, or otherwise materially harm our operations and financial performance.

Operational, Strategic and Business Risks

We have a history of losses and we expect to incur significant losses for the foreseeable future and may not be able to generate sufficient revenue to achieve or sustain profitability.

We have incurred net losses since our inception. For the year ended December 31, 2025, we had a net loss of $81.3 million. For the six months ended June 30, 2026, we had a net loss of $61.7 million. As of June 30, 2026, we had an accumulated deficit of $693.0 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Some of our present or potential competitors, including Adela, Inc., Caris Life Sciences, Inc., DELFI Diagnostics, Inc., Exact Sciences Corporation which was acquired by Abbott Laboratories, Inc., in March 2026, Foresight Diagnostics Inc. (“Foresight”), which was acquired by Natera in December 2025. Foundation Medicine, Inc., GRAIL, Inc., Guardant Health, Inc., Haystack Oncology, Inc., which was acquired by Quest Diagnostics Incorporated in June 2023, Laboratory Corporation of America Holdings, MedGenome Inc., Myriad Genetics, Inc., Natera, NeoGenomics, Inc., Predicine, Inc., SAGA Diagnostics AB which is expected to be acquired by Foundation Medicine, Inc. in the third quarter of 2026, Veracyte, Inc. and BillionToOne, Inc. may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD test. During the year ended December 31, 2025, revenue under our agreement accounted for 8% of our total revenue. See “—We have historically derived a substantial portion of our revenue from DNA sequencing and data analysis services that we provided to Natera. We no longer have a commercial relationship with Natera and, if we are unable to grow our customer base and diversify our revenue concentration, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” Further, we have partnered with Tempus to expand the sales and marketing of our NeXT Personal Dx tests in four indications and Tempus could in the future develop tests that compete directly or indirectly with our tests or partner with our competitors. If Tempus were to develop competitive tests or partner with our competitors, we or Tempus may terminate the agreement and, upon termination of the agreement, we may be unable to expand our sales force timely to replace the Tempus sales and marketing efforts, which could adversely impact our business or affect our ability to commercialize our testing services. In addition, our present or potential competitors have been or may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. We may also have disputes with our present or potential competitors. See “—Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violations may require us to spend significant time and money, and could in the future prevent us from selling our tests or impact our stock price, any of which could have a material adverse effect.”

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable; in particular, we currently derive a substantial portion of our revenue from three of our largest customers, Moderna, the VA MVP and Merck, and in the past have derived a substantial portion of our revenue from other large customers. *

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from Moderna, which accounted for 14% of our revenue for the six months ended June 30, 2026, and 22% and 28% of our revenue for the years ended December 31, 2025 and 2024, respectively. We derive a significant portion of our revenue from the VA MVP, which accounted for 15% of our revenue for the six months ended June 30, 2026, and 17% and 9% of our revenue for the years ended December 31, 2025 and 2024, respectively. We also derive a significant portion of our revenue from Merck, which accounted for 30% and 7% of our revenue for the six months ended June 30, 2026 and each of the years ended December 31, 2025 and 2024, respectively. We previously derived a significant portion of our revenue from Natera, which accounted for 8% and 30% of our revenue for the years ended December 31, 2025 and 2024, respectively. Our top five customers, including Moderna, the VA MVP, Merck and Natera, accounted for 62% and 81% of our revenue for the years ended December 31, 2025 and 2024, respectively. Our top five customers, including Moderna, the VA MVP and Merck accounted for 67% of our revenue for the six months ended June 30, 2026. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond Moderna, VA MVP and Merck, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our testing services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our testing services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our testing services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if we do not win future VA MVP renewals with a value comparable to that of our historical contracted orders, it may have a material adverse effect on our revenue, cash position, and results of operations. See “—We derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provided to one of our largest customers, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services continues to be substantially reduced, or if our new contract with the VA MVP were to be terminated, our business, financial condition, revenue and other operating results, and cash flows will be materially harmed.” Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Likewise, if Moderna or any of our other significant customers were to reduce or cease their use of our testing services, then our revenue, cash position, and results of operations may be materially adversely impacted. Further, if any of our significant customers were to stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

We have historically derived a substantial portion of our revenue from DNA sequencing and data analysis services provided to Natera. We no longer have a commercial relationship with Natera and, if we are unable to grow our customer base and diversify our revenue concentration, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.*

In February 2021, we entered into a commercial relationship in the field of personalized oncology with Natera, pairing our NeXT tumor profiling and diagnostic services with Natera’s personalized ctDNA test Signatera™ for treatment monitoring and MRD assessment. Under this non-exclusive agreement, Natera is responsible for validating the design of, and commercialization of, Signatera personalized ctDNA assays using matched tumor and normal exome sequence data from us. The agreement covers MRD testing for both clinical use and research use. Since that time, Natera’s sample volumes have increased such that we currently derive a significant portion of our revenue from sales of our DNA sequencing and data analysis services to Natera under our agreement. For example, revenue under our agreement with Natera accounted for 30% of our total revenue for the year ended December 31, 2024 and only 8% of our total revenue for the year ended December 31, 2025. In December 2024, we amended our agreement with Natera to extend minimum volume commitments through the second quarter of 2025, after which such commitments expired and were not renewed. We no longer have a commercial relationship with Natera and do not expect to have one going forward, as we are aware that Natera brought such services in-house in lieu of purchasing such services from us. We are also aware of at least one third party supplier of DNA sequencing and analysis services, such that Natera has elected, and may continue to elect in the future, to send a portion (or all) of its samples to its other supplier(s) instead of us. If we are unable to grow our customer base and diversify our revenue concentration timely, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.

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

If we cannot maintain our current customer relationships, or fail to acquire new customers, our revenue prospects will be reduced. Many of our customers are biopharmaceutical companies engaged in clinical trials of new drug candidates, which trials are expensive, can take many years to complete, and have inherently uncertain outcomes.*

Our corporate customers are primarily biopharmaceutical companies that use our testing services to support clinical trials, including Moderna. Our future success is substantially dependent on our ability to maintain our customer relationships and to establish new ones. Many factors have the potential to impact our customer relationships, including the type of support our customers and potential customers require and our ability to deliver it, our customers’ satisfaction with our testing services, and other factors that may be beyond our control. Furthermore, our customers may decide to decrease or discontinue their use of our testing services due to changes in research and product development plans (including as a result of a public health crisis), failures in their clinical trials (which failures are statistically much more likely to occur than not at some point in the clinical development process, notwithstanding any enhanced patient stratification from the use of our proprietary tests and algorithms), financial constraints, or utilization of internal testing resources or tests performed by other parties, or other circumstances outside of our control.

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

Our corporate customers’ clinical trials are expensive, can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and early clinical trials. Many of the biopharmaceutical companies that are our customers do not have products approved for commercial sale and are not profitable. These customers must continue to raise capital in order to continue their development programs and to potentially continue as our customers. If our customers’ clinical trials fail or they are unable to raise sufficient capital to continue investing in their clinical programs, our revenue from these customers may decrease or cease entirely, and our business may be harmed. Furthermore, even if these customers have a drug approved for commercial sale, they may not choose to use our testing services as a companion diagnostic with their drug or they may impose additional customization requirements for commercialization, thereby limiting our potential revenue.

Building our clinical laboratory business is subject to a number of reimbursement challenges and we may not be able to establish the medical necessity of our tests for coverage or reimbursement rates that cover our costs.*

The coverage and reimbursement status of newly-approved or cleared laboratory developed tests, including our NeXT Dx and NeXT Personal Dx testing services, is uncertain. We are seeking reimbursement for our NeXT Dx and NeXT Personal Dx tests, and other in vitro diagnostic tests we may develop, and if such tests are inadequately covered by insurance or ineligible for such reimbursement, this could limit our ability to derive revenue from any such current or future tests. The commercial success of current or future services in both domestic and international markets may depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, or equivalent foreign programs, managed care organizations, and other third-party payors. The government and other third-party payors are increasingly attempting to contain health care costs by limiting both insurance coverage and the level of reimbursement for new diagnostic tests. As a result, they may not cover or provide adequate payment for any current or future in vitro diagnostic tests that we develop. These payors may conclude that our testing services are not medically necessary, or are less safe, less effective, or less cost-effective than existing or later-introduced services. These payors may also conclude that the overall cost of using one of our tests exceeds the overall cost of using a competing test, and third-party payors may not approve any current or future in vitro diagnostic tests we develop for insurance coverage and adequate reimbursement.

In January 2024, we announced that we received a final Medicare coverage determination for our NeXT Dx offering, extended retroactively to August 29, 2023. In November 2025, we announced that we received Medicare coverage for NeXT Personal Dx for post-treatment surveillance of cancer recurrence in patients with Stage II and III breast cancer, with an effective date of October 7, 2025. In February 2026, we announced that we received Medicare coverage for NeXT Personal Dx for surveillance of patients with Stage I to III NSCLC with an effective date of January 9, 2026. In May 2026, we announced that we received Medicare coverage for NeXT Personal Dx for immunotherapy monitoring for patients with late-stage solid tumors with an effective date of March 16, 2026. In May 2026, we also announced that we received Medicare coverage for NeXT Personal Dx for monitoring treatment response to neoadjuvant therapy (NAT) in patients diagnosed with Stage II-III Triple-Negative Breast Cancer (TNBC) or HER2-positive (HER2+) breast cancer, with an effective date of April 6, 2026. While we estimate that approximately half of new solid tumor cancer cases will be diagnosed in patients covered by Medicare, the Medicare coverage determination may not be indicative of our ability to obtain coverage with other payors. Even if favorable coverage and reimbursement status is attained for one or more of our testing services, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Any current or future collaborations, including any strategic alliances or any collaborations to develop companion diagnostic tests, that we have entered (for example, our strategic alliances with Moderna and Merck; and our collaborations with Tempus; Myriad; ClearNote Health, Inc.; Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); Institut Curie; The Royal Marsden; the Vall d'Hebron Institute of Oncology (VHIO); the University of California, San Diego; Duke University; Vanderbilt University and Johns Hopkins University (the PREDICT study); the Dana-Farber Cancer Institute; the University of Texas M.D. Anderson Cancer Center; University Medical Center Hamburg-Eppendorf (also known as UKE);Criterium and the Academic Breast Cancer Consortium; Yale Cancer Center; Aarhus University; British Columbia Cancer; and University Health Network), or may enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which include that:

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
•
collaborators could independently develop, or develop with third parties, services or products that compete directly or indirectly with our testing services;
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

For example, our operations were previously impacted by the COVID-19 pandemic. The previous shelter-in-place order and health orders during the COVID-19 pandemic negatively impacted productivity, disrupted our business, and slowed research and development activities due to us limiting access to our laboratory space that would otherwise be used by our research and development group, and, to the extent such orders return in similar or more stringent form, they may cause similar effects on our operations. COVID-19 disrupted, and a future health epidemic or pandemic may disrupt in the future, the ability of our suppliers to fulfill our purchase orders in a timely manner or at all. Additionally, we use certain consumables in our operations, and we have faced, and may face in the future, difficulties in acquiring such consumables if our suppliers prioritize orders related to a health epidemic or pandemic or if other supply chain issues arise as a result of such a public health crisis. Several of our customers were delayed in sending us samples due to their inability to collect or ship samples during the COVID-19 pandemic, and these and additional customers may be disrupted from collecting samples or sending purchase orders or samples to us in the future in the event of the emergence of another health epidemic or pandemic.

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

Although the FDA has statutory authority to assure that medical devices are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to LDTs, which are a subset of in vitro diagnostic devices that are intended for clinical use and designed, manufactured, and used entirely within a single laboratory. We currently market our tests as used in our testing services as LDTs and, therefore, we believe that they are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDC Act provisions.

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

If the FDA determines that our tests and associated software do not fall within the definition of an LDT, or if we voluntarily submit one or more of our tests for premarket authorization from the FDA as medical devices, we may be required to obtain premarket clearance for our tests and associated software under Section 510(k) of the FDC Act, granting of a De Novo authorization request under Section 513(f)(2) of the FDC Act, or approval of a premarket approval application (“PMA”) under Section 515(c) of the FDC Act. We would also be subject to ongoing regulatory requirements such as registration and listing requirements, labeling requirements, medical device reporting requirements, and current good manufacturing practice requirements. If our tests are considered medical devices not subject to enforcement discretion, or if we voluntarily submit one or more of our tests for marketing authorization from the FDA as medical devices, the regulatory requirements to which our tests are subject would depend on the FDA’s classification of our tests. The FDA has issued regulations classifying generic types of medical devices into one of three classes (Class I, Class II, or Class III) depending on the degree of regulation that the FDA finds necessary to provide reasonable assurance of their safety and effectiveness. The class into which a device is placed determines the requirements that a medical device manufacturer must meet both pre- and post-market. On January 31, 2024, FDA announced its intent to initiate a reclassification process for most IVDs that are currently Class III (high risk), the majority of which are infectious disease and companion diagnostic IVDs, into Class II (moderate risk) with special controls. This reclassification would allow manufacturers of certain types of IVDs to seek marketing clearance through the less burdensome Class II 510(k) premarket notification pathway rather than the Class III premarket approval (PMA) pathway, the most stringent type of FDA medical device review.

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

If premarket review of our tests is required, the premarket review process may involve, among other things, successfully completing additional clinical trials. If we are required to conduct premarket clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our service and product development costs, delay commercialization of any future services, and interrupt sales of our current testing services. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the concerns around genetic testing, the nature of the protocol, the proximity of patients to clinical sites, and the eligibility criteria for the clinical trial.

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

Moreover, there can be no assurance that any authorized claims will be consistent with our current claims or adequate to support continued adoption of our testing services. If premarket review is required for some or all of our tests, the FDA may require that we stop using such tests in our testing services pending marketing authorization, which would negatively impact our business. Even if our testing services are allowed to remain on the market prior to marketing authorization of our tests, demand for our testing services may decline if there is uncertainty about our tests, if we are required to label tests as investigational by the FDA, or if the FDA limits the labeling claims we are permitted to make for our testing services. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our testing services or from other services now in development.

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

In addition, if we offer tests or services to customers within the EEA (and Northern Ireland) (whether directly or via intermediaries) that fall within the scope of the IVDR, we would be required to comply with strict requirements in order to affix the CE mark to our products related to our testing services, including requirements for clinical evidence, pre-market assessment of safety and performance, quality management system, traceability of products, promotion and advertising, and conduct costly post-market testing and surveillance to monitor the safety or effectiveness of the tests related to our testing services in the EEA and detailed reporting obligations.

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

If we are not able to obtain and enforce patent protection for any services we develop and for our technologies, or if the scope of patent protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize services and technology similar or identical to ours, and our ability to successfully commercialize our testing services, and technologies may be adversely affected.

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

Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the granted claims thus attacked, or may lose the granted claims altogether. An adverse determination in any such proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology, services and compete directly with us, without payment to us, or result in our inability to commercialize our testing services, and technologies without infringing third-party patent rights. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future services, or technologies. In addition, there can be no assurance that:

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

We, or our licensors, may be subject to claims that former employees, collaborators, or other third parties have an interest in our patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we, or our licensors, may have inventorship disputes arise from conflicting obligations of employees, consultants, or others who are involved in developing our testing services, or technologies. Litigation may be necessary to defend against these and other claims challenging inventorship or our licensors’ ownership of our owned or in-licensed patents, trade secrets, or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our testing services, or technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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
•
announcements by us or our competitors relating to significant acquisitions, strategic partnerships, joint ventures, collaborations, capital commitments, or by or pertaining to our customers, particularly the VA MVP and Moderna as our largest customers;
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

Insiders or holders of greater than five percent of our outstanding common stock may exercise significant control over our company and will be able to influence corporate matters.*

Our directors, executive officers and their affiliates, and holders of greater than five percent of our outstanding common stock, if they were to act together, would be able to exercise significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock and may not be in the best interests of our other stockholders. In November 2023, we entered into the Tempus Agreement (see Note 8 to our Consolidated Financial Statements included in this Form 10-Q for additional information), pursuant to which, Tempus agreed to certain voting commitments that require Tempus to vote the shares it acquired from exercising its warrants for our common stock in accordance with the recommendations of the majority of our board of directors with respect to director nominations for any meeting of our stockholders occurring on or before December 31, 2025, as well as various compensation-related matters. These voting commitments terminate when the parties’ exclusivity obligations expire or terminate under the Tempus Agreement. On July 20, 2026, we, Tempus, Aviary Development, Inc. (a wholly owned subsidiary of Tempus), and Toucan Development, LLC (a wholly owned subsidiary of Tempus) entered into a Merger Agreement (see Note 13, Subsequent Events, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information). In addition, in December 2024, we entered into an Investment Agreement with Merck (see Note 8 to our Consolidated Financial Statements included in this Form 10-Q for additional information), pursuant to which Merck agreed to certain voting commitments that require Merck to vote, subject to specified exceptions, any shares of our common stock that Merck owns in accordance with the recommendations of our board of directors. Such voting commitments generally apply to director nominations for any meeting of our stockholders, amendments to our charter to increase the authorized shares of our common stock, various compensation-related matters, and ratification of our auditors. These voting commitments terminate upon the earlier of the second anniversary of the date of the investment agreement with Merck and the first time that Merck and its affiliates no longer own at least 50% of our shares owned by Merck immediately following the date of the investment agreement with Merck. Concurrently with the execution of the Merger Agreement, Merck entered into a Voting Agreement with the Company (see Note 13, Subsequent Events, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information).

Future sales of shares by existing stockholders, or the perception that such sales could occur, could cause our stock price to decline.

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of June 30, 2026, we had 106,367,428 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1Ω	Agreement and Plan of Merger, dated as of July 20, 2026, by and among Tempus AI, Inc., Personalis, Inc., Aviary Development, Inc., and Toucan Development, LLC.	8-K	001-38943	2.1	7/20/2026
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	6/24/2019
3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-38943	3.2	2/26/2026
10.1	Voting Agreement	8-K	001-38943	10.1	7/20/2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

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

Ω Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2026	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)