Form 10-Q
period 2026-09-30
Personalis, Inc.
filed 2026-11-04
CIK 1527753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of registrant’s Common Stock outstanding as of October 30, 2026 was 108,403,814.

PERSONALIS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2026

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
•
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PERSONALIS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and par value data)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$98,271	$124,245
Short-term investments	92,331	115,708
Accounts receivable, net (1)	18,035	16,203
Inventory and other deferred costs	7,384	6,144
Prepaid expenses and other current assets	7,029	5,651
Total current assets	223,050	267,951
Property and equipment, net	50,316	44,815
Operating lease right-of-use assets	14,763	15,118
Other long-term assets	3,471	6,280
Total assets	$291,600	$334,164
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (2)	$14,488	$12,989
Accrued and other current liabilities (2)	33,139	25,079
Contract liabilities	1,647	1,562
Total current liabilities	49,274	39,630
Long-term operating lease liabilities	29,296	31,866
Other long-term liabilities	360	1,483
Total liabilities	78,930	72,979
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 108,378,087 and 102,475,891 shares issued and outstanding, respectively	10	10
Additional paid-in capital	939,603	892,331
Accumulated other comprehensive income (loss)	(167)	104
Accumulated deficit	(726,776)	(631,260)
Total stockholders’ equity	212,670	261,185
Total liabilities and stockholders’ equity	$291,600	$334,164

(1) Includes related party accounts receivable of $4.2 million and $2.5 million as of September 30, 2026 and December 31, 2025, respectively.

(2) Includes related party liabilities of $5.0 million and $5.7 million as of September 30, 2026 and December 31, 2025, respectively.

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue (1)	$25,596	$14,495	$63,425	$52,303
Costs and expenses
Cost of revenue	19,026	12,581	51,831	38,426
Research and development	16,074	12,171	46,949	37,192
Selling, general and administrative (2)	26,014	13,034	65,915	39,476
Total costs and expenses	61,114	37,786	164,695	115,094
Loss from operations	(35,518)	(23,291)	(101,270)	(62,791)
Interest income	1,760	1,680	5,898	5,585
Interest expense	(36)	(64)	(120)	(140)
Other income (expense), net	(4)	26	—	(100)
Loss before income taxes	(33,798)	(21,649)	(95,492)	(57,446)
Provision for income taxes	3	3	24	12
Net loss	$(33,801)	$(21,652)	$(95,516)	$(57,458)
Net loss per share, basic and diluted	$(0.32)	$(0.24)	$(0.90)	$(0.65)
Weighted-average shares outstanding, basic and diluted	107,206,827	88,699,131	105,607,799	88,226,838

(1) Includes related party revenue of $5.9 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, and $17.4 million and $3.5 million for the nine months ended September 30, 2026 and 2025, respectively.

(2) Includes related party sales and marketing expenses of $4.8 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively, and $11.5 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively.

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(33,801)	$(21,652)	$(95,516)	$(57,458)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustments during period	(2)	(33)	(21)	66
Change in unrealized gain (loss) on available-for-sale debt securities	(47)	95	(250)	39
Comprehensive loss	$(33,850)	$(21,590)	$(95,787)	$(57,353)

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended September 30, 2026 and 2025

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—June 30, 2026	106,367,428	$10	$928,244	$(118)	$(692,975)	$235,161
Proceeds from exercise of stock options	1,900,537	—	7,448	—	—	7,448
Restricted stock units vested	110,122	—	—	—	—	—
Stock-based compensation	—	—	3,911	—	—	3,911
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Unrealized loss on available-for-sale debt securities	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(33,801)	(33,801)
Balance—September 30, 2026	108,378,087	$10	$939,603	$(167)	$(726,776)	$212,670

Balance—June 30, 2025	88,649,766	$9	$776,596	$20	$(585,796)	$190,829
Proceeds from exercise of stock options	40,094	—	94	—	—	94
Restricted stock units vested	55,506	—	-	—	—	—
Stock-based compensation	—	—	2,082	—	—	2,082
Foreign currency translation adjustment	—	—	—	(33)	—	(33)
Unrealized gain on available-for-sale debt securities	—	—	—	95	—	95
Net loss	—	—	—	—	(21,652)	(21,652)
Balance—September 30, 2025	88,745,366	$9	$778,772	$82	$(607,448)	$171,415

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2026 and 2025

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2025	102,475,891	$10	$892,331	$104	$(631,260)	$261,185
Proceeds from sales of common stock under ATM facility, net of commissions	2,827,155	—	25,503	—	—	25,503
Proceeds from exercise of stock options	2,739,012	—	10,395	—	—	10,395
Restricted stock units vested	138,319	—	—	—	—	—
Proceeds from ESPP	197,710	—	929	—	—	929
Stock-based compensation	—	—	10,445	—	—	10,445
Foreign currency translation adjustment	—	—	—	(21)	—	(21)
Unrealized loss on available-for-sale debt securities	—	—	—	(250)	—	(250)
Net loss	—	—	—	—	(95,516)	(95,516)
Balance—September 30, 2026	108,378,087	$10	$939,603	$(167)	$(726,776)	$212,670

Balance—December 31, 2024	85,171,146	$9	$752,961	$(23)	$(549,990)	$202,957
Proceeds from sales of common stock under ATM facility, net of commissions	3,064,152	—	17,782	—	—	17,782
Proceeds from exercise of stock options	118,511	—	274	—	—	274
Restricted stock units vested	197,819	—	—	—	—	—
Proceeds from ESPP	193,738	—	624	—	—	624
Stock-based compensation	—	—	7,131	—	—	7,131
Foreign currency translation adjustment	—	—	—	66	—	66
Unrealized gain on available-for-sale debt securities	—	—	—	39	—	39
Net loss	—	—	—	—	(57,458)	(57,458)
Balance—September 30, 2025	88,745,366	$9	$778,772	$82	$(607,448)	$171,415

See Notes to the Consolidated Financial Statements.

PERSONALIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(95,516)	$(57,458)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	10,445	7,131
Depreciation and amortization	7,264	7,584
Noncash operating lease cost	355	1,204
Amortization of discount on short-term investments	(2,960)	(3,146)
Other	100	(229)
Changes in operating assets and liabilities
Accounts receivable (1)	(1,832)	(6,236)
Inventories and other deferred costs	(1,241)	1,284
Prepaid expenses and other assets	(1,118)	(1,275)
Accounts payable (2)	1,208	2,731
Accrued and other current liabilities (2)	10,365	524
Contract liabilities	85	(1,644)
Operating lease liabilities	(2,475)	(3,020)
Other long-term liabilities	—	(150)
Net cash used in operating activities	(75,320)	(52,700)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(114,100)	(156,447)
Proceeds from maturities of available-for-sale debt securities	140,189	152,685
Purchases of property and equipment	(10,047)	(4,427)
Proceeds from sales of property and equipment (3)	120	—
Net cash provided by (used in) investing activities	16,162	(8,189)
Cash flows from financing activities:
Proceeds from sales of common stock under ATM facility, net of commissions	25,503	17,782
Payment of costs related to Tempus and Merck Investment Agreements	—	(106)
Proceeds from loans	—	2,587
Repayments of loans and finance lease	(1,515)	(1,718)
Payments for finance lease buyout	(2,125)	—
Proceeds from issuance of common stock under equity incentive plans	11,324	898
Net cash provided by financing activities	33,187	19,443
Effect of exchange rates on cash, cash equivalents and restricted cash	(3)	4
Net change in cash, cash equivalents and restricted cash	(25,974)	(41,442)
Cash, cash equivalents and restricted cash, beginning of period	126,035	93,205
Cash, cash equivalents and restricted cash, end of period	$100,061	$51,763

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$98,271	$49,973
Restricted cash, included in other long-term assets	1,790	1,790
Total cash, cash equivalents and restricted cash	$100,061	$51,763

Supplemental cash flow information:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$2,838	$2,523
Finance lease assets were reclassified to property and equipment upon lease buyout	2,246	-
Right-of-use finance lease assets obtained in exchange for finance lease liabilities	-	3,153

(1) Includes a change in related party accounts receivable of $1.7 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.

(2) Includes a change in related party liabilities of $0.7 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively.
(3) Includes proceeds from a related party of $0.1 million and nil for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company routinely assesses the creditworthiness of its customers and does not require collateral. Historically, the Company has not experienced significant credit losses from accounts receivable. Multiple customers have provided more than 10% of total revenue in the periods presented, or accounted for more than 10% of accounts receivable at each respective balance sheet date, as follows:

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2026	December 31, 2025
	2026	2025	2026	2025
Merck & Co., Inc. (1)	22%	*	27%	*	22%	12%
VA MVP	16%	*	15%	15%	16%	24%
ModernaTX, Inc.	11%	19%	13%	25%	*	*
Regeneron Pharmaceuticals	*	19%	*	*	*	*
Pfizer Inc.	*	11%	*	*	*	*
Natera, Inc.	*	*	*	10%	*	*
AstraZeneca UK Limited	*	*	*	*	*	10%
Daiichi Sankyo, Inc.	*	*	*	*	12%	*

* Less than 10% of revenue or accounts receivable.

(1) Consists of related party revenue and related party accounts receivable, respectively.

Significant Accounting Policies

As of September 30, 2026, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies” in its consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
•
Enterprise sales includes sales of tumor profiling and diagnostic tests directly to another business as an input to their products. The Company is typically contracted to deliver specified tests and analytics in high volume over time. Revenue from the Company's previous commercial relationship with Natera, Inc. (“Natera”) to provide advanced tumor analysis for use in Natera's molecular residual disease ("MRD") test made up substantially all of the revenue in this category.

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
•
Other includes sales of genomic tests and analytics to universities and non-profits.

The following table presents the Company's revenue disaggregated by customer type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pharma testing services (1)	$17,114	$13,137	$44,627	$37,754
Enterprise sales	8	650	401	5,430
Population sequencing	4,067	234	9,567	7,755
Clinical diagnostic	4,374	384	8,346	1,161
Other	33	90	484	203
Total revenue	$25,596	$14,495	$63,425	$52,303

(1) Includes related party revenue of $5.9 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, and $17.4 million and $3.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Contract Assets and Liabilities

The opening and closing balances of receivables and contract liabilities from contracts with customers are shown below (in thousands). Contract assets were immaterial for all periods presented.

	September 30, 2026	December 31, 2025
Opening balances:
Accounts receivable, net (1)	$16,203	$8,140

Short-term contract liabilities	1,562	3,100
Total contract liabilities	1,562	3,100

Closing balances:
Accounts receivable, net (2)	18,035	16,203

Short-term contract liabilities	1,647	1,562
Total contract liabilities	$1,647	$1,562

(1) Includes related party accounts receivable of $2.5 million as of December 31, 2025 and December 31, 2024, respectively.

(2) Includes related party accounts receivable of $4.2 million and $2.5 million as of September 30, 2026 and December 31, 2025, respectively.

Remaining Performance Obligations

Amounts collected in advance of services being provided are deferred as contract liabilities in the consolidated balance sheets. The associated revenue is recognized, and the contract liability is reduced, as the services are subsequently performed. Remaining performance obligations are comprised mainly of contract liabilities, and to a lesser extent, non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the consolidated financial statements. As of September 30, 2026, amounts related to unfulfilled services under contracts with an original expected duration of more than one year were immaterial. Revenue recognized that was included in the contract liability balance at the beginning of each reporting period was $0.3 million and $0.4 million for the three months ended September 30, 2026 and 2025, and was $0.5 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 4. Balance Sheet Details

Inventory and other deferred costs consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$6,468	$5,257
Other deferred costs	916	887
Total inventory and other deferred costs	$7,384	$6,144

Property and equipment, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Machinery and equipment	$34,799	$29,647
Computer equipment	21,768	19,998
Computer software	5,024	5,024
Furniture and fixtures	2,380	2,310
Construction in progress	4,483	56
Leasehold improvements	42,800	41,691
Total	111,254	98,726
Less: accumulated depreciation and amortization	(60,938)	(53,911)
Property and equipment, net	$50,316	$44,815

Depreciation and amortization expense for the three months ended September 30, 2026 and 2025 was $2.4 million in each period, and was $7.0 million and $7.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation	$12,424	$6,961
Operating lease liabilities	6,986	6,892
Loans—current portion (Note 6)	918	1,190
Market Development Fees received from Tempus (Note 8)	1,050	4,200
Employee ESPP contributions	962	377
Other current liabilities	10,799	5,459
Total accrued and other current liabilities	$33,139	$25,079

Note 5. Fair Value Measurements

The following tables show the Company’s financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$5,881	$—	$—	$5,881
Money market funds	28,151	—	—	28,151	Level 1
Commercial paper	63,782	—	(14)	63,768	Level 2
U.S. government securities	470	1	—	471	Level 2
Total cash and cash equivalents	98,284	1	(14)	98,271
Short-term investments:
Commercial paper	735	—	—	735	Level 1
Commercial paper	9,748	—	(5)	9,743	Level 2
Corporate debt securities	497	—	(1)	496	Level 2
U.S. agency securities	11,822	—	(28)	11,794	Level 2
U.S. government securities	69,692	—	(129)	69,563	Level 2
Total short-term investments	92,494	—	(163)	92,331
Total assets measured at fair value	$190,778	$1	$(177)	$190,602

	December 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value Level
Assets
Cash and cash equivalents:
Cash	$4,919	$—	$—	$4,919
Money market funds	45,349	—	—	45,349	Level 1
Commercial paper	498	—	—	498	Level 1
Commercial paper	73,491	—	(12)	73,479	Level 2
Total cash and cash equivalents	124,257	—	(12)	124,245
Short-term investments:
Commercial paper	498	—	—	498	Level 1
Commercial paper	12,734	—	(2)	12,732	Level 2
Corporate debt securities	4,680	1	(2)	4,679	Level 1
U.S. agency securities	14,138	1	(5)	14,134	Level 2
U.S. government securities	83,573	92	—	83,665	Level 2
Total short-term investments	115,623	94	(9)	115,708
Total assets measured at fair value	$239,880	$94	$(21)	$239,953

The amortized costs and fair value of marketable debt securities (excluding cash and money market funds), by contractual maturity, at September 30, 2026 are as follows (in thousands):

	September 30, 2026
	Amortized Cost	Fair Value
Less than 1 year	$156,746	$156,570
1 to 5 years	-	-
Total	$156,746	$156,570

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

Note 6. Loans

Amounts outstanding under loans are as follows (in thousands):

	September 30, 2026	December 31, 2025
Principal	$944	$2,143
Less: unamortized discount	(26)	(91)
Total carrying amount	918	2,052
Less: current portion (included in accrued and other current liabilities)	(918)	(1,190)
Long-term portion (included in other long-term liabilities)	$-	$862

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

The total initial present value of the January 2025 Agreement was $2.6 million. The discount of $0.2 million is being recognized as interest expense in the consolidated statements of operations over the life of the payment agreement. The first repayment of $0.7 million was billed in March 2025 and paid in April 2025. The second repayment of $1.2 million was billed and paid in January 2026. Interest expense for the three and nine months ended September 30, 2026 and 2025 was immaterial.

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

As of September 30, 2026, operating leases had a weighted-average remaining lease term of 8.9 years and a weighted-average discount rate of 10.6%. Discount rates are based on estimates of the Company's incremental borrowing rate, as the discount rates implicit in the leases cannot be readily determined. Future lease payments under operating leases as of September 30, 2026 were as follows (in thousands):

Amount
2026 (remaining three months)	$1,823
2027	7,189
2028	5,215
2029	5,371
2030	5,533
2031 and thereafter	31,894
Total future minimum lease payments	57,025
Less: imputed interest	(20,743)
Present value of future minimum lease payments	36,282
Less: current portion of operating lease liability (included in accrued and other current liabilities)	(6,986)
Long-term operating lease liabilities	$29,296

Cash paid for operating lease liabilities, included in cash flows from operating activities in the consolidated statements of cash flows, for the nine months ended September 30, 2026 and 2025, was $5.4 million and $6.2 million, respectively.

Components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease cost
Operating lease cost	$1,062	$1,460	$3,286	$4,409
Short-term lease cost	1	1	2	3
Variable lease cost	802	537	2,308	1,444
Total lease cost	$1,865	$1,998	$5,596	$5,856

As of September 30, 2026, finance lease assets and liabilities were immaterial. As of December 31, 2025, finance lease assets and liabilities were $3.1 million and $3.2 million, respectively. Finance lease cost was immaterial for the three and nine months ended September 30, 2026 and immaterial for the three and nine months ended September 30, 2025, respectively.

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

The Tempus Agreement also granted Tempus access to initial and longitudinal genomic data derived from performance of the tests and Tempus will have the right to use such data. If Tempus licenses such data to a third party and Tempus recognizes revenue from such license, Tempus will pay the Company a percentage of its gross revenues attributable to such license that is in the range of 10% to 20%. Such revenue share shall be payable during the term of the agreement and for 10 years thereafter. There was no revenue share recognized during the three and nine months ended September 30, 2026 and 2025, respectively.

Impact of Tempus Agreement on the Consolidated Financial Statements

The Company recognized revenue of $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2026 and 2025 and $0.5 million and $0.2 million, respectively, for the nine months ended September 30, 2026 and 2025, related to the Tempus Agreement and recorded it in its consolidated statements of operations. As of September 30, 2026 and December 31, 2025, $0.2 million and $0.5 million, respectively, was outstanding as a receivable from Tempus and is included in accounts receivable in the consolidated balance sheets.

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

Amounts of transactions with Tempus during each income statement period presented, along with amounts due from or to Tempus as of each balance sheet date, are as follows (in thousands):

	Income Statement
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Orders and results delivery fees and net promotional fees—Selling, general and administrative expenses	$4,777	$1,208	$11,484	$2,718

	Balance Sheet
	September 30, 2026	December 31, 2025
Accounts payable and accrued and other current liabilities:
Accounts payable and accrued liabilities to Tempus	$3,922	$1,542
Unamortized Market Development Fees	1,050	4,200
Total accounts payable and accrued and other current liabilities	$4,972	$5,742

Merck

Investment Agreement with Merck

On December 19, 2024, the Company entered into an investment agreement (the "Merck Investment Agreement") with Merck under which the Company issued and sold 14,044,943 shares of common stock at a price per share of $3.56, representing the last reported closing price of the common stock. The Company received $50.0 million of cash from the sale of the shares and incurred $0.3 million of issuance costs directly related to the sale. Pursuant to the terms of the Merck Investment Agreement, the Company agreed to reserve $10.0 million of the proceeds to open an ISO-certified laboratory in a region outside of the United States, with such region mutually agreed upon by the Company and Merck. This cash was not legally restricted under the Merck Investment Agreement and therefore included in cash and cash equivalents as of September 30, 2026 and December 31, 2025. Concurrently with the execution of the Merger Agreement, Merck entered into a Voting Agreement with the Company. See Note 13 for details.

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

The Company invoiced $5.7 million and $1.0 million, respectively, for the three months ended September 30, 2026 and 2025, and $16.9 million and $3.3 million, respectively, for the nine months ended September 30, 2026 and 2025, pursuant to the terms of the Master Agreement and recorded as revenue in its consolidated statements of operations. As of September 30, 2026 and December 31, 2025, $4.0 million and $2.0 million, respectively, was outstanding as a receivable from Merck and included in accounts receivable in the consolidated balance sheets.

Note 9. Stock-Based Compensation

Shares of common stock reserved for issuance under the Company’s equity incentive plans as of September 30, 2026 were as follows:

September 30, 2026
Outstanding stock awards	14,544,429
Reserved for future award grants	6,074,015
Reserved for future ESPP	420,936
Total common stock reserved for stock awards	21,039,380

Service-Based Stock Option Activity

A summary of the Company’s service-based stock option activity (excluding performance-based stock option activity, which is presented separately below) for the nine months ended September 30, 2026 is as follows:

	Outstanding Service-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2025	12,521,560	$4.73	7.71	$51,539
Options granted	3,813,752	6.95
Options exercised	(2,692,346)	3.83
Options forfeited or expired	(334,809)	7.93
Balance—September 30, 2026	13,308,157	$5.47	7.87	$147,187
Options vested and exercisable as of September 30, 2026	6,923,519	$5.36	6.89	$78,868

Options granted to new hires generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted as merit awards generally vest monthly over a three- or four-year period.

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $16.28 on September 30, 2026 and the exercise prices of the underlying stock options. Out-of-the money stock options are excluded from aggregate intrinsic value.

The weighted-average grant date fair value of options granted was $12.57 and $4.47 per share for the three months ended September 30, 2026 and 2025, respectively, and $5.46 and $3.01 per share for the nine months ended September 30, 2026 and 2025, respectively. The total intrinsic value of options exercised was $23.5 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $29.0 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the unrecognized stock-based compensation cost of unvested options was $25.5 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Valuation of Service-Based Stock Options

The Company estimated the fair value of service-based stock options using the Black-Scholes option-pricing model. Fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service periods of the awards. Fair value of stock options was estimated using the following range of assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term (in years)	6.08	6.02 - 6.08	5.50 - 6.08	5.50 - 6.08
Volatility	96.82%	89.54 - 90.15%	90.51 - 98.40%	83.72 - 90.15%
Risk-free interest rate	4.33%	3.70 - 4.16%	3.71 - 4.35%	3.70 - 4.50%
Dividend yield	–%	–%	–%	–%

Performance-Based Stock Option Activity

During 2024, the Company granted performance-based stock options ("PSOs") to the executive leadership team. The PSOs were eligible to vest upon attainment of certain Medicare reimbursement coverages (as certified by the Compensation Committee) by the end of 2025 and subject to continuous service by the executives. Fair value was estimated using the Black-Scholes option-pricing model. Total grant-date fair value of the PSOs was $0.3 million. As of December 31, 2025, not all the Medicare reimbursement coverages were obtained and the Company canceled a portion of the PSOs. Accordingly, the Company reversed previously recognized stock-based compensation expense associated with the performance conditions that were not met. For the three and nine months ended September 30, 2026, the recognized stock-based compensation cost related to vested PSOs was nil and immaterial, respectively.

A summary of the Company's performance-based stock option activity for the nine months ended September 30, 2026 is as follows:

	Outstanding Performance-Based Options
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2025	90,499	$1.61	8.20	$575
Options exercised	(46,666)	1.60
Balance—September 30, 2026	43,833	$1.61	7.45	$643
Options vested and exercisable as of September 30, 2026	43,833	$1.61	7.45	$643

Restricted Stock Units ("RSU") Activity and Valuation

A summary of the Company’s RSU activity for the nine months ended September 30, 2026 is as follows:

	Unvested Service-Based Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2025	131,257	$3.63	$1,045
RSUs granted	637,651	7.87
RSUs vested	(138,319)	5.98	1,942
RSUs forfeited	(13,150)	6.14
Balance—September 30, 2026	617,439	$7.43	$10,052

The Company grants RSUs to employees to receive shares of the Company’s common stock. The RSUs awarded are subject to the individual’s continued service to the Company through each applicable vesting date. RSUs granted to new hires generally vest either annually over a four-year period or with one-third vesting on the first anniversary of the vesting commencement date and the remaining two-thirds vesting in eight successive quarterly installments. RSUs granted as merit awards generally vest semi-annually over a three- or four-year period. The Company accounts for the fair value of RSUs using the closing market price of the Company’s common stock on the date of grant.

The aggregate fair value of unvested RSUs is calculated using the closing price of the Company’s common stock of $16.28 on September 30, 2026. The total fair value of shares vested were $1.7 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $1.9 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the unrecognized stock-based compensation cost of unvested RSUs was $4.2 million, which is expected to be recognized over a weighted-average period of 2.1 years.

The Company’s default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

Performance-Based RSU Activity

In March 2025, the Company granted performance-based RSUs ("PSUs") to the executive leadership team. A percentage of the number of RSUs will vest based upon achieving the Company's operational target as of the end of 2026, and subject to continuous service by the executives throughout March 2028. Fifty percent of the aggregate number of achieved PSUs (if any) will vest upon certification in March 2027, with the remaining fifty percent vesting in March 2028. The total grant-date fair value of the PSUs was $2.1 million. As of December 31, 2025, the Company no longer considered the achievement of the operational target to be probable. Accordingly, the Company reversed previously recognized stock-based compensation expense and no stock-based compensation cost was recognized for the year ended December 31, 2025, and the three and nine months ended September 30, 2026.

A summary of the Company's PSUs activity for the nine months ended September 30, 2026 is as follows:

	Unvested Performance-Based Restricted Stock Units
(in thousands, except share and per share data)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance—December 31, 2025	575,000	$3.63	$4,577
Balance—September 30, 2026	575,000	$3.63	$9,361

ESPP Activity and Valuation

During the three months ended September 30, 2026 and 2025, there were no shares of common stock purchased under the Employee Stock Purchase Plan ("ESPP"). During the nine months ended September 30, 2026 and 2025, 197,710 and 193,738 shares of common stock were purchased under the ESPP, respectively. The fair value of stock purchase rights granted under the ESPP was estimated using the following range of assumptions:

	Three and Nine Months Ended September 30,
	2026	2025
Expected term (in years)	0.5	0.5
Volatility	78.55%	92.85%
Risk-free interest rate	3.79%	4.22%
Dividend yield	–%	–%
Fair value	$3.60	$1.59

Stock-Based Compensation Expense

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service-based stock options	$3,321	$1,956	$8,700	$5,066
Performance-based stock options	—	35	7	105
Service-based RSUs	450	202	1,009	1,463
Performance-based RSUs	—	(259)	—	—
ESPP	140	148	729	497
Total stock-based compensation expense	$3,911	$2,082	$10,445	$7,131

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$282	$156	$830	$537
Research and development	1,213	698	3,204	2,512
Selling, general and administrative	2,416	1,228	6,411	4,082
Total stock-based compensation expense	$3,911	$2,082	$10,445	$7,131

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

During the three months ended September 30, 2026, there were no shares of common stock sold under the Amended Sales Agreement. During the nine months ended September 30, 2026, the Company issued and sold 2,827,155 shares of its common stock under the Amended Sales Agreement at a weighted-average price of $9.16 per share and received $25.5 million in proceeds, net of commissions.

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

The Company attributes revenues to geographic region based on the billing addresses of customers. The following table presents net revenues by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	95%	87%	96%	90%
Others	5%	13%	4%	10%

The following table provides information about reported segment revenue, segment loss, and significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$25,596	$14,495	$63,425	$52,303
Less:
Payroll and related costs	25,173	16,528	71,940	52,589
Lab supplies and outside services	3,068	3,664	8,803	10,595
Facility costs	2,598	2,577	7,463	7,329
Professional services	7,726	2,969	16,296	8,341
Repairs and maintenance	3,084	2,441	8,455	6,381
Depreciation and amortization	2,479	2,405	7,264	7,523
Other segment items (a)	17,029	7,243	44,618	22,588
Interest income	(1,760)	(1,680)	(5,898)	(5,585)
Segment and consolidated net loss	$(33,801)	$(21,652)	$(95,516)	$(57,458)

(a) Other segment items included in segment net loss include materials cost related to cost of revenue, marketing expenses, office expenses, foreign currency exchange gain and losses, and other overhead expenses.

Note 11. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations and other matters. For example, the Company has received, and may in the future continue to receive letters, claims or complaints from others alleging false advertising, intellectual property infringement, and/or violation of employment practices. Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of September 30, 2026, the Company was not involved in any material legal proceedings.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(33,801)	$(21,652)	$(95,516)	$(57,458)
Weighted-average common shares outstanding—basic and diluted	107,206,827	88,699,131	105,607,799	88,226,838
Net loss per common share—basic and diluted	$(0.32)	$(0.24)	$(0.90)	$(0.65)

The following table sets forth the potentially dilutive shares excluded from the computation of diluted net loss per common share because their effect was anti-dilutive:

	As of September 30,
	2026	2025
Options to purchase common stock	13,351,990	13,073,259
Unvested RSUs	1,192,439	799,768
ESPP	208,136	191,736
Total	14,752,565	14,064,763

Note 13. Pending Acquisition by Tempus

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

Conditions to Closing. Under the terms of the Merger Agreement, the completion of the Mergers is subject to certain customary closing conditions, including, among others: (i) the approval of the Mergers and adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Company Common Stock entitled to vote thereon; (ii) the approval for listing on Nasdaq of the Parent Class A Common Stock to be issued in the Mergers; (iii) the effectiveness of a registration statement on Form S-4 filed by Parent registering the Parent Class A Common Stock to be issued in connection with the Mergers; (iv) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications; (v) compliance by the parties with their respective covenants in the Merger Agreement; (vi) the absence of any law or order restraining, enjoining or otherwise prohibiting the consummation of the Mergers; (vii) expiration or termination of the required waiting period applicable to the Mergers under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and the approval or issuance of any other filing or consent or the expiration or termination of any other waiting period applicable to the Mergers, in accordance with the Merger Agreement; (viii) the receipt by the Company of an opinion to the effect that the Mergers will qualify as a reorganization for U.S. federal income tax purposes; and (ix) the absence of a Company Material Adverse Effect (in the case of Parent’s obligation to close) or a Parent Material Adverse Effect (in the case of the Company’s obligation to close). On October 2, 2026 at 11:59 p.m., Eastern Time, the HSR waiting period applicable to the Mergers expired without issue. On August 13, 2026, the parties received confirmation from the United Kingdom Competition and Markets Authority that it had no further questions at that stage. On October 20, 2026, the registration statement on Form S-4 relating to the Mergers was declared effective by the SEC, and on October 21, 2026, the Company filed its definitive proxy statement/prospectus relating to the Mergers. The special meeting of the Company’s stockholders to consider and vote on the adoption of the Merger Agreement is scheduled for November 30, 2026. Completion of the Mergers remains subject to the approval of the Company’s stockholders and the satisfaction or waiver of the other applicable closing conditions.

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

We are working with a growing number of leading cancer centers and world-class academic research institutions to build and publish clinical, evidence-based support for our testing services and our key indications, as well as to obtain reimbursement coverage from Medicare and other payors. Because of the ultra-high analytical sensitivity of our technology, we are primarily focusing on three indications: breast cancer, lung cancer, and immunotherapy (IO) monitoring. We have collaborations with ClearNote Health; Inc.; Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); Institut Curie; The Royal Marsden; the Vall d'Hebron Institute of Oncology (VHIO); the University of California, San Diego; Duke University; Vanderbilt University and Johns Hopkins University (the PREDICT study); the Dana-Farber Cancer Institute; the University of Texas M.D. Anderson Cancer Center; University Medical Center Hamburg-Eppendorf (UKE); Criterium and the Academic Breast Cancer Consortium; Yale Cancer Center; Aarhus University; British Columbia Cancer; University Health Network; Memorial Sloan Kettering (MSK); Health Research Institute of Santiago de Compostela (IDIS); UZ Leuven; Geneos; National Cancer Center Hospital East (NCCHE), that will focus on building the evidence-base for our technology and these indications.

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

Our work in oncology is underpinned by our experience and capacity for next-generation sequencing at scale. We have the capacity to sequence and analyze over 350 trillion bases of DNA per week in our facility. We believe that our capacity is already larger than most cancer genomics companies, and we continue to build automation and other infrastructure to scale further as demand increases. To date, we have sequenced approximately 629,000 human samples, of which approximately 251,000 were whole human genomes.

On July 20, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tempus (sometimes referred to as Parent), Aviary Development, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub I”) and Toucan Development, LLC, a Nevada limited liability company and a wholly owned subsidiary of Parent (“Merger Sub II”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, (a) Merger Sub I will be merged with and into Personalis (the “First Merger”), with Personalis surviving the First Merger as a wholly owned subsidiary of Parent (the “First Surviving Corporation”), and (b) as part of the same overall transaction, immediately after the First Merger, the First Surviving Corporation will merge with and into Merger Sub II (together, with the First Merger, referred to collectively as the “Merger”), with Merger Sub II surviving as a wholly owned subsidiary of Parent (see Note 13, Pending Acquisition by Tempus, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information). On October 21, 2026, we filed our definitive proxy statement/prospectus relating to the Merger. The special meeting of our stockholders to consider and vote on the adoption of the Merger Agreement is scheduled for November 30, 2026.

Third Quarter 2026 Strategic and Operational Highlights

Total revenue of $63.4 million increased 21%, or $11.1 million, during the third quarter of 2026 compared to the third quarter of 2025, due to (i) higher revenue from pharma testing services (ii) higher clinical test revenue as a result of obtaining Medicare reimbursement coverage decisions in November 2025, February 2026 and May 2026 for breast cancer, lung cancer, immunotherapy monitoring for patients with late-stage solid tumors and neoadjuvant therapy (NAT) monitoring for breast cancer, respectively and (iii) planned higher population sequencing revenue from the VA MVP. These increases were partially offset by the expected revenue decline from Enterprise sales due to the completion of the project with Natera.

Key business accomplishments and financial updates in the third quarter of 2026 include:

•
Launched NeXT Personal® Real-Time Variant Tracker™: Commercially launched optional Real-Time Variant Tracker supplemental results in the NeXT Personal molecular residual disease (MRD) test report, which identify clinically relevant resistance and therapeutically targetable variants over time, during NeXT Personal testing.
•
Reported pre-interim results from prospective Triple Negative Breast Cancer (TNBC) B-STRONGER-1 study: Personalis’ study is a multi-site, prospective study evaluating ctDNA dynamics in stage I-III TNBC patients receiving neoadjuvant therapy (NAT). Results showed high sensitivity, achieving a 96% ctDNA detection rate at baseline with 83.3% of positive detections at T1 in the ultrasensitive range below 100 PPM. Also, the results showed an 82% ctDNA clearance rate following two cycles of NAT.
•
Demonstrated the value of ultrasensitive ctDNA for predicting early immunotherapy response: A study conducted with The University of California, San Diego (UCSD) for 55 patients across 8 metastatic cancer types showed that an ultrasensitive assay may provide resolution in cases of heterogeneous response to stratify patients with radiographically stable disease into distinct risk groups, and dynamic ctDNA monitoring during immunotherapy provides lead time for identifying patients at high risk of progression.

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

Results of Operations

The following sets forth, for the periods presented, our unaudited consolidated statements of operations and selected financial data (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated Statements of Operations:
Revenue (1)	$25,596	$14,495	$63,425	$52,303
Costs and expenses
Cost of revenue	19,026	12,581	51,831	38,426
Research and development	16,074	12,171	46,949	37,192
Selling, general and administrative (2)	26,014	13,034	65,915	39,476
Total costs and expenses	61,114	37,786	164,695	115,094
Loss from operations	(35,518)	(23,291)	(101,270)	(62,791)
Interest income	1,760	1,680	5,898	5,585
Interest expense	(36)	(64)	(120)	(140)
Other income (expense), net	(4)	26	-	(100)
Loss before income taxes	(33,798)	(21,649)	(95,492)	(57,446)
Provision for income taxes	3	3	24	12
Net loss	$(33,801)	$(21,652)	$(95,516)	$(57,458)
Net loss per share, basic and diluted	$(0.32)	$(0.24)	$(0.90)	$(0.65)
Weighted-average shares outstanding, basic and diluted	107,206,827	88,699,131	105,607,799	88,226,838

(1) Includes related party revenue of $5.9 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, and $17.4 million and $3.5 million for the nine months ended September 30, 2026 and 2025, respectively.

(2) Includes related party sales and marketing expenses of $4.8 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively, and $11.5 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively.

	September 30, 2026	December 31, 2025
Cash and cash equivalents, and short-term investments	$190,602	$239,953
Working capital	173,776	228,321
Total assets (1)	291,600	334,164
Total debt	918	2,052
Long-term obligations	29,656	33,349
Total liabilities (2)	78,930	72,979
Total stockholders' equity	212,670	261,185

(1) Includes related party accounts receivable of $4.2 million and $2.5 million as of September 30, 2026 and December 31, 2025, respectively.

(2) Includes related party liabilities of $5.0 million and $5.7 million as of September 30, 2026 and December 31, 2025, respectively.

Revenue

The following table shows revenue by customer type (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Pharma testing services (1)	$17,114	$13,137	30%	$44,627	$37,754	18%
Enterprise sales	8	650	(99%)	401	5,430	(93%)
Population sequencing	4,067	234	1638%	9,567	7,755	23%
Clinical diagnostic	4,374	384	1039%	8,346	1,161	619%
Other	33	90	(63%)	484	203	138%
Total revenue	$25,596	$14,495	77%	$63,425	$52,303	21%

(1) Includes related party revenue of $5.9 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, and $17.4 million and $3.5 million for the nine months ended September 30, 2026 and 2025, respectively.

The following table shows customers that made up at least 10% of total revenue in at least one of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Merck & Co., Inc. (1)	22%	*	27%	*
VA MVP	16%	*	15%	15%
ModernaTX, Inc.	11%	19%	13%	25%
Regeneron Pharmaceuticals	*	19%	*	*
Pfizer Inc.	*	11%	*	*
Natera, Inc.	*	*	*	10%

* Less than 10% of revenue

(1) Consists of related party revenue.

Pharma testing services

The increase in pharma testing services revenue in the third quarter of 2026 and the first nine months of 2026 compared to the same periods of 2025 was primarily due to an increase in the number of clinical trial samples processed for Merck. We expect variability in revenue from pharmaceutical companies in the future due to the timing of their patient enrollment for clinical trials or project schedules.

Enterprise sales

The decrease in revenue from enterprise sales in the third quarter of 2026 and the first nine months of 2026 compared to the same periods of 2025 was due to the expected decrease in the number of samples processed for Natera after the second quarter of 2025 when the minimum volume commitments in our agreement with Natera expired. We no longer have a commercial relationship with Natera and do not expect to have one going forward.

Population sequencing

Revenue recognized each period from population sequencing is impacted by timing of our fulfillment of samples under each annual task order. The increase in revenue in the third quarter of 2026 and in the first nine months of 2026 compared to the same periods of 2025 was due to a planned increase in the number of samples we processed. Our annual task orders received in 2025 and 2024 were $13.5 million and $7.5 million, respectively. Our contract with the VA MVP does not include specific testing turnaround times. Therefore, we may modulate the volume of samples processed from the VA MVP to accommodate sample volumes from other customers, which can vary from period to period. In August 2026, we received a task order from the VA MVP, that was effective on September 30, 2026, for the fourth one-year renewal option period with a value of up to $18.3 million.

Clinical diagnostic

Clinical diagnostic revenue is generated from Medicare and private insurance payors. In January 2024, we received a Medicare coverage determination for NeXT Dx, our ultra-comprehensive tumor genomic profiling assay. In November 2025, we received Medicare coverage determination for NeXT Personal Dx for post-treatment surveillance of cancer recurrence in patients with Stage II and III breast cancer, with an effective date of October 7, 2025. In February 2026, we received Medicare coverage for NeXT Personal Dx for surveillance of patients with Stage I-III NSCLC, with an effective date of January 9, 2026. In May 2026, we received Medicare coverage for NeXT Personal Dx for immunotherapy monitoring for patients with late-stage solid tumors, with an effective date of March 16, 2026. In May 2026, we also received Medicare coverage for NeXT Personal Dx for monitoring treatment response to NAT in patients diagnosed with Stage II-III TNBC or HER2+ breast cancer, with an effective date of April 6, 2026. The increases in clinical diagnostic revenue in the third quarter of 2026 and in the first nine months of 2026 compared to the same periods of 2025 were mainly attributable to an increase in NeXT Dx test volume and NeXT Personal Dx reimbursements received from certain private payors and Medicare for breast cancer, NSCLC surveillance, immunotherapy monitoring for patients with late-stage solid tumors and NAT monitoring for breast cancer.

Costs and Expenses

The following table shows costs and expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025		2026	2025
Cost of revenue	$19,026	$12,581	51%	$51,831	$38,426	35%
Research and development	16,074	12,171	32%	46,949	37,192	26%
Selling, general and administrative	26,014	13,034	100%	65,915	39,476	67%
Total costs and expenses	$61,114	$37,786	62%	$164,695	$115,094	43%

Cost of revenue

The increase in cost of revenue in the third quarter of 2026 and in the first nine months of 2026 compared to the same periods of 2025 was primarily due to increased clinical diagnostic test costs where the corresponding revenue and reimbursement amounts were less than the cost of the testing services due to selling testing services in advance of Medicare reimbursement in order to gain market share.

Specific components of the increase in the third quarter of 2026 were a $3.5 million increase in diagnostic test costs, a $1.6 million increase in direct material costs due to higher biopharma revenue, a $1.2 million increase in personnel costs, and a $0.2 million increase in equipment maintenance costs, offset partially by a $0.1 million decrease in laboratory supplies costs.

Specific components of the increase in the first nine months of 2026 were a $7.3 million increase in diagnostic test costs, a $1.9 million increase in direct material costs due to higher biopharma revenue, a $3.3 million increase in personnel costs, a $0.7 million increase in equipment maintenance costs, and a $0.2 million increase in laboratory supplies costs.

Research and development

The increases in research and development in the third quarter of 2026 and in the first nine months of 2026 compared to the same periods of 2025 were primarily due to increased personnel and personnel-related costs due to higher compensation costs and increased headcount and R&D lab activities. These expenses increased in order to further and complete clinical evidence studies, process development work to enhance laboratory operations’ productivity, and technology development.

Specific components of the increase in the third quarter of 2026 were a $2.6 million increase in personnel and personnel-related costs driven by increased headcount and employee compensation and a $1.3 million increase due to higher lab supplies utilized, IT and internal operation supports, and consulting services for R&D projects.

Specific components of the increase in the first nine months of 2026 were a $6.1 million increase in personnel and personnel-related costs driven by increased headcount and employee compensation and a $3.7 million increase in lab supplies utilized, IT related expenses, and consulting services to support R&D projects and volume growth.

Selling, general and administrative

The increases in selling, general and administrative expenses in the third quarter of 2026 and in the first nine months of 2026 compared to the same periods of 2025 were primarily due to increased personnel and personnel related expenses due to higher compensation costs and increased headcount and marketing expenses associated with increases in testing volume for NeXT Personal Dx.

Specific components of the increase in the third quarter of 2026 were a $4.3 million increase in fees payable to Tempus for the volume of tests sold and results delivered to physicians and commercial-related expenses associated with higher NeXT Personal Dx testing volume, a $4.7 million increase in personnel and personnel related expenses due to higher headcount and employee compensation, a $4.0 million increase in professional services primarily associated with the Merger Agreement, and a $0.4 million increase in IT infrastructure projects, partially offset by a $0.5 million decrease in depreciation expenses.

Specific components of the increase in the first nine months of 2026 were a $10.9 million increase in fees payable to Tempus for the volume of tests sold and results delivered to physicians and commercial-related expenses associated with higher NeXT Personal Dx testing volume, a $10.0 million increase in personnel and personnel-related expenses due to higher sales commission, headcount, and employee compensation, a $5.6 million increase in professional services primarily associated with the Merger Agreement, and a $1.6 million increase in IT infrastructure projects, partially offset by a $1.7 million decrease in depreciation expenses.

Interest Income, Interest Expense, and Other Income (Expense), Net

The following table shows interest income and expense, and other income (expense), net (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025		2026	2025
Interest income	$1,760	$1,680	5%	$5,898	$5,585	6%
Interest expense	(36)	(64)	(44%)	(120)	(140)	(14%)
Other income (expense), net	(4)	26	(115%)	-	(100)	(100%)
Total	$1,720	$1,642	5%	$5,778	$5,345	8%

Interest income and interest expense

The increases in interest income in the third quarter of 2026 and the first nine months of 2026 compared to the same periods of 2025 were driven by higher average investment balances, partially offset by decreased yields. Interest expense is the recognition of imputed interest on noninterest bearing loans.

Other income (expense), net

Other income (expense), net, in the periods presented, consisted mainly of foreign currency remeasurements.

Liquidity and Capital Resources

The following table presents selected financial information (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents, and short-term investments	$190,602	$239,953
Contract liabilities	1,647	1,562
Working capital	173,776	228,321

From our inception through September 30, 2026, we have funded our operations primarily from net proceeds from issuance of redeemable convertible preferred stock, IPO, follow-on equity offerings, At-the-Market ("ATM") facility (see Note 9, At-the-Market Equity Offerings, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information), Tempus exercising warrants and purchasing additional shares under an investment agreement, and Merck purchasing shares of our common stock under an investment agreement (see Note 8, Related Party Transactions, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information), as well as debt financings. As of September 30, 2026, we had cash and cash equivalents of $98.3 million and short-term investments of $92.3 million.

We have incurred net losses since our inception. We anticipate that our current cash and cash equivalents and short-term investments, are sufficient to fund our near-term capital and operating needs for at least the next 12 months.

We have based these future funding requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If the Merger is not completed and our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our testing services or other risks described in this Quarterly Report on Form 10-Q, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. We filed a sales agreement prospectus supplement in May 2026, pursuant to which we may offer and sell $150.0 million of shares of our common stock through our ATM facility, of which approximately $145.4 million remains available for sale as of September 30, 2026, provided that we may not sell any shares through the ATM facility while the closing of the Merger is pending. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

Our short-term investments portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

Cash Flows

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(75,320)	$(52,700)
Net cash provided by (used in) investing activities	16,162	(8,189)
Net cash provided by financing activities	33,187	19,443

The increase in cash used in operating activities was primarily due to an increase in net loss.

The increase in cash provided by investing activities was primarily due to a $42.3 million decrease in purchases of short-term investments, partially offset by a $12.3 million decrease in proceeds from the maturity of short-term investments and a $5.6 million increase in capital expenditures.

The increase in cash provided by financing activities was primarily due to a $7.7 million increase in net proceeds from sales of common stock under our ATM facility and a $10.4 million increase in proceeds from issuance of common stock under equity incentive plans, partially offset by a $2.6 million decrease in proceeds from loans and a $1.8 million increase in repayments of loans and a finance lease.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist primarily of variable costs of revenue, operating expenditures, capital expenditures, property leases, and other spend. We plan to fund our material cash requirements with our existing cash and cash equivalents and short-term investments, which amounted to $190.6 million as of September 30, 2026, as well as anticipated cash receipts from customers. If the Merger is not completed, to fund our material cash requirements in the short- and long-term, we may also seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

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

Capital expenditures. Capital expenditures are expected to increase from 2025 levels as we expect to expand NeXT Personal Dx test volume capacity. Going forward, our capital expenditures are expected to consist primarily of laboratory equipment and computer equipment. We currently expect capital expenditures to be between $10.0 million and $12.0 million in 2026 and between $12.0 million to $15.0 million in each of the years 2027 and 2028.

Property leases. Our noncancelable operating lease payments were $57.0 million as of September 30, 2026. The timing of these future payments, by year, can be found in Note 7, Leases, in Part I, Item 1 of this Form 10-Q in the Consolidated Financial Statements.

Other. As of September 30, 2026, we have an outstanding noninterest bearing loan that was used to finance the purchase of equipment for our laboratory. We owe a total of $0.9 million, which is payable in 2027. Further discussion of the loan can be found in Note 6, Loans, in Part I, Item 1 of this Form 10-Q in the Consolidated Financial Statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO"), and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2026, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Risks Related to Our Pending Acquisition by Tempus

The completion of the Merger is subject to a number of conditions, including certain conditions that are beyond our control, and may not be satisfied on a timely basis, or at all.*

Certain conditions to completion of the Merger have been satisfied, including the expiration of the waiting period under the HSR Act and the effectiveness of the registration statement on Form S-4. Completion of the Merger remains subject to other conditions set forth in the Merger Agreement, including: (i) the approval of the Merger and adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon; (ii) the approval for listing on Nasdaq of Tempus Class A Common Stock to be issued in the Merger; (iii) our receipt of an opinion to the effect that the Merger will qualify as a reorganization for U.S. federal income tax purposes; and (iv) the absence of material adverse effects impacting us or Tempus. The special meeting of our stockholders to consider and vote on the adoption of the Merger Agreement is scheduled for November 30, 2026. Many of the remaining conditions are beyond our control, resulting in uncertainty as to the timing of completion of the Merger and as to whether the Merger will be completed at all.

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

The value of the per share stock consideration payable to our stockholders in the Merger is subject to changes based on fluctuations in the value of Tempus’ Class A Common Stock, and our stockholders may receive per share stock consideration with a value that is less than $16.25 per share in certain circumstances.*

In the Merger, each share of our common stock issued and outstanding immediately prior to the Merger (other than shares owned or held in treasury by us or owned by Tempus and shares which are held by stockholders who have exercised and perfected appraisal rights for such shares in accordance with Delaware law) will be converted into the right to receive a number of shares of Tempus’

Class A Common Stock equal to an Exchange Ratio (defined below), provided that Tempus may elect to pay cash for up to 50% of the aggregate number of outstanding shares of our common stock, which will be applied pro rata among shares eligible to receive the Merger consideration. See Note 13, Pending Acquisition by Tempus, in Part 1, Item 1 of this Quarterly Report on Form 10-Q for more information.

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

At the time that our stockholders cast their votes regarding approval of the Merger Agreement, they may not know the actual market value of the shares of Tempus Class A Common Stock that they will receive if and when the Merger is finally completed, including whether Tempus will make a Parent Cash Election, the final allocation between cash and stock consideration, or whether the Parent Stock Price will be equal to or less than the Floor Price. Fluctuations in the market value of shares of Tempus Class A Common Stock may be caused by changes in the businesses, operations, results and prospects of both Tempus and us, market expectations of the likelihood that the Merger will be completed and the timing of the completion, competition in our industry, general market and economic conditions, or other factors.

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

Litigation may arise in connection with the Merger, which could be costly and divert management’s attention and otherwise materially harm our business.*

Lawsuits may be filed challenging the disclosures contained in the registration statement on Form S-4 and the definitive proxy statement/prospectus filed with the Securities and Exchange Commission on October 21, 2026 in connection with the proposed Merger and/or challenging other aspects of the proposed Merger. Regardless of the outcome of any future litigation related to the proposed Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the proposed Merger may materially adversely affect our business, financial condition and operating results. The outcome of any lawsuit filed or that may be filed challenging the proposed Merger is uncertain. If any lawsuit is successful in obtaining an order enjoining the Merger, then the transaction may not be consummated within the expected time frame, or at all, and could result in substantial costs, including but not limited to, costs associated with the indemnification of our directors and officers. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the proposed Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our investors, employees, patients, customers, regulators, suppliers, collaborators, and other business partners, or otherwise materially harm our operations and financial performance.

Operational, Strategic and Business Risks

We have a history of losses and we expect to incur significant losses for the foreseeable future and may not be able to generate sufficient revenue to achieve or sustain profitability.

We have incurred net losses since our inception. For the year ended December 31, 2025, we had a net loss of $81.3 million. For the nine months ended September 30, 2026, we had a net loss of $95.5 million. As of September 30, 2026, we had an accumulated deficit of $726.8 million. To date, we have not generated sufficient revenue to achieve profitability, and we may never achieve or sustain profitability. In addition, we expect to continue to incur net losses for the foreseeable future, and we expect our accumulated deficit to continue to increase as we focus on scaling our business and operations. Our efforts to sustain and grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations, and cash flows, and could cause the market price of our common stock to decline.

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

Some of our present or potential competitors, including Adela, Inc., Caris Life Sciences, Inc., DELFI Diagnostics, Inc., Exact Sciences Corporation which was acquired by Abbott Laboratories, Inc., in March 2026, Foresight Diagnostics Inc. (“Foresight”), which was acquired by Natera in December 2025, Foundation Medicine, Inc., GRAIL, Inc., Guardant Health, Inc., Haystack Oncology, Inc., which was acquired by Quest Diagnostics Incorporated in June 2023, Laboratory Corporation of America Holdings, MedGenome Inc., Myriad Genetics, Inc., Natera, NeoGenomics, Inc., Predicine, Inc., SAGA Diagnostics AB which was acquired by Foundation Medicine, Inc. in May 2026, Veracyte, Inc. and BillionToOne, Inc. may have more widespread brand recognition or substantially greater financial or technical resources, development or production capacities, or marketing capabilities than we do. They may be able to devote greater resources to the development, promotion and sale of their products and services than we do or sell their products and services at prices designed to win more significant levels of market share. Also, we have had, and may have in the future, customer or supply relationships with our present or potential competitors. For example, we have an agreement with Natera to provide advanced tumor analysis for use in Natera’s MRD test. During the year ended December 31, 2025, revenue under our agreement accounted for 8% of our total revenue. See “—We have historically derived a substantial portion of our revenue from DNA sequencing and data analysis services that we provided to Natera. We no longer have a commercial relationship with Natera and, if we are unable to grow our customer base and diversify our revenue concentration, our business, financial condition, revenue and other operating results, and cash flows may be materially harmed.” Further, we have partnered with Tempus to expand the sales and marketing of our NeXT Personal Dx tests in four indications and Tempus could in the future develop tests that compete directly or indirectly with our tests or partner with our competitors. If Tempus were to develop competitive tests or partner with our competitors, we or Tempus may terminate the agreement and, upon termination of the agreement, we may be unable to expand our sales force timely to replace the Tempus sales and marketing efforts, which could adversely impact our business or affect our ability to commercialize our testing services. In addition, our present or potential competitors have been or may be acquired by, receive investments from, or enter into other commercial relationships with larger, more well-established and well-financed companies. We may also have disputes with our present or potential competitors. See “—Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violations may require us to spend significant time and money, and could in the future prevent us from selling our tests or impact our stock price, any of which could have a material adverse effect.”

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

Like other genomic profiling companies that sell to the pharmaceutical industry, we have substantial customer concentration. We currently derive a significant portion of our revenue from Moderna, which accounted for 13% of our revenue for the nine months ended September 30, 2026, and 22% and 28% of our revenue for the years ended December 31, 2025 and 2024, respectively. We derive a significant portion of our revenue from the VA MVP, which accounted for 15% of our revenue for the nine months ended September 30, 2026, and 17% and 9% of our revenue for the years ended December 31, 2025 and 2024, respectively. We also derive a significant portion of our revenue from Merck, which accounted for 27% and 7% of our revenue for the nine months ended September 30, 2026 and each of the years ended December 31, 2025 and 2024, respectively. We previously derived a significant portion of our revenue from Natera, which accounted for 8% and 30% of our revenue for the years ended December 31, 2025 and 2024, respectively. Our top five customers, including Moderna, the VA MVP, Merck and Natera, accounted for 62% and 81% of our revenue for the years ended December 31, 2025 and 2024, respectively. Our top five customers, including Moderna, the VA MVP and Merck accounted for 65% of our revenue for the nine months ended September 30, 2026. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. While we have attempted to grow our customer base and diversify our revenue concentration beyond Moderna, VA MVP and Merck, we may not be able to successfully do so in the future. Our predictions regarding the future level of demand for our testing services that will be generated by these customers may be wrong. In addition, revenue from our larger customers have historically fluctuated and may continue to fluctuate based on the commencement and completion of clinical trials or other projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Some of our customers have in the past suspended or terminated clinical trials or projects, received less funding than expected, experienced declining or delayed sales, or otherwise decided to reduce or eliminate their use of our testing services, and these and other customers may also do so in the future. As a result, we could be pressured to reduce the prices we charge for our testing services, which would have an adverse effect on our margins and financial position, and which would likely negatively affect our revenue and results of operations. In particular, if we do not win future VA MVP renewals with a value comparable to that of our historical contracted orders, it may have a material adverse effect on our revenue, cash position, and results of operations. See “—We derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provided to one of our largest customers, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services continues to be substantially reduced, or if our new contract with the VA MVP were to be terminated, our business, financial condition, revenue and other operating results, and cash flows will be materially harmed.” Similarly, if the VA MVP was eliminated, awarded its contract to one of our competitors, further reduced the size of our contract or failed to renew our contract in the future, then our revenue, cash position, and results of operations would be materially adversely impacted. Likewise, if Moderna or any of our other significant customers were to reduce or cease their use of our testing services, then our revenue, cash position, and results of operations may be materially adversely impacted. Further, if any of our significant customers were to stop payment for our services, it would have a material adverse effect on our accounts receivable, increasing our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

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

We derive a substantial portion of our revenue from DNA sequencing and data analysis services that we provide to one of our largest customers, the VA MVP. If the VA MVP’s demand for and/or funding for our DNA sequencing and data analysis services continues to be substantially reduced, or if our new contract with the VA MVP were to be terminated, our business, financial condition, revenue and other operating results, and cash flows will be materially harmed.*

We derive a substantial portion of our revenue from sales of our DNA sequencing and data analysis services to the VA MVP. In September 2017, we entered into a one-year contract with three one-year optional renewal periods with the VA for the VA MVP, pursuant to which we received contracted orders from the VA MVP in September 2017, 2018, 2019, 2020, and 2021. In September 2022, we entered into a new contract with the VA MVP to continue providing them WGS services and received an initial task order with a value of up to $10.0 million (the "2022 VA MVP Agreement"). The performance period under the new contract includes a base period of one year, with four one-year renewal option periods that may be exercised upon discretion of the VA MVP. In August 2026, we received a task order for the fourth one-year renewal option period with a value of up to $18.3 million. There is no guarantee that the VA MVP will award a new contract upon completion of this contract.

The VA MVP’s contracted orders for DNA sequencing and data analysis services have fluctuated significantly in value over time and are subject to the availability of funding, enrollment of veterans in the VA MVP study, and the VA MVP’s continued demand, if any, for our testing services among other factors. For example, the VA MVP contracted order received in September 2020 had a value of $30.9 million, whereas annual orders (other than 2025 and 2026) received in subsequent years had values of $10.0 million, or less, which represents a substantial decline. We have no certainty that funding will be made available for our testing services, or that the VA MVP will honor its payment obligations under the current contract and task order, or award any future contracts, contract renewals or contracted orders to us. The priorities of the VA, the VA MVP, or the U.S. government may change, including in response to a health epidemic pandemic or federal cost-cutting initiatives such as those recently announced and enacted by the current administration. Future task orders from the VA MVP for our DNA sequencing and data analysis services may be reduced or eliminated as a result of reductions in government research spending and federal cost-cutting initiatives. For example, funding for our testing services may be limited or not available, and our business, financial condition, and operating results and cash flows will be materially harmed. Similarly, if we do not win future VA MVP contracts and renewals (whether due to being outbid by a competitor or the VA MVP’s decision not to award a future contract on a timely basis or at all, or to terminate for convenience or failure to renew any contract, for whatever reason) with a value comparable to that of our historical contracted orders, our business, financial condition, revenue and other operating results and cash flows may be materially harmed.

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

In January 2024, we announced that we received a final Medicare coverage determination for our NeXT Dx offering, extended retroactively to August 29, 2023. In November 2025, we announced that we received Medicare coverage for NeXT Personal Dx for post-treatment surveillance of cancer recurrence in patients with Stage II and III breast cancer, with an effective date of October 7, 2025. In February 2026, we announced that we received Medicare coverage for NeXT Personal Dx for surveillance of patients with Stage I-III NSCLC with an effective date of January 9, 2026. In May 2026, we announced that we received Medicare coverage for NeXT Personal Dx for immunotherapy monitoring for patients with late-stage solid tumors with an effective date of March 16, 2026. In May 2026, we also announced that we received Medicare coverage for NeXT Personal Dx for monitoring treatment response to neoadjuvant therapy (NAT) in patients diagnosed with Stage II-III Triple-Negative Breast Cancer (TNBC) or HER2-positive (HER2+) breast cancer, with an effective date of April 6, 2026. While we estimate that approximately half of new solid tumor cancer cases will be diagnosed in patients covered by Medicare, the Medicare coverage determination may not be indicative of our ability to obtain coverage with other payors. Even if favorable coverage and reimbursement status is attained for one or more of our testing services, less favorable coverage policies and reimbursement rates may be implemented in the future.

We are pursuing a partner-centric strategy and have key relationships with Tempus, Myriad, Moderna and Merck, among others. These and any other partnering and/or collaboration arrangements that we have entered into or may enter into in the future may not be successful, or may terminate, which could adversely impact our business or affect our ability to develop and commercialize our testing services.*

Any current or future collaborations, including any strategic alliances or any collaborations to develop companion diagnostic tests, that we have entered (for example, our strategic alliances with Moderna and Merck; and our collaborations with Tempus; Myriad; ClearNote Health, Inc.; Cancer Research UK, University College London, and the Francis Crick Institute (the TRACERx study); Institut Curie; The Royal Marsden; the Vall d'Hebron Institute of Oncology (VHIO); the University of California, San Diego; Duke University; Vanderbilt University and Johns Hopkins University (the PREDICT study); the Dana-Farber Cancer Institute; the University of Texas M.D. Anderson Cancer Center; University Medical Center Hamburg-Eppendorf (UKE); Criterium and the Academic Breast Cancer Consortium; Yale Cancer Center; Aarhus University; British Columbia Cancer; University Health Network; Memorial Sloan Kettering (MSK); Health Research Institute of Santiago de Compostela (IDIS); UZ Leuven; Geneos; National Cancer Center Hospital East (NCCHE); or may enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which include that:

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
•
the Anti-Markup Rule, which, among other things, prohibits a physician or supplier billing the Medicare program from marking up the price of a purchased diagnostic service performed by another laboratory or supplier that does not “share a practice” with the billing physician or supplier. Penalties may apply to the billing physician or supplier if Medicare or another payor is billed at a rate that exceeds the performing laboratory’s charges to the billing physician or supplier, and the performing laboratory could be at risk under false claims laws, described below, for causing the submission of a false claim;
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
•
state laws that prohibit other specified practices, such as billing physicians for testing that they order as discussed above; waiving coinsurance, copayments, deductibles, and other amounts owed by patients; billing a state Medicaid program at a price that is higher than what is charged to one or more other payors, or exercising control over licensed professionals in violation of state laws prohibiting corporate practice of medicine and other professions, and prohibitions against the splitting of professional fees with licensed professionals; and
•
similar foreign laws and regulations that apply to us in the countries in which we operate or may operate in the future.

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

In addition, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain until 2032 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”) repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates, and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Alternative Payment Models ("APMs"), and the Merit-based Incentive Payment System ("MIPS"). Under both APMs and MIPS, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments.

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

It is unclear what impact quality and payment programs, such as MACRA, or pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations, or cash flows. We also anticipate there will continue to be proposals by legislators at both the federal and state levels, regulators and private payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our tests, the coverage of or the amounts of reimbursement available for our tests from payors, including commercial payors and government payors. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Patent terms may be inadequate to protect our competitive position for an adequate amount of time.*

Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies and services are obtained, once the patent life has expired, we may be open to competition from competitive services. Our issued patents will expire on dates ranging from 2033 to 2045, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2045. In addition, although upon issuance in the U.S., a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our technologies, products and services, our competitive position, business, financial condition, results of operations, and prospects will be adversely affected.

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

•
announcements, developments or uncertainties relating to our pending merger with Tempus AI, Inc., including the anticipating timing, likelihood or failure of completion of the merger; and
•
other general economic, industry, and market conditions, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Insiders or holders of greater than five percent of our outstanding common stock may exercise significant control over our company and will be able to influence corporate matters.*

Our directors, executive officers and their affiliates, and holders of greater than five percent of our outstanding common stock, if they were to act together, would be able to exercise significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock and may not be in the best interests of our other stockholders. In November 2023, we entered into the Tempus Agreement (see Note 8 to our Consolidated Financial Statements included in this Form 10-Q for additional information), pursuant to which, Tempus agreed to certain voting commitments that require Tempus to vote the shares it acquired from exercising its warrants for our common stock in accordance with the recommendations of the majority of our board of directors with respect to director nominations for any meeting of our stockholders occurring on or before December 31, 2025, as well as various compensation-related matters. These voting commitments terminate when the parties’ exclusivity obligations expire or terminate under the Tempus Agreement. On July 20, 2026, we, Tempus, Aviary Development, Inc. (a wholly owned subsidiary of Tempus), and Toucan Development, LLC (a wholly owned subsidiary of Tempus) entered into a Merger Agreement (see Note 13, Pending Acquisition by Tempus, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information). In addition, in December 2024, we entered into an Investment Agreement with Merck (see Note 8 to our Consolidated Financial Statements included in this Form 10-Q for additional information), pursuant to which Merck agreed to certain voting commitments that require Merck to vote, subject to specified exceptions, any shares of our common stock that Merck owns in accordance with the recommendations of our board of directors. Such voting commitments generally apply to director nominations for any meeting of our stockholders, amendments to our charter to increase the authorized shares of our common stock, various compensation-related matters, and ratification of our auditors. These voting commitments terminate upon the earlier of the second anniversary of the date of the investment agreement with Merck and the first time that Merck and its affiliates no longer own at least 50% of our shares owned by Merck immediately following the date of the investment agreement with Merck. Concurrently with the execution of the Merger Agreement, Merck entered into a Voting Agreement with the Company (see Note 13, Pending Acquisition by Tempus, in Part 1, Item 1 of this Form 10-Q in our Consolidated Financial Statements for additional information).

Future sales of shares by existing stockholders, or the perception that such sales could occur, could cause our stock price to decline.

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of September 30, 2026, we had 108,378,087 shares of common stock outstanding, all of which shares were eligible as of such date for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our last fiscal quarter, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) terminated written plans for the sale of our securities as set forth in the table below.

				Type of Trading Arrangement
Name and Position	Action Type	Date of Action	Plan Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Aggregate Number of Shares Subject to Plan
Christopher Hall, Chief Executive Officer and Director	Termination	July 23, 2026	July 23, 2026	X		400,000
Richard Chen, President and Chief Medical Officer	Termination	July 23, 2026	July 23, 2026	X		900,000
Aaron Tachibana, Chief Financial Officer and Chief Operating Officer	Termination	July 23, 2026	July 23, 2026	X		269,901

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

**Non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1Ω	Agreement and Plan of Merger, dated as of July 20, 2026, by and among Tempus AI, Inc., Aviary Development, Inc., Toucan Development, LLC and the Registrant.	8-K	001-38943	2.1	7/20/2026
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38943	3.1	6/24/2019
3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-38943	3.2	2/26/2026
10.1	Voting Agreement, dated July 20, 2026, by and between Merck Sharp & Dohme LLC and the Registrant.	8-K	001-38943	10.1	7/20/2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

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

Date: November 4, 2026	Personalis, Inc.

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)